Form 10-Q
period 2017-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2017-08-04
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2017
Common Stock, Par Value $0.01 per share	56,496,652

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Royalty fees	$92,486	$86,195	$161,475	$151,054
Initial franchise and relicensing fees	6,981	5,706	11,987	10,862
Procurement services	11,068	10,308	17,544	16,104
Marketing and reservation system	158,035	133,814	267,510	260,175
Other	8,229	5,728	16,181	10,674
Total revenues	276,799	241,751	474,697	448,869
OPERATING EXPENSES:
Selling, general and administrative	38,208	40,039	71,054	75,158
Depreciation and amortization	3,050	2,956	6,120	5,721
Marketing and reservation system	158,035	133,814	267,510	260,175
Total operating expenses	199,293	176,809	344,684	341,054
Operating income	77,506	64,942	130,013	107,815
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,280	11,224	22,485	22,316
Interest income	(1,438)	(827)	(2,702)	(1,666)
Other (gains) losses	(576)	(321)	(1,473)	(259)
Equity in net (income) loss of affiliates	859	(744)	2,939	1,436
Total other income and expenses, net	10,125	9,332	21,249	21,827
Income before income taxes	67,381	55,610	108,764	85,988
Income taxes	22,386	16,788	35,025	26,003
Net income	$44,995	$38,822	$73,739	$59,985

Basic earnings per share	$0.80	$0.69	$1.31	$1.06
Diluted earnings per share	$0.79	$0.68	$1.30	$1.06

Cash dividends declared per share	$0.215	$0.205	$0.43	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$44,995	$38,822	$73,739	$59,985
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	1,423	(629)	1,991	899
Other comprehensive income (loss), net of tax	1,639	(413)	2,422	1,330
Comprehensive income	$46,634	$38,409	$76,161	$61,315

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$197,957	$202,463
Receivables (net of allowance for doubtful accounts of $9,945 and $8,557, respectively)	146,653	107,336
Income taxes receivable	59	316
Notes receivable, net of allowance	10,362	7,873
Other current assets	25,196	26,885
Total current assets	380,227	344,873
Property and equipment, at cost, net	83,134	84,061
Goodwill	80,036	78,905
Intangible assets, net	15,101	15,738
Notes receivable, net of allowances	132,004	110,608
Investments, employee benefit plans, at fair value	19,451	16,975
Investments in unconsolidated entities	131,722	94,839
Deferred income taxes	54,030	52,812
Other assets	52,268	53,657
Total assets	$947,973	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$67,736	$48,071
Accrued expenses and other current liabilities	65,837	80,388
Deferred revenue	135,350	133,218
Current portion of long-term debt	1,302	1,195
Income taxes payable	6,136	796
Total current liabilities	276,361	263,668
Long-term debt	862,965	839,409
Deferred compensation and retirement plan obligations	23,927	21,595
Deferred income taxes	—	292
Other liabilities	37,337	38,853
Total liabilities	1,200,590	1,163,817
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2017 and December 31, 2016 and 56,496,652 and 56,299,949 shares outstanding at June 30, 2017 and December 31, 2016, respectively	951	951
Additional paid-in-capital	164,812	159,045
Accumulated other comprehensive loss	(6,100)	(8,522)
Treasury stock (38,568,986 and 38,765,689 shares at June 30, 2017 and December 31, 2016, respectively), at cost	(1,069,241)	(1,070,383)
Retained earnings	656,961	607,560
Total shareholders’ deficit	(252,617)	(311,349)
Total liabilities and shareholders’ deficit	$947,973	$852,468
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,739	$59,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,120	5,721
Loss on disposal of assets	4	7
Provision for bad debts, net	916	962
Non-cash stock compensation and other charges	6,809	7,966
Non-cash interest and other (income) loss	(274)	958
Deferred income taxes	(1,446)	4,030
Equity in net losses from unconsolidated joint ventures, less distributions received	3,543	2,193
Changes in assets and liabilities:
Receivables	(40,673)	(39,058)
Advances to/from marketing and reservation system activities, net	17,407	(42,671)
Forgivable notes receivable, net	(14,108)	(13,174)
Accounts payable	18,955	10,567
Accrued expenses and other current liabilities	(11,286)	(8,842)
Income taxes payable/receivable	5,629	10,463
Deferred revenue	2,061	42,164
Other assets	(1,764)	(10,834)
Other liabilities	(1,524)	(2,576)
Net cash provided by operating activities	64,108	27,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(10,687)	(10,912)
Investment in intangible assets	(2,228)	(322)
Proceeds from sales of assets	—	1,700
Acquisitions of real estate	—	(25,389)
Contributions to equity method investments	(42,127)	(19,688)
Distributions from equity method investments	1,696	3,619
Purchases of investments, employee benefit plans	(1,736)	(1,140)
Proceeds from sales of investments, employee benefit plans	2,094	1,136
Issuance of mezzanine and other notes receivable	(14,977)	(13,048)
Collections of mezzanine and other notes receivable	552	10,158
Other items, net	110	11
Net cash used by investing activities	(67,303)	(53,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	23,200	87,950
Principal payments on long-term debt	(309)	(623)
Purchases of treasury stock	(7,414)	(28,278)
Dividends paid	(24,333)	(23,193)
Proceeds from exercise of stock options	6,590	4,234
Net cash provided (used) by financing activities	(2,266)	40,090
Net change in cash and cash equivalents	(5,461)	14,076
Effect of foreign exchange rate changes on cash and cash equivalents	955	371
Cash and cash equivalents at beginning of period	202,463	193,441
Cash and cash equivalents at end of period	$197,957	$207,888
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$30,813	$12,500
Interest, net of capitalized interest	$21,206	$21,035
Non-cash investing and financing activities:
Dividends declared but not paid	$12,133	$11,498
Investment in property and equipment acquired in accounts payable	$895	$674
Non-cash sale of investment of unconsolidated joint venture	$—	$2,350

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
Recently Adopted Accounting Guidance

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU No. 2016-17"). ASU No. 2016-17 alters the primary beneficiary assessment a reporting entity must perform as part of consolidation analysis to determine whether it should consolidate certain types of legal entities. Under legacy GAAP, indirect interests held through related parties under common control were to be considered in their entirety by the reporting entity in performing the primary beneficiary assessment. ASU No. 2016-17 revises the guidance such that indirect interests held through related parties under common control are considered on a proportionate basis in performing the primary beneficiary assessment. The Company adopted this ASU on January 1, 2017, and it did not have an impact on the Company's consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the financial statements and disclosures.

2. Other Current Assets
Other current assets consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$22,709	$22,210
Other current assets	2,487	4,675
Total	$25,196	$26,885

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

The following table shows the composition of the Company's notes receivable balances:

	June 30, 2017			December 31, 2016
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$70,409	$70,409	$—	$61,482	$61,482
Subordinated	—	14,813	14,813	—	9,336	9,336
Unsecured	61,915	3,543	65,458	51,475	3,618	55,093
Total notes receivable	61,915	88,765	150,680	51,475	74,436	125,911
Allowance for losses on non-impaired loans	5,897	770	6,667	5,013	770	5,783
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	1,647	1,647
Total loan reserves	5,897	2,417	8,314	5,013	2,417	7,430
Net carrying value	$56,018	$86,348	$142,366	$46,462	$72,019	$118,481
Current portion, net	$369	$9,993	$10,362	$333	$7,540	$7,873
Long-term portion, net	55,649	76,355	132,004	46,129	64,479	110,608
Total	$56,018	$86,348	$142,366	$46,462	$72,019	$118,481

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the six months ended June 30, 2017:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$5,013	$2,417
Provisions	1,326	—
Recoveries	(135)	—
Write-offs	(24)	—
Other(1)	(283)	—
Ending balance	$5,897	$2,417

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes
Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $33.5 million as of June 30, 2017. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $2.1 million with stated interest rates that are less than market rate, representing a total discount of $0.1 million. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Forgivable Notes Receivable
As of June 30, 2017 and December 31, 2016, the unamortized balance of the Company's forgivable notes receivable totaled $61.9 million and $51.5 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $5.9 million and $5.0 million at June 30, 2017 and December 31, 2016, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended June 30, 2017 and 2016 was $2.4 million and $2.2 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the six months ended June 30, 2017 and 2016 was $4.9 million and $4.4 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2017
Forgivable Notes	$17	$1,744	$1,761	$60,154	$61,915
	$17	$1,744	$1,761	$60,154	$61,915

As of December 31, 2016
Forgivable Notes	$116	$1,349	$1,465	$50,010	$51,475
	$116	$1,349	$1,465	$50,010	$51,475
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.8 million and $1.9 million of its subordinated mezzanine and other notes receivable were impaired at June 30, 2017 and December 31, 2016, respectively, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both June 30, 2017 and December 31, 2016. The average mezzanine and other notes receivable on non-accrual status was approximately $1.9 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognizes interest income for impaired loans on a cash basis. Approximately $44 thousand and $43 thousand of interest income on impaired loans was recognized during the six months ended June 30, 2017, and 2016, respectively. The Company provided loan reserves on non-impaired loans totaling $0.8 million at June 30, 2017 and December 31, 2016.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2017
Senior	$—	$—	$—	$70,409	$70,409
Subordinated	—	—	—	14,813	14,813
Unsecured	—	—	—	3,543	3,543
	$—	$—	$—	$88,765	$88,765
As of December 31, 2016
Senior	$—	$—	$—	$61,482	$61,482
Subordinated	—	—	—	9,336	9,336
Unsecured	—	—	—	3,618	3,618
	$—	$—	$—	$74,436	$74,436

4.	Marketing and Reservation Activities
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
At June 30, 2017 and December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $14.5 million and $18.1 million, respectively, with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2017 was $5.9 million and $12.3 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and six months ended June 30, 2016 was $6.5 million and $12.4 million, respectively. Interest expense attributable to marketing and reservation activities was $1 thousand for the three and six months ended June 30, 2017. Interest expense attributable to marketing and reservation activities were $2 thousand and $5 thousand for the three and six months ended June 30, 2016.

5.	Other Assets
Other assets consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Land and buildings	$29,027	$29,023
Advances to marketing and reservation system activities (Note 4)	14,532	18,069
Other assets	8,709	6,565
Total	$52,268	$53,657

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

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $128.4 million and $91.9 million at June 30, 2017 and December 31, 2016, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended June 30, 2017 and 2016, the Company recognized (income) losses totaling $1.4 million and $(0.5) million, respectively, from these investments. For the six months ended June 30, 2017 and 2016, the Company recognized losses totaling $3.9 million and $2.0 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Loyalty programs	$121,222	$115,851
Initial, relicensing and franchise fees	7,732	9,352
Procurement service fees	6,207	7,668
Other	189	347
Total	$135,350	$133,218

8.	Debt
Debt consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $4.3 million and $4.7 million at June 30, 2017 and December 31, 2016, respectively	$395,681	$395,316
$250 million senior unsecured notes with an effective interest rate of 6.19%, less a discount and deferred issuance costs of $1.0 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively	249,029	248,875
$450 million senior unsecured credit facility with an effective interest rate of 2.51% and 2.23%, less deferred issuance costs of $2.4 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively	205,847	182,359
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.6 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively	9,119	9,432
Economic development loans with an effective interest rate of 3.0% at June 30, 2017 and December 31, 2016	3,712	3,712
Other notes payable	879	910
Total debt	$864,267	$840,604
Less current portion	1,302	1,195
Total long-term debt	$862,965	$839,409
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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At June 30, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2017.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2017:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2016	$(3,160)	$(5,362)	$(8,522)
Other comprehensive income before reclassification	—	1,991	1,991
Amounts reclassified from accumulated other comprehensive loss	431	—	431
Net current period other comprehensive income	431	1,991	2,422
Ending balance, June 30, 2017	$(2,729)	$(3,371)	$(6,100)

The amounts reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2017 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP"), which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $24.7 million at both June 30, 2017 and December 31, 2016, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in selling, general and administrative ("SG&A") expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A expense for the three months ended June 30, 2017 and 2016 was $0.7 million and $0.5 million, respectively. The net increase in compensation expense recorded in SG&A expense for the six months ended June 30, 2017 and 2016 was $1.7 million and $0.6 million, respectively.

Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $20.3 million and $19.1 million as of June 30, 2017 and December 31, 2016, respectively, and are recorded at their fair value, based on quoted market prices. At June 30, 2017, the Company expects $0.8 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended June 30, 2017 and 2016 of approximately $0.6 million and $0.3 million, respectively. The Company recorded investment gains during the six months ended June 30, 2017 and 2016 of approximately $1.5 million and $0.3 million, respectively.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2017.
As of June 30, 2017 and December 31, 2016, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of June 30, 2017
Money market funds, included in cash and cash equivalents	$50,177	$—	$50,177	$—
Mutual funds(1)	18,619	18,619	—	—
Money market funds(1)	1,635	—	1,635	—
	$70,431	$18,619	$51,812	$—
As of December 31, 2016
Money market funds, included in cash and cash equivalents	$50,085	$—	$50,085	$—
Mutual funds(1)	17,468	17,468	—	—
Money market funds(1)	1,676	—	1,676	—
	$69,229	$17,468	$51,761	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
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
The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At June 30, 2017 and December 31, 2016, the $250 million senior notes had an approximate fair value of $272.6 million and $273.0 million, respectively. At June 30, 2017 and December 31, 2016, the $400 million senior notes had an approximate fair value of $445.1 million and $430.4 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates were 33.2% and 30.2% for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rates were 32.2% and 30.2% for the six months ended June 30, 2017 and 2016, respectively.

The effective income tax rates for the three and six months ended June 30, 2017 and 2016 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

13.	Share-Based Compensation and Capital Stock
Stock Options
No stock options were granted during the three months ended June 30, 2017 and 2016. The Company granted 0.2 million and 0.7 million options to certain employees of the Company at a fair value of $2.0 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at June 30, 2017 was $31.9 million and $21.7 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 was approximately $0.5 million and $4 thousand, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was approximately $3.2 million and $4.4 million, respectively.
The Company received approximately $1.6 million and $0.1 million in proceeds from the exercise of 33,571 and 2,126 employee stock options during the three months ended June 30, 2017 and 2016, respectively. The Company received approximately $6.6 million and $4.2 million in proceeds from the exercise of 157,196 and 192,956 employee stock options during the six months ended June 30, 2017 and 2016, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted share grants	25,526	42,042	145,580	167,152
Weighted average grant date fair value per share	$62.84	$52.00	$61.02	$51.62
Aggregate grant date fair value ($000)	$1,604	$2,186	$8,883	$8,628
Restricted shares forfeited	11,597	5,342	23,268	9,614
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$1,094	$880	$7,911	$7,183
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Performance vested restricted stock units granted at target	—	44,524	158,978	79,557
Weighted average grant date fair value per share	$—	$44.92	$60.60	$47.81
Aggregate grant date fair value ($000)	$—	$2,000	$9,634	$3,804
Stock units forfeited	56,717	—	71,786	28,193
Requisite service period	—	31 - 43 months	36 months	31 -43 months
During the three months ended June 30, 2017, PVRSU grants totaling 3,116 vested at a grant date fair value of $0.2 million. During the six months ended June 30, 2017, PVRSU grants totaling 38,329 vested at a grant date fair value of $1.8 million. Of these grants, PVRSU grants totaling 10,641 vested at a grant date fair value of $0.5 million. These grants were initially granted at a target of 21,282 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 10,641 shares were forfeited. Additionally, during the six months ended June 30, 2017, PVRSU grants totaling 4,113 were forfeited since the Company did not achieve the targeted performance conditions contained in the stock awards granted in prior periods. Furthermore, during the six months ended June 30, 2017, PVRSU grants totaling 24,572 vested at a grant date fair value of $1.1 million. These PVRSU grants were initially granted at a target of 15,081 units. However, since the Company achieved an average of 163% of the various targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,491 shares were earned and issued. The remaining grants totaling 3,116 vested at a grant date fair value of $0.2 million, achieving 100% of the targeted performance conditions contained in the stock awards granted in prior periods.
No PVRSU grants vested during the three months ended June 30, 2016. During the six months ended June 30, 2016, a total of 22,062 PVRSU grants vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the six months ended June 30, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.

A summary of stock-based award activity as of June 30, 2017 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,193,502	$48.26		407,812	$50.61	235,980	$47.59
Granted	185,627	60.63		145,580	61.02	158,978	60.60
Performance based leveraging (1)	—	—		—	—	9,491	45.59
Exercised/Vested	(157,196)	41.92		(131,919)	48.02	(38,329)	46.19
Expired	(9,729)	56.67		—	—	—	—
Forfeited	(30,300)	54.23		(23,268)	54.60	(71,786)	38.79
Outstanding at June 30, 2017	2,181,904	$49.65	4.3 years	398,205	$55.04	294,334	$56.89
Options exercisable at June 30, 2017	1,120,619	$44.85	3.4 years
_________________________________
(1)PVRSU units outstanding have been increased by 9,491 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the six months ended June 30, 2017.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Stock options	$1.1	$1.5	$2.2	$2.6
Restricted stock	1.7	2.2	3.4	4.0
Performance vested restricted stock units	1.1	0.7	2.1	1.3
Total	$3.9	$4.4	$7.7	$7.9
Income tax benefits	$1.5	$1.6	$2.9	$2.9
In conjunction with the termination of a Company officer, stock option, restricted stock and PVRSU expense for the three and six months ended June 30, 2016, included an additional $0.4 million, $0.4 million and $0.1 million, respectively, of accelerated recognition of share based payment awards.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three and six months ended June 30, 2017, the Company's board of directors declared dividends totaling $0.215 and $0.43 per share or approximately $12.1 million and $24.3 million, in the aggregate.
In addition, during the six months ended June 30, 2017, the Company recorded dividends totaling $0.1 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
No shares of common stock were purchased by the Company under the share repurchase program during the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2017, the Company redeemed 2,203 and 121,134 shares of common stock at a total cost of approximately $0.1 million and $7.4 million, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Computation of Basic Earnings Per Share:
Numerator:
Net income	$44,995	$38,822	$73,739	$59,985
Income allocated to participating securities	(319)	(272)	(526)	(411)
Net income available to common shareholders	$44,676	$38,550	$73,213	$59,574
Denominator:
Weighted average common shares outstanding – basic	56,073	56,060	56,007	56,043

Basic earnings per share	$0.80	$0.69	$1.31	$1.06

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$44,995	$38,822	$73,739	$59,985
Income allocated to participating securities	(317)	(271)	(524)	(410)
Net income available to common shareholders	$44,678	$38,551	$73,215	$59,575
Denominator:
Weighted average common shares outstanding – basic	56,073	56,060	56,007	56,043
Diluted effect of stock options and PVRSUs	355	296	361	304
Weighted average common shares outstanding – diluted	56,428	56,356	56,368	56,347

Diluted earnings per share	$0.79	$0.68	$1.30	$1.06

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
At June 30, 2017 and 2016, the Company had 2.2 million and 2.6 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended June 30, 2017, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2017, 0.4 million of anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at June 30, 2017 and 2016, PVRSUs totaling 294,334 and 251,956, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$86,839	$41,918	$10,814	$(47,085)	$92,486
Initial franchise and relicensing fees	6,902	—	79	—	6,981
Procurement services	10,869	—	199	—	11,068
Marketing and reservation system	146,134	112,060	3,976	(104,135)	158,035
Other	5,912	41	2,581	(305)	8,229
Total revenues	256,656	154,019	17,649	(151,525)	276,799
OPERATING EXPENSES:
Selling, general and administrative	40,702	38,349	6,547	(47,390)	38,208
Depreciation and amortization	377	1,823	850	—	3,050
Marketing and reservation system	149,781	107,908	4,481	(104,135)	158,035
Total operating expenses	190,860	148,080	11,878	(151,525)	199,293
Operating income	65,796	5,939	5,771	—	77,506
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,138	—	142	—	11,280
Other items, net	(424)	968	(1,699)	—	(1,155)
Equity in earnings of consolidated subsidiaries	(9,704)	(21)	—	9,725	—
Total other income and expenses, net	1,010	947	(1,557)	9,725	10,125
Income before income taxes	64,786	4,992	7,328	(9,725)	67,381
Income taxes	19,791	2,105	490	—	22,386
Net income	$44,995	$2,887	$6,838	$(9,725)	$44,995

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$151,143	$72,653	$21,315	$(83,636)	$161,475
Initial franchise and relicensing fees	11,814	—	173	—	11,987
Procurement services	17,124	—	420	—	17,544
Marketing and reservation system	244,336	205,756	7,597	(190,179)	267,510
Other	11,587	81	5,004	(491)	16,181
Total revenues	436,004	278,490	34,509	(274,306)	474,697
OPERATING EXPENSES:
Selling, general and administrative	77,512	65,308	12,361	(84,127)	71,054
Depreciation and amortization	761	3,644	1,715	—	6,120
Marketing and reservation system	251,878	197,487	8,324	(190,179)	267,510
Total operating expenses	330,151	266,439	22,400	(274,306)	344,684
Operating income	105,853	12,051	12,109	—	130,013
OTHER INCOME AND EXPENSES, NET:
Interest expense	22,201	—	284	—	22,485
Other items, net	(788)	1,896	(2,344)	—	(1,236)
Equity in earnings of consolidated subsidiaries	(21,024)	434	—	20,590	—
Total other income and expenses, net	389	2,330	(2,060)	20,590	21,249
Income before income taxes	105,464	9,721	14,169	(20,590)	108,764
Income taxes	31,725	3,035	265	—	35,025
Net income	$73,739	$6,686	$13,904	$(20,590)	$73,739

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$44,995	$2,887	$6,838	$(9,725)	$44,995
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	1,423	—	1,423	(1,423)	1,423
Other comprehensive income, net of tax	1,639	—	1,423	(1,423)	1,639
Comprehensive income	$46,634	$2,887	$8,261	$(11,148)	$46,634

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,822	$4,969	$6,474	$(11,443)	$38,822
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	(629)	—	(629)	629	(629)
Other comprehensive income, net of tax	(413)	—	(629)	629	(413)
Comprehensive income	$38,409	$4,969	$5,845	$(10,814)	$38,409

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$73,739	$6,686	$13,904	$(20,590)	$73,739
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	1,991	—	1,991	(1,991)	1,991
Other comprehensive income, net of tax	2,422	—	1,991	(1,991)	2,422
Comprehensive income	$76,161	$6,686	$15,895	$(22,581)	$76,161

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,769	$169	$191,019	$—	$197,957
Receivables, net	134,348	1,597	10,858	(150)	146,653
Income taxes receivable	—	643	3,063	(3,647)	59
Other current assets	11,327	22,786	1,498	(53)	35,558
Total current assets	152,444	25,195	206,438	(3,850)	380,227
Property and equipment, at cost, net	46,901	19,006	17,227	—	83,134
Goodwill	65,813	—	14,223	—	80,036
Intangible assets, net	4,973	3,192	6,936	—	15,101
Notes receivable, net of allowances	18,633	50,859	62,512	—	132,004
Investments, employee benefit plans, at fair value	—	19,451	—	—	19,451
Investment in affiliates	548,554	49,133	—	(597,687)	—
Advances to affiliates	9,551	79,726	953	(90,230)	—
Deferred income taxes	39,992	15,658	—	(1,620)	54,030
Other assets	14,815	117,819	51,406	(50)	183,990
Total assets	$901,676	$380,039	$359,695	$(693,437)	$947,973
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$25,271	$38,861	$3,754	$(150)	$67,736
Accrued expenses and other current liabilities	30,129	27,370	8,338	—	65,837
Deferred revenue	134,194	—	1,209	(53)	135,350
Other current liabilities	9,776	7	1,302	(3,647)	7,438
Total current liabilities	199,370	66,238	14,603	(3,850)	276,361
Long-term debt	850,557	3,712	8,696	—	862,965
Deferred compensation and retirement plan obligations	—	23,912	15	—	23,927
Advances from affiliates	87,471	1,256	1,503	(90,230)	—
Other liabilities	16,895	14,630	7,482	(1,670)	37,337
Total liabilities	1,154,293	109,748	32,299	(95,750)	1,200,590
Total shareholders’ (deficit) equity	(252,617)	270,291	327,396	(597,687)	(252,617)
Total liabilities and shareholders’ deficit	$901,676	$380,039	$359,695	$(693,437)	$947,973

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9,541	$42,479	$12,745	$(657)	$64,108
Cash Flows From Investing Activities
Investment in property and equipment	(9,120)	(1,344)	(223)	—	(10,687)
Investment in intangible assets	(1,499)	(729)	—	—	(2,228)
Contributions to equity method investments	—	(42,090)	(37)	—	(42,127)
Distributions from equity method investments	—	—	1,696	—	1,696
Purchases of investments, employee benefit plans	—	(1,736)	—	—	(1,736)
Proceeds from sales of investments, employee benefit plans	—	2,094	—	—	2,094
Issuance of mezzanine and other notes receivable	(5,444)	—	(9,533)	—	(14,977)
Collections of mezzanine and other notes receivable	552	—	—	—	552
Advances to and investment in affiliates	—	(484)	—	484	—
Divestment in affiliates	—	1,707	—	(1,707)	—
Other items, net	—	113	(3)	—	110
Net cash used by investing activities	(15,511)	(42,469)	(8,100)	(1,223)	(67,303)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	23,200	—	—	—	23,200
Principal payments on long-term debt	—	—	(309)	—	(309)
Purchases of treasury stock	(7,414)	—	—	—	(7,414)
Dividends paid	(24,333)	—	(657)	657	(24,333)
Proceeds from contributions from affiliates	—	—	484	(484)	—
Distributions to affiliates	—	—	(1,707)	1,707	—
Proceeds from exercise of stock options	6,590	—		—	6,590
Net cash provided (used) by financing activities	(1,957)	—	(2,189)	1,880	(2,266)
Net change in cash and cash equivalents	(7,927)	10	2,456	—	(5,461)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	955	—	955
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$6,769	$169	$191,019	$—	$197,957

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(34,467)	$45,562	$16,766	$—	$27,861
Cash Flows From Investing Activities
Investment in property and equipment	(6,427)	(4,261)	(224)	—	(10,912)
Investment in intangible assets	(322)	—	—	—	(322)
Proceeds from sales of assets	—	—	1,700	—	1,700
Acquisitions of real estate	—	—	(25,389)	—	(25,389)
Contributions to equity method investments	—	(19,648)	(40)	—	(19,688)
Distributions from equity method investments	—	—	3,619	—	3,619
Purchases of investments, employee benefit plans	—	(1,140)	—	—	(1,140)
Proceeds from sales of investments, employee benefit plans	—	1,136	—	—	1,136
Issuance of mezzanine and other notes receivable	(5,306)	—	(7,742)	—	(13,048)
Collections of mezzanine and other notes receivable	10,158	—	—	—	10,158
Advances to and investment in affiliates	—	(25,816)	—	25,816	—
Divestment in affiliates	—	5,298	—	(5,298)	—
Other items, net	—	—	11	—	11
Net cash used by investing activities	(1,897)	(44,431)	(28,065)	20,518	(53,875)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	88,000	—	(50)	—	87,950
Principal payments on long-term debt	—	(368)	(255)	—	(623)
Proceeds from contributions from affiliates	—	—	25,816	(25,816)	—
Purchases of treasury stock	(28,278)	—	—	—	(28,278)
Dividends paid	(23,193)	—	—	—	(23,193)
Distributions to affiliates	—	—	(5,298)	5,298	—
Proceeds from exercise of stock options	4,234	—	—	—	4,234
Net cash provided (used) by financing activities	40,763	(368)	20,213	(20,518)	40,090
Net change in cash and cash equivalents	4,399	763	8,914	—	14,076
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	371	—	371
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$17,928	$782	$189,178	$—	$207,888

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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
(In thousands)	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$274,242	$684	$1,873	$276,799	$239,683	$463	$1,605	$241,751
Operating income (loss)	$92,414	$(1,485)	$(13,423)	$77,506	$83,573	$(4,750)	$(13,881)	$64,942
Income (loss) before income taxes	$91,555	$(1,485)	$(22,689)	$67,381	$84,317	$(4,750)	$(23,957)	$55,610

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(In thousands)	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$469,585	$1,332	$3,780	$474,697	$444,772	$869	$3,228	$448,869
Operating income (loss)	$157,774	$(2,579)	$(25,182)	$130,013	$142,165	$(9,075)	$(25,275)	$107,815
Income (loss) before income taxes	$154,835	$(2,579)	$(43,492)	$108,764	$140,729	$(9,075)	$(45,666)	$85,988

17.	Commitments and Contingencies
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

On September 4, 2015, the Company entered into a limited payment guaranty with regards to a VIE's $13.3 million bank loan for the design, development, and construction of a new hotel franchised under one of the Company's brands in the United States.  Under the terms of the limited guaranty, the Company has agreed to guarantee a maximum of $1.8 million of the VIE’s obligations under the loan. The limited guaranty shall remain in effect until the earlier of (i) the VIE’s bank loan is paid in full to the lender; (ii) the maximum amount guaranteed by the Company is paid in full; or (iii) the Company, through its affiliate, ceases to be a member of the VIE.

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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at June 30, 2017 and December 31, 2016.
Commitments
The Company has the following commitments outstanding at June 30, 2017:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2017, the Company had commitments to extend an additional $193.9 million for these purposes provided certain conditions are met by its franchisees, of which $84.9 million is scheduled to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $18.8 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites hotel. The Company has committed to provide up to an aggregate of $50.1 million, if necessary, for acquisition of the property and property improvements. As of June 30, 2017, the Company advanced $45.3 million. The promissory notes mature on November 30, 2019, and bear interest at variable and fixed rates and are payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and six months ended June 30, 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2016, fees earned and payroll costs reimbursed under this arrangement totaled $0.2 million.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, the Company has recorded royalty and marketing and reservation system fees of approximately $8.1 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company has recorded royalty and marking reservation system fees of approximately $12.0 million and $9.7 million, respectively. The Company has recorded $1.1 million and $1.1 million as a receivable due from these joint ventures as of June 30, 2017 and December 31, 2016, respectively. In addition, the Company has paid commissions of $45 thousand and $42 thousand for the three months ended June 30, 2017 and 2016, respectively, and $67 thousand and $72 thousand for the six months ended June 30, 2017 and 2016 to an online travel agent for which the Company is a joint venture member.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,553 hotels open and 792 hotels under construction, awaiting conversion or approved for development as of June 30, 2017, with 520,224 rooms and 61,944 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. The Company purchased no shares of common stock under the share repurchase program during the six months ended June 30, 2017. At June 30, 2017, we had approximately 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2016, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.215 per common share outstanding. The projected annual dividend in 2017 is $0.86 per common share outstanding. During the six months ended June 30, 2017, we paid cash dividends totaling approximately $24.3 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. Since inception, the Company has made significant investments in product development and sales efforts to expand its customer base. As a result, the division has incurred costs in excess of revenues in each year of its existence. At this time, the Company believes that its operations of the SkyTouch division beginning in 2017 will not require the same pace of investment as compared to past periods.
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
Hotel Franchising Revenues: The Company utilizes hotel franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, vacation rental activities including operations that provide software as a service technology solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from hotel franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental activities are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complementary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Hotel Franchising Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2017	2016	2017	2016

Total Revenues	$276,799	$241,751	$474,697	$448,869
Adjustments:
Marketing and reservation system revenues	(158,035)	(133,814)	(267,510)	(260,175)
Non-hotel franchising activities	(2,557)	(2,068)	(5,112)	(4,097)
Hotel Franchising Revenues	$116,207	$105,869	$202,075	$184,597

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2017 and 2016

Summarized financial results for the three months ended June 30, 2017 and 2016 are as follows:

(in thousands)	2017	2016
REVENUES:
Royalty fees	$92,486	$86,195
Initial franchise and relicensing fees	6,981	5,706
Procurement services	11,068	10,308
Marketing and reservation system	158,035	133,814
Other	8,229	5,728
Total revenues	276,799	241,751
OPERATING EXPENSES:
Selling, general and administrative	38,208	40,039
Depreciation and amortization	3,050	2,956
Marketing and reservation system	158,035	133,814
Total operating expenses	199,293	176,809
Operating income	77,506	64,942
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,280	11,224
Interest income	(1,438)	(827)
Other (gains) losses	(576)	(321)
Equity in net (income) loss of affiliates	859	(744)
Total other income and expenses, net	10,125	9,332
Income before income taxes	67,381	55,610
Income taxes	22,386	16,788
Net income	$44,995	$38,822

Results of Operations
The Company recorded income before income taxes of $67.4 million for the three month period ended June 30, 2017, an $11.8 million or 21% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $12.6 million increase in operating income, a $0.6 million increase in interest income, an increase of $0.3 million in other gains and losses, offset by a $1.6 million increase in equity in net losses from affiliates.

Operating income increased $12.6 million primarily due to a $10.3 million or 10% increase in the Company's hotel franchising revenues and a $1.8 million or 5% decrease in selling, general, and administrative expenses. The key drivers of these fluctuations are described in more detail below.

Hotel Franchising Revenues
Hotel franchising revenues were $116.2 million for the three months ended June 30, 2017 compared to $105.9 million for the three months ended June 30, 2016, an increase of $10.3 million or 10%. The increase in hotel franchising revenues is primarily due to a $6.3 million or 7% increase in royalty revenues, a $1.3 million or 22% increase in initial and relicensing fees, a $0.8 million or 7% increase in procurement services revenues, and an increase of approximately $1.9 million in non-compliance and other revenues.

Royalty Fees
Domestic royalty fees for the three months ended June 30, 2017, increased $5.9 million to $87.0 million, an increase of 7% compared to the three months ended June 30, 2016. The increase in royalties is primarily attributable to a 2.0% increase in RevPAR, a 2.2% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.5% increase in average daily rates, accompanied by a 30 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased from 4.39% for the three months ended June 30, 2016 to 4.58% for the three months ended June 30, 2017. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$95.96	70.6%	$67.76	$93.87	70.1%	$65.84	2.2%	50	bps	2.9%
Comfort Suites	98.54	73.4%	72.32	98.19	73.6%	72.24	0.4%	(20)	bps	0.1%
Sleep	84.84	69.9%	59.27	83.93	69.5%	58.35	1.1%	40	bps	1.6%
Quality	80.36	63.6%	51.12	78.61	63.3%	49.79	2.2%	30	bps	2.7%
Clarion	85.70	63.9%	54.76	84.14	62.3%	52.46	1.9%	160	bps	4.4%
Econo Lodge	63.31	57.6%	36.48	61.84	57.3%	35.46	2.4%	30	bps	2.9%
Rodeway	64.94	58.7%	38.12	63.13	57.9%	36.56	2.9%	80	bps	4.3%
MainStay	76.88	72.4%	55.62	78.07	68.4%	53.40	(1.5)%	400	bps	4.2%
Suburban	52.42	78.2%	41.00	51.07	76.9%	39.27	2.6%	130	bps	4.4%
Cambria hotel & suites	142.23	77.2%	109.78	NA	NA	NA	NA	NA	bps	NA
Ascend Hotel Collection	129.17	56.8%	73.32	133.28	60.0%	79.94	(3.1)%	(320)	bps	(8.3)%
Total	$85.19	65.9%	$56.17	$83.89	65.6%	$55.07	1.5%	30	bps	2.0%
___________________
*Totals for the three months ended June 30, 2016 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2016 since the brand had fewer than 25 units open and operating for the trailing 12 month period.
The number of domestic rooms on-line increased by 2.2% to 406,902 as of June 30, 2017, from 398,190 as of June 30, 2016. The total number of domestic hotels on-line increased by 2.6% to 5,409 as of June 30, 2017, from 5,273 as of June 30, 2016.

Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at June 30, 2017 and 2016 by brand is as follows:

	June 30, 2017		June 30, 2016		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,093	84,956	1,138	88,085	(45)	(3,129)	(4.0)%	(3.6)%
Comfort Suites	565	43,721	564	43,522	1	199	0.2%	0.5%
Sleep	385	27,574	380	27,188	5	386	1.3%	1.4%
Quality	1,493	116,961	1,395	110,952	98	6,009	7.0%	5.4%
Clarion	163	22,159	168	23,033	(5)	(874)	(3.0)%	(3.8)%
Econo Lodge	843	51,757	847	52,385	(4)	(628)	(0.5)%	(1.2)%
Rodeway	586	34,085	528	29,771	58	4,314	11.0%	14.5%
MainStay	56	4,074	54	4,020	2	54	3.7%	1.3%
Suburban	59	6,578	58	6,471	1	107	1.7%	1.7%
Cambria hotel & suites	31	4,160	25	3,113	6	1,047	24.0%	33.6%
Ascend Hotel Collection	135	10,877	116	9,650	19	1,227	16.4%	12.7%
Total Domestic Franchises	5,409	406,902	5,273	398,190	136	8,712	2.6%	2.2%

Domestic hotels open and operating increased by 66 during the three months ended June 30, 2017, compared to a net decrease of 3 during the three months ended June 30, 2016. Gross domestic franchise additions increased from 73 for the three months ended June 30, 2016 to 113 for the same period of 2017. New construction hotels represented 12 of the gross domestic additions during the three months ended June 30, 2017, compared to 11 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended June 30, 2017 increased by 39 units to 101 from 62 for the three months ended June 30, 2016. The number of new construction and conversion hotel openings during a particular quarter are impacted by various factors including the level of franchise sales in prior periods, the complexity of property improvement plans required to be completed prior to opening or other local economic and market conditions that may impact the pace of new hotel construction. The timing of new construction hotel openings typically averages 18 to 36 months to open after the franchise agreement is executed. Conversion hotels typically open three to four months after the execution of a franchise agreement.

Net domestic franchise terminations decreased from 76 in the three months ended June 30, 2016 to 47 for the three months ended June 30, 2017.

International royalties increased $0.4 million or 8% from $5.1 million for the three months ended June 30, 2016 to $5.5 million for the three months ended June 30, 2017, primarily due to a 1.8% increase in the number of rooms available and improvements in RevPAR in the countries in which we operate. International rooms increased by 1,956 from 111,366 as of June 30, 2016 to 113,322 as of June 30, 2017. The total number of international hotels decreased by 12 from 1,156 as of June 30, 2016 to 1,144 as of June 30, 2017. International rooms grew 1.8% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.

Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements remained unchanged at $3.0 million for the three months ended June 30, 2017 and 2016. Domestic initial fee revenue remained unchanged despite a 20% increase in executed franchise agreements primarily due to an increase in franchise agreements containing forgivable promissory note incentives when compared to the same period of the prior year. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. Executed franchise agreements increased from 147 franchise agreements, representing 13,005 rooms, executed in the second quarter of 2016, to 176 franchise agreements, representing 13,321 rooms executed in the second quarter of 2017.

During the second quarter of 2017, 56 of the executed agreements were for new construction hotel franchises representing 4,187 rooms compared to 42 contracts representing 3,757 rooms for the three months ended June 30, 2016. Conversion hotel executed franchise agreements totaled 120 representing 9,134 rooms for the three months ended June 30, 2017 compared to 105 agreements representing 9,248 rooms for the same period a year ago.
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 25% from 101 for the three months ended June 30, 2016 to 126 for the three months ended June 30, 2017, slightly offset by renewals of expired contracts which decreased from 6 for the three months ended June 30, 2016 to 1 during the current period. As a result of the 19% increase in relicensing and renewal contracts and the increase in average fees per contract, domestic relicensing and renewal revenues increased 59% from $2.5 million in the second quarter of 2016 to $3.9 million in the second quarter of 2017.
As of June 30, 2017, the Company had 721 franchised hotels with 55,119 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 591 hotels and 46,887 rooms at June 30, 2016. The number of new construction franchised hotels in the Company's domestic pipeline increased 30% to 523 at June 30, 2017 from 403 at June 30, 2016. The growth in the number of new construction hotels in the domestic pipeline reflects the 16%, 9% and 79% increase in new construction franchise agreements executed in 2016, 2015 and 2014, respectively, as well as a 65% increase in the six months ended June 30, 2017. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 10 hotels or 5% from 188 hotels at June 30, 2016 to 198 hotels at June 30, 2017, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 71 franchised hotels with 6,825 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2017 compared to 82 hotels and 9,110 rooms at June 30, 2016. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $0.8 million or 7% from $10.3 million for the three months ended June 30, 2016 to $11.1 million for the three months ended June 30, 2017. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $2.5 million from the three months ended June 30, 2016 to $8.2 million for the three months ended June 30, 2017. The increase in other income is primarily due to a $0.5 million increase in revenues related to the Company's non-hotel franchising divisions, $1.6 million related to the sale of chip-enabled card readers to our franchised hotels, and an increase in non-compliance fees related to franchisees not operating in accordance with the Company's brand standards.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $38.2 million for the three months ended June 30, 2017, which decreased $1.8 million from the three months ended June 30, 2016.
SG&A expenses for the three months ended June 30, 2017 and 2016 include approximately $5.4 million and $7.0 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended June 30, 2017 decreased $0.2 million or 1% to $32.8 million in the current year primarily due to the impact of employee termination benefits totaling $2.2 million incurred in the second quarter of 2016, offset by $1.1 million of increased costs related to the distribution of chip-enabled credit card readers to our franchisees, and a $0.3 million increase mark-to-market expense related to changes in the fair value of investments held in the Company's deferred compensation plans over the same period of the prior year.
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
Total marketing and reservation system revenues increased 18% from $133.8 million for the three months ended June 30, 2016 to $158.0 million for the three months ended June 30, 2017. Marketing and reservation system revenues for the three months ended June 30, 2017 were impacted by increased revenues related to new reservation delivery programs, as well as improved revenues from the Choice Privileges loyalty program resulting from the growth in program membership, increases in average daily rates as well as a reduction in the actuarial estimate of points earned by members that will ultimately be redeemed.
At June 30, 2017 and December 31, 2016, cumulative marketing and reservation system expenses exceeded fees billed by $14.5 million and $18.1 million, respectively. The deficits are reflected as other long-term assets in the accompanying consolidated balance sheets.
Other (gains) losses: Other (gains) losses increased $0.3 million from a gain of $0.3 million for the three months ended June 30, 2016 to a gain of $0.6 million in the same period of the current year, due to the fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $0.9 million from its unconsolidated joint ventures for the three months ended June 30, 2017, compared to income of $0.7 million for the three months ended June 30, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.
Income Taxes: The effective income tax rates were 33.2% and 30.2% for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rates for the three months ended June 30, 2017 and 2016 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2017 and 2016

Summarized financial results for the six months ended June 30, 2017 and 2016 are as follows:

(in thousands)	2017	2016
REVENUES:
Royalty fees	$161,475	$151,054
Initial franchise and relicensing fees	11,987	10,862
Procurement services	17,544	16,104
Marketing and reservation system	267,510	260,175
Other	16,181	10,674
Total revenues	474,697	448,869
OPERATING EXPENSES:
Selling, general and administrative	71,054	75,158
Depreciation and amortization	6,120	5,721
Marketing and reservation system	267,510	260,175
Total operating expenses	344,684	341,054
Operating income	130,013	107,815
OTHER INCOME AND EXPENSES, NET:
Interest expense	22,485	22,316
Interest income	(2,702)	(1,666)
Other gains	(1,473)	(259)
Equity in net losses of affiliates	2,939	1,436
Total other income and expenses, net	21,249	21,827
Income before income taxes	108,764	85,988
Income taxes	35,025	26,003
Net income	$73,739	$59,985

Results of Operations
The Company recorded income before income taxes of $108.8 million for the six month period ended June 30, 2017, a $22.8 million, or 26% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $22.2 million increase in operating income, as well as a $1.2 million increase in other gains, a $1.0 million increase in interest income, offset by an increase in net loss of affiliates of $1.5 million.
Operating income increased $22.2 million as the Company's hotel franchising revenues increased by $17.5 million or 9% and SG&A expenses decreased by $4.1 million or 5%. The key drivers of these fluctuations are described in more detail below.

Hotel Franchising Revenues
Hotel franchising revenues were $202.1 million for the six months ended June 30, 2017 compared to $184.6 million for the six months ended June 30, 2016, a $17.5 million or 9% increase. The increase in hotel franchising revenues is primarily due to a $10.4 million or 7% increase in royalty revenues and a $1.4 million or 9% increase in procurement services revenues, a $1.1 million or 10% increase in initial franchising and relicensing revenues and a $4.5 million increase in non-compliance and other revenues.

Royalty Fees
Domestic royalty fees for the six months ended June 30, 2017 increased $9.8 million to $151.5 million, a 7% increase compared to the six months ended June 30, 2016. The increase in royalties is attributable to a 2.8% increase in RevPAR, a 2.2% increase in the number of domestic franchised hotel rooms, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.7% increase in average daily rates accompanied by a 60 basis point increase in occupancy rates. The effective royalty rate increased to 4.56% for the six months ended June 30, 2017, compared to 4.39% for the prior year period.

The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$92.00	64.7%	$59.48	$90.11	64.0%	$57.67	2.1%	70	bps	3.1%
Comfort Suites	96.16	69.3%	66.65	95.51	68.9%	65.80	0.7%	40	bps	1.3%
Sleep	82.29	65.0%	53.51	81.13	64.2%	52.08	1.4%	80	bps	2.7%
Quality	77.45	58.5%	45.32	75.79	57.9%	43.88	2.2%	60	bps	3.3%
Clarion	82.30	58.9%	48.45	80.52	56.3%	45.35	2.2%	260	bps	6.8%
Econo Lodge	60.64	53.2%	32.26	59.24	52.4%	31.03	2.4%	80	bps	4.0%
Rodeway	62.61	55.1%	34.51	60.72	54.6%	33.15	3.1%	50	bps	4.1%
MainStay	74.51	67.1%	49.99	75.80	63.4%	48.02	(1.7)%	370	bps	4.1%
Suburban	51.74	76.2%	39.44	49.67	74.9%	37.21	4.2%	130	bps	6.0%
Cambria hotel & suites	133.34	72.9%	97.16	NA	NA	NA	NA	NA		NA
Ascend Hotel Collection	123.71	54.1%	66.96	125.21	56.9%	71.28	(1.2)%	(280)	bps	(6.1)%
Total	$82.16	61.1%	$50.22	$80.77	60.5%	$48.84	1.7%	60	bps	2.8%
___________________
*Totals for the six months ended June 30, 2016 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2016 since the brand had fewer than 25 units open and operating for the trailing twelve month period.
Domestic hotels open and operating increased by 47 hotel during the six months ended June 30, 2017 compared to a decrease of 3 domestic hotels open and operating during the six months ended June 30, 2016. Gross domestic franchise additions increased from 131 for the six months ended June 30, 2016 to 162 for the same period of 2017. New construction hotels represented 21 of the gross domestic additions during the six months ended June 30, 2017 as compared to 23 new construction hotel openings in the same period of the prior year. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the six months ended June 30, 2017 increased by 33 units to 141 from 108 for the six months ended June 30, 2016. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement.
Net domestic franchise terminations decreased from 134 in the six months ended June 30, 2016 to 115 for the six months ended June 30, 2017.
International royalties increased by $0.6 million or 6% from the six months ended June 30, 2016 to $10.0 million for the same period of 2017, primarily due to a 1.8% increase in the number of rooms available and improvements in RevPAR in the countries in which we operate. International rooms increased by 1,956 from 111,366 as of June 30, 2016 to 113,322 as of June 30, 2017. The total number of international hotels decreased by 12 from 1,156 as of June 30, 2016 to 1,144 as of June 30, 2017. International rooms grew 1.8% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.4 million to $5.1 million for the six months ended June 30, 2017 from $5.4 million for the six months ended June 30, 2016. Domestic initial fee revenue decreased approximately 7% despite a 30% increase in executed franchise agreements primarily due to an increase in franchise agreements containing forgivable promissory note incentives when compared to the same period of the prior year. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. Executed franchise agreements increased from 217 franchise agreements, representing 18,376 rooms, executed in the six months ended June 30, 2016, to 282 franchise agreements, representing 20,592 rooms executed in the six months ended June 30, 2017.
During the six months ended June 30, 2017, 94 of the executed agreements were for new construction hotel franchises representing 6,645 rooms, compared to 57 contracts representing 5,038 rooms for the six months ended June 30, 2016. Conversion hotel executed franchise agreements totaled 188 representing 13,947 rooms for the six months ended June 30, 2017 compared to 160 agreements representing 13,338 rooms for the same period a year ago.
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 19% from 199 for the six months ended June 30, 2016 to 237 for the six months ended June 30, 2017, offset by renewals of expired contracts decreasing from 15 for the six months ended June 30, 2016 to 6 in the current period. As a result of the net increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased $1.6 million or 30% from $5.2 million for the six months ended June 30, 2016 to $6.8 million for the six months ended June 30, 2017.

Procurement Services: Revenues increased $1.4 million or 9% from $16.1 million for the six months ended June 30, 2016 to $17.5 million for the six months ended June 30, 2017. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Other Income: Revenue increased $5.5 million from the six months ended June 30, 2016 to $16.2 million for the six months ended June 30, 2017. The increase in other income is primarily due to a $1.0 million increase in revenues related to the Company's non-hotel franchising divisions, $3.0 million related to the sale of chip-enabled credit card readers to our franchisees, as well as a $1.5 million increase in non-compliance and termination awards.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $71.1 million for the six months ended June 30, 2017, a decrease of $4.1 million or 5% from the six months ended June 30, 2016.
SG&A expenses for the six months ended June 30, 2017 and 2016 include approximately $9.1 million and $13.7 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. Excluding the SG&A expenses for non-hotel franchising divisions, SG&A for the six months ended June 30, 2017 increased $0.5 million or 1% to $62.0 million in the current year primarily due to $2.2 million of increased costs related to distribution of chip-enabled card readers to our franchisees, a $1.2 million increase in expenses related to the fluctuation of the fair market value of investments held in the Company's non-qualified deferred compensation plans, partially offset by a $2.3 million decrease in employee termination benefits from the same period of the prior year.
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
Total marketing and reservation system revenues increased 3% from $260.2 million for the six months ended June 30, 2016 to $267.5 million for the six months ended June 30, 2017. Marketing and reservation system revenues for the six months ended June 30, 2016 were impacted by the recognition of $30.7 million of previously deferred revenues. The recognition of deferred revenues during the prior year period was primarily due to a change in the expiration policy for the Choice Privileges membership program. Excluding the impact of the recognition of these deferred revenues, marketing and reservation system revenues increased approximately $38 million or 17%. Revenues growth for the six months ended June 30, 2017 primarily reflect new reservation delivery programs as well as improved revenues from the Choice Privileges loyalty program resulting from the growth in program membership, increases in average daily rates as well as a reduction in the actuarial estimate of points earned by members that will ultimately be redeemed.

Other Gains: Other gains increased from a gain of $0.3 million for the six months ended June 30, 2016 to a gain of $1.5 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Losses of Affiliates: The Company recorded net losses of $2.9 million from its unconsolidated joint ventures for the six months ended June 30, 2017, compared to net losses of $1.4 million for the six months ended June 30, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.

Income Taxes: The effective income tax rates were 32.2% and 30.2% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rates for the six months ended June 30, 2017 and 2016 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

Liquidity and Capital Resources
Operating Activities
During the six months ended June 30, 2017 and 2016, net cash provided by operating activities totaled $64.1 million and $27.9 million, respectively. Operating cash flows increased $36.2 million primarily due to improvements in operating income, an increase in cash flows from marketing and reservation activities, and timing of working capital items. The increases were offset by a $40.1 million decrease in deferred revenues as the prior year deferred revenues increased by $42.1 million primarily due to a change in the Company's point expiration policy for its Choice Privileges loyalty program.
Net cash provided by marketing and reservation activities totaled $17.4 million during the six months ended June 30, 2017 compared to net cash used of $42.7 million during the six months ended June 30, 2016. The increase in net cash used by marketing and reservation activities primarily reflects a one-time deferral of revenue related to a change in the Company's expiration policy for the Company's loyalty program in 2016.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the six months ended June 30, 2017 and 2016, the Company's net advances for these purposes totaled $14.1 million and $13.2 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At June 30, 2017, the Company had commitments to extend an additional $193.8 million for these purposes provided certain conditions are met by its franchisees, of which $84.9 million is scheduled to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $67.3 million and $53.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2017 primarily reflects the following items:
During the six months ended June 30, 2017 and 2016, capital expenditures in intangible assets totaled $2.2 million and $0.3 million, respectively. The increase in capital expenditures from 2017 primarily reflects the adoption of Accounting Standards Update 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides for capitalization of qualifying Software as a Service licenses as intangible assets.
During the six months ended June 30, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands for cash totaling $25.4 million. The Company did not have any acquisitions during the six months ended June 30, 2017.
During the six months ended June 30, 2017 and 2016, the Company invested $42.1 million and $19.7 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $1.7 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $18.8 million to existing joint ventures supporting these efforts.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2017, the Company advanced and received repayments totaling $15.0 million and $0.6 million for these purposes, respectively. For the six months ended June 30, 2016, the Company advanced $13.0 million and received $10.2 million in repayments related to hotel development efforts. At June 30, 2017, the Company had commitments to extend an additional $4.8 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2017, the Company had approximately $261.3 million outstanding pursuant to these financial support activities.

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

At June 30, 2017, the Company maintained a total leverage ratio of 2.75x and a consolidated fixed charge ratio of 7.46x and was in compliance with all financial covenants under the credit agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2017.
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
During the six months ended June 30, 2017, the Company paid cash dividends totaling $24.3 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.
Share Repurchases
No shares of common stock were purchased by the Company under the share repurchase program during the six months ended June 30, 2017. Since the program's inception through June 30, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. As of June 30, 2017, the Company had approximately 4.0 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2017, the Company redeemed 121,134 shares of common stock at a total cost of approximately $7.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items

Approximately $190.3 million of the Company's cash and cash equivalents at June 30, 2017 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at June 30, 2017 and December 31, 2016.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposures to risks relating to our hotel development and financing activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 27, 2017.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $20.3 million and $19.1 million at June 30, 2017 and December 31, 2016, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2017, the Company had $208.2 million of variable interest rate debt instruments outstanding at an effective rate of 2.51%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2017 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2017:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2017	—	$—	—	4,019,895
February 28, 2017	39,214	59.13	—	4,019,895
March 31, 2017	79,717	62.13	—	4,019,895
April 30, 2017	879	63.06	—	4,019,895
May 31, 2017	—	—	—	4,019,895
June 30, 2017	1,324	65.35	—	4,019,895
Total	121,134	$61.20	—	4,019,895
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through June 30, 2017, the Company has repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 a share.

(2)
During the six months ended June 30, 2017, the Company redeemed 121,134 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01(f)	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.02*
Third Amendment to Office Lease Between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership, dated April 18, 2017

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on April 24, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 4, 2017	By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce
Chief Executive Officer