Form 10-Q
period 2017-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2017-11-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT SEPTEMBER 30, 2017
Common Stock, Par Value $0.01 per share	56,593,820

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Royalty fees	$104,252	$96,114	$265,727	$247,168
Initial franchise and relicensing fees	6,403	6,284	18,390	17,146
Procurement services	8,103	7,615	25,647	23,719
Marketing and reservation system	167,763	152,018	435,273	412,193
Other	8,567	5,546	24,748	16,220
Total revenues	295,088	267,577	769,785	716,446
OPERATING EXPENSES:
Selling, general and administrative	46,364	34,357	117,418	109,515
Depreciation and amortization	3,095	2,986	9,215	8,707
Marketing and reservation system	167,763	152,018	435,273	412,193
Total operating expenses	217,222	189,361	561,906	530,415
Gain (loss) on sale of assets, net	(32)	402	(32)	402
Operating income	77,834	78,618	207,847	186,433
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,399	11,150	33,884	33,466
Interest income	(1,575)	(836)	(4,277)	(2,502)
Other gains	(778)	(746)	(2,251)	(1,005)
Equity in net (income) loss of affiliates	274	(1,150)	3,213	286
Total other income and expenses, net	9,320	8,418	30,569	30,245
Income before income taxes	68,514	70,200	177,278	156,188
Income taxes	20,919	22,635	55,944	48,638
Net income	$47,595	$47,565	$121,334	$107,550

Basic earnings per share	$0.84	$0.85	$2.15	$1.91
Diluted earnings per share	$0.84	$0.84	$2.14	$1.90

Cash dividends declared per share	$0.215	$0.205	$0.645	$0.615

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$47,595	$47,565	$121,334	$107,550
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	851	137	2,842	1,036
Other comprehensive income, net of tax	1,066	352	3,488	1,682
Comprehensive income	$48,661	$47,917	$124,822	$109,232

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$238,848	$202,463
Receivables (net of allowance for doubtful accounts of $11,332 and $8,557, respectively)	151,672	107,336
Income taxes receivable	19,676	316
Notes receivable, net of allowance	10,789	7,873
Other current assets	34,338	26,885
Total current assets	455,323	344,873
Property and equipment, at cost, net	83,611	84,061
Goodwill	80,519	78,905
Intangible assets, net	14,749	15,738
Notes receivable, net of allowances	139,803	110,608
Investments, employee benefit plans, at fair value	19,749	16,975
Investments in unconsolidated entities	131,128	94,839
Deferred income taxes	7,835	52,812
Other assets	28,475	53,657
Total assets	$961,192	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$68,261	$48,071
Accrued expenses and other current liabilities	66,515	80,388
Deferred revenue	136,956	133,218
Current portion of long-term debt	1,302	1,195
Income taxes payable	—	796
Total current liabilities	273,034	263,668
Long-term debt	800,001	839,409
Deferred compensation and retirement plan obligations	24,355	21,595
Deferred income taxes	—	292
Other liabilities	64,182	38,853
Total liabilities	1,161,572	1,163,817
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2017 and December 31, 2016 and 56,593,820 and 56,299,949 shares outstanding at September 30, 2017 and December 31, 2016, respectively	951	951
Additional paid-in-capital	178,231	159,045
Accumulated other comprehensive loss	(5,034)	(8,522)
Treasury stock (38,471,818 and 38,765,689 shares at September 30, 2017 and December 31, 2016, respectively), at cost	(1,066,915)	(1,070,383)
Retained earnings	692,387	607,560
Total shareholders’ deficit	(200,380)	(311,349)
Total liabilities and shareholders’ deficit	$961,192	$852,468
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED, IN THOUSANDS)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,334	$107,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,215	8,707
Loss (gain) on disposal of assets	32	(377)
Provision for bad debts, net	1,796	1,093
Non-cash stock compensation and other charges	20,369	11,037
Non-cash interest and other (income) loss	(451)	807
Deferred income taxes	44,777	(4,329)
Equity in net losses from unconsolidated joint ventures, less distributions received	4,278	1,654
Changes in assets and liabilities, net of acquisition:
Receivables	(47,520)	(42,426)
Advances to/from marketing and reservation system activities, net	43,697	(25,783)
Forgivable notes receivable, net	(21,443)	(15,109)
Accounts payable	19,679	(3,532)
Accrued expenses and other current liabilities	(11,540)	(14,261)
Income taxes payable/receivable	(20,114)	21,368
Deferred revenue	3,650	49,976
Other assets	(1,162)	(9,958)
Other liabilities	(1,578)	1,992
Net cash provided by operating activities	165,019	88,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(17,514)	(17,584)
Investment in intangible assets	(2,376)	(482)
Proceeds from sales of assets	—	8,360
Business acquisition, net of cash acquired	—	(1,341)
Contributions to equity method investments	(44,876)	(24,179)
Distributions from equity method investments	4,307	3,700
Purchases of investments, employee benefit plans	(2,140)	(1,430)
Proceeds from sales of investments, employee benefit plans	2,150	1,395
Issuance of mezzanine and other notes receivable	(18,565)	(20,281)
Collections of mezzanine and other notes receivable	630	11,040
Acquisitions of real estate	—	(25,263)
Other items, net	109	60
Net cash used by investing activities	(78,275)	(66,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings pursuant to revolving credit facilities	(39,974)	52,814
Principal payments on long-term debt	(484)	(836)
Purchases of treasury stock	(8,887)	(33,958)
Dividends paid	(36,483)	(34,690)
Debt issuance costs	—	(284)
Proceeds from transfer of interest in notes receivable	24,237	—
Proceeds from exercise of stock options	9,799	6,802
Net cash used by financing activities	(51,792)	(10,152)
Net change in cash and cash equivalents	34,952	12,252
Effect of foreign exchange rate changes on cash and cash equivalents	1,433	260
Cash and cash equivalents at beginning of period	202,463	193,441
Cash and cash equivalents at end of period	$238,848	$205,953
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$31,254	$32,085
Interest, net of capitalized interest	$41,119	$40,935
Non-cash investing and financing activities:
Dividends declared but not paid	$12,167	$11,499
Investment in property and equipment acquired in accounts payable	$758	$554
Non-cash sale of investment of unconsolidated joint venture	$—	$2,350

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
The Company has determined royalties earned in exchange for a license to brand intellectual property on franchise agreements will be recognized in revenue over time typically after the occurrence of a completed stay, which is consistent with current practice. We are continuing to evaluate the services we provide as part of the franchise agreement, including the Choice Privileges loyalty program and other programs we operate as part of the marketing and reservation system.

The Company has determined initial and relicensing fees earned upon execution of a franchise agreement will be recognized as revenue ratably as services are provided over the enforceable period of the franchise license arrangement. This represents a change from current practice, whereby the Company typically will recognize revenue for initial and relicensing fees in full in the period of agreement execution. Similarly, the Company has determined sales commissions paid upon the execution of a franchise agreement will be recognized as expense ratably over the same period as revenues are recognized. This also represents a change, as the Company’s current practice is typically to recognize expense for sales commissions in full in the period of agreement execution. The Company is in the process of finalizing the periods of recognition and calculating the expected impacts for this revision. Additionally, the Company will no longer defer revenue or expenses or record assets and liabilities when system fee revenues exceed expenses in the current period or vice versa. As a result, the Company anticipates net income or loss may be generated, which will represent a change from current practice.
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

2. Other Current Assets
Other current assets consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$20,600	$22,210
Other current assets	4,027	4,675
Land held for sale	9,711	—
Total	$34,338	$26,885
Land held for sale represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Company's Cambria hotels brand. During the three months ended September 30, 2017, the Company reclassified two parcels of land with a total book value of $9.7 million to Land held for sale, as it is expected that these sites will be sold within the next twelve months.

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

The following table shows the composition of the Company's notes receivable balances:

	September 30, 2017			December 31, 2016
	(in thousands)			(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$70,616	$70,616	$—	$61,482	$61,482
Subordinated	—	18,526	18,526	—	9,336	9,336
Unsecured	66,698	3,476	70,174	51,475	3,618	55,093
Total notes receivable	66,698	92,618	159,316	51,475	74,436	125,911
Allowance for losses on non-impaired loans	6,307	770	7,077	5,013	770	5,783
Allowance for losses on receivables specifically evaluated for impairment	—	1,647	1,647	—	1,647	1,647
Total loan reserves	6,307	2,417	8,724	5,013	2,417	7,430
Net carrying value	$60,391	$90,201	$150,592	$46,462	$72,019	$118,481
Current portion, net	$429	$10,360	$10,789	$333	$7,540	$7,873
Long-term portion, net	59,962	79,841	139,803	46,129	64,479	110,608
Total	$60,391	$90,201	$150,592	$46,462	$72,019	$118,481

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine and Other Notes Receivable allowance for losses for the nine months ended September 30, 2017:

	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$5,013	$2,417
Provisions	1,936	—
Recoveries	(172)	—
Write-offs	(11)	—
Other(1)	(459)	—
Ending balance	$6,307	$2,417

(1) Consists of changes in foreign currency exchange rates and default rate assumption changes
Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $33.6 million as of September 30, 2017. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $2.1 million with stated interest rates that are less than market rate, representing a total discount of $0.1 million. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Forgivable Notes Receivable
As of September 30, 2017 and December 31, 2016, the unamortized balance of the Company's forgivable notes receivable totaled $66.7 million and $51.5 million, respectively. The Company recorded an allowance for credit losses on these forgivable notes receivable of $6.3 million and $5.0 million at September 30, 2017 and December 31, 2016, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the three months ended September 30, 2017 and 2016 was $2.6 million and $2.3 million, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes for the nine months ended September 30, 2017 and 2016 was $7.5 million and $6.7 million, respectively.
Past due balances of forgivable notes receivable are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2017
Forgivable Notes	$24	$1,591	$1,615	$65,083	$66,698
	$24	$1,591	$1,615	$65,083	$66,698

As of December 31, 2016
Forgivable Notes	$116	$1,349	$1,465	$50,010	$51,475
	$116	$1,349	$1,465	$50,010	$51,475
Mezzanine and Other Notes Receivable
The Company determined that approximately $1.8 million and $1.9 million of its subordinated mezzanine and other notes receivable were impaired at September 30, 2017 and December 31, 2016, respectively, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both September 30, 2017 and December 31, 2016. The average mezzanine and other notes receivable on non-accrual status was approximately $1.8 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes interest income for impaired loans on a cash basis. Approximately $44 thousand and $43 thousand of interest income on impaired loans was recognized during the nine months ended September 30, 2017, and 2016, respectively. The Company provided loan reserves on non-impaired loans totaling $0.8 million at September 30, 2017 and December 31, 2016.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of September 30, 2017
Senior	$—	$—	$—	$70,616	$70,616
Subordinated	—	—	—	18,526	18,526
Unsecured	—	—	—	3,476	3,476
	$—	$—	$—	$92,618	$92,618
As of December 31, 2016
Senior	$—	$—	$—	$61,482	$61,482
Subordinated	—	—	—	9,336	9,336
Unsecured	—	—	—	3,618	3,618
	$—	$—	$—	$74,436	$74,436

Transfer of interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore the outstanding note receivable was not derecognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At September 30, 2017, Other Long-Term liabilities includes $24.2 million pursuant to this transaction.

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
At September 30, 2017, the Company's cumulative marketing and reservation system fee revenues exceeded expenses incurred by $3.9 million with the excess reflected as other long-term liability in the accompanying consolidated balance sheet. At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million, with the excess reflected as a long-term asset in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2017 was $6.5 million and $18.7 million, respectively. Depreciation and amortization expense attributable to marketing and reservation activities for the three and nine months ended September 30, 2016 was $6.3 million and $18.7 million, respectively. Interest expense attributable to marketing and reservation activities was $1 thousand for the nine months ended September 30, 2017. Interest expense attributable to marketing and reservation activities was $1 thousand and $6 thousand for the three and nine months ended September 30, 2016.

5.	Other Assets
Other assets consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Land and buildings	$19,284	$29,023
Advances to marketing and reservation system activities (Note 4)	—	18,069
Other assets	9,191	6,565
Total	$28,475	$53,657

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

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $127.3 million and $91.9 million at September 30, 2017 and December 31, 2016, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended September 30, 2017 and 2016, the Company recognized (income) losses totaling $1.3 million and $(0.4) million, respectively, from these investments. For the nine months ended September 30, 2017 and 2016, the Company recognized losses totaling $5.1 million and $1.6 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 17 "Commitments and Contingencies" of these financial statements.

7.	Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Loyalty programs	$122,990	$115,851
Initial, relicensing and franchise fees	8,553	9,352
Procurement service fees	5,132	7,668
Other	281	347
Total	$136,956	$133,218

8.	Debt
Debt consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $4.1 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively	$395,868	$395,316
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.9 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively	249,105	248,875
$450 million senior unsecured credit facility with an effective interest rate of 2.59% and 2.23%, less deferred issuance costs of $2.2 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively	142,791	182,359
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.6 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively	8,961	9,432
Economic development loans with an effective interest rate of 3.0% at September 30, 2017 and December 31, 2016, respectively	3,712	3,712
Other notes payable	866	910
Total debt	$801,303	$840,604
Less current portion	1,302	1,195
Total long-term debt	$800,001	$839,409
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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At September 30, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.

Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten-year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2017.

9.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2017:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2016	$(3,160)	$(5,362)	$(8,522)
Other comprehensive income before reclassification	—	2,842	2,842
Amounts reclassified from accumulated other comprehensive loss	646	—	646
Net current period other comprehensive income	646	2,842	3,488
Ending balance, September 30, 2017	$(2,514)	$(2,520)	$(5,034)

The amounts reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2017 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	$646	Interest expense
	—	—	Tax (expense) benefit
	$215	$646	Net of tax

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

In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP"), which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $26.0 million and $24.7 million at September 30, 2017 and December 31, 2016, respectively, related to these deferrals and credited investment returns under these two deferred compensation plans. Compensation expense is recorded in selling, general and administrative ("SG&A") expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A expense were $0.9 million for both three months ended September 30, 2017 and 2016, respectively. The net increase in compensation expense recorded in SG&A expense for the nine months ended September 30, 2017 and 2016 was $2.6 million and $1.4 million, respectively.

Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $21.4 million and $19.1 million as of September 30, 2017 and December 31, 2016, respectively, and are recorded at their fair value, based on quoted market prices. At September 30, 2017, the Company expects $1.6 million of the assets held in the trust to be distributed during the next twelve months to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets are included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains during the three months ended September 30, 2017 and 2016 of approximately $0.8 million and $0.8 million, respectively. The Company recorded investment gains during the nine months ended September 30, 2017 and 2016 of approximately $2.2 million and $1.0 million, respectively.

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2017
Money market funds, included in cash and cash equivalents	$50,305	$—	$50,305	$—
Mutual funds(1)	19,731	19,731	—	—
Money market funds(1)	1,649	—	1,649	—
	$71,685	$19,731	$51,954	$—
As of December 31, 2016
Money market funds, included in cash and cash equivalents	$50,085	$—	$50,085	$—
Mutual funds(1)	17,468	17,468	—	—
Money market funds(1)	1,676	—	1,676	—
	$69,229	$17,468	$51,761	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.
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
The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2017 and December 31, 2016, the $250 million senior notes had an approximate fair value of $270.9 million and $273.0 million, respectively. At September 30, 2017 and December 31, 2016, the $400 million senior notes had an approximate fair value of $446.2 million and $430.4 million, respectively.

Fair values estimated are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

12.	Income Taxes
The effective income tax rates were 30.5% and 32.2% for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rates were 31.6% and 31.1% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rates for the three and nine months ended September 30, 2017 and 2016 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

13.	Share-Based Compensation and Capital Stock
Stock Options
The Company granted two thousand options to a certain employee of the Company at a fair value of $19 thousand during the three months ended September 30, 2017. No stock options were granted during the three months ended September 30, 2016. The Company granted 0.2 million and 0.7 million options to certain employees of the Company at a fair value of $2.0 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The aggregate intrinsic value of the stock options outstanding and exercisable at September 30, 2017 was $27.9 million and $21.2 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was approximately $3.0 million and $2.4 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was approximately $6.3 million and $6.8 million, respectively.
The Company received approximately $3.2 million and $2.6 million in proceeds from the exercise of 99,971 and 104,442 employee stock options during the three months ended September 30, 2017 and 2016, respectively. The Company received approximately $9.8 million and $6.8 million in proceeds from the exercise of 257,167 and 297,398 employee stock options during the nine months ended September 30, 2017 and 2016, respectively.
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted share grants	21,562	21,357	167,142	188,509
Weighted average grant date fair value per share	$62.34	$48.03	$61.19	$51.21
Aggregate grant date fair value ($000)	$1,344	$1,026	$10,227	$9,654
Restricted shares forfeited	331	14,072	23,599	23,686
Vesting service period of shares granted	24 - 48 months	36 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$2,766	$180	$10,677	$7,363
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
The following table is a summary of activity related to PVRSU grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Performance vested restricted stock units granted at target	3,545	10,387	162,523	89,944
Weighted average grant date fair value per share	$62.00	$48.14	$60.63	$47.85
Aggregate grant date fair value ($000)	$220	$500	$9,853	$4,304
Stock units forfeited	331	26,363	72,117	54,556
Requisite service period	30 months	9 - 24 months	30 - 36 months	9 - 43 months
No PVRSU grants vested during the three months ended September 30, 2017. During the nine months ended September 30, 2017, PVRSU grants totaling 38,329 vested at a grant date fair value of $1.8 million. Of these grants, PVRSU grants totaling 10,641 vested at a grant date fair value of $0.5 million. These grants were initially granted at a target of 21,282 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 10,641 shares were forfeited. Additionally, during the nine months ended September 30, 2017, PVRSU grants totaling 4,113 were forfeited since the Company did not achieve the targeted performance conditions contained in the stock awards granted in prior periods. Furthermore, during the nine months ended September 30, 2017, PVRSU grants totaling 24,572 vested at a grant date fair value of $1.1 million. These PVRSU grants were initially granted at a target of 15,081 units. However, since the Company achieved an average of 163% of the various targeted performance conditions contained in the stock awards granted in prior periods, an additional 9,491 shares were earned and issued. The remaining grants totaling 3,116 vested at a grant date fair value of $0.2 million, achieving 100% of the targeted performance conditions contained in the stock awards granted in prior periods.
No PVRSU grants vested during the three months ended September 30, 2016. During the nine months ended September 30, 2016, a total of 22,062 PVRSU grants vested at a grant date fair value of $0.8 million. These PVRSU grants were initially granted at a target of 44,118 units. However, since the Company achieved only 50% of the targeted performance conditions contained in the stock awards granted in prior periods, 22,056 shares were forfeited. In addition, during the nine months ended September 30, 2016, PVRSU grants totaling 6,126 vested at a grant date fair value of $0.2 million. These PVRSU grants were initially granted at a target of 4,083 units. However, since the Company achieved 150% of the targeted performance conditions contained in the stock awards granted in prior periods, an additional 2,043 shares were earned and issued.

A summary of stock-based award activity as of September 30, 2017 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,193,502	$48.26		407,812	$50.61	235,980	$47.59
Granted	187,400	60.64		167,142	61.19	162,523	60.63
Performance based leveraging (1)						9,491	45.59
Exercised/Vested	(257,167)	38.11		(177,050)	49.99	(38,329)	46.19
Expired	(10,133)	56.95		—	—	—	—
Forfeited	(30,300)	54.23		(23,599)	54.68	(72,117)	38.89
Outstanding at September 30, 2017	2,083,302	$50.49	4.3 years	374,305	$55.37	297,548	$56.95
Options exercisable at September 30, 2017	1,376,077	$48.47	3.9 years
_________________________________
(1)PVRSU units outstanding have been increased by 9,491 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods during the nine months ended September 30, 2017.
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Stock options	$6.4	$1.0	$8.6	$3.6
Restricted stock	3.9	1.7	7.3	5.7
Performance vested restricted stock units	3.7	0.4	5.8	1.7
Total	$14.0	$3.1	$21.7	$11.0
Income tax benefits	$5.2	$1.1	$8.0	$4.1
In conjunction with the acceleration of the Company's chief executive officer succession plan, stock option, restricted stock and PVRSU expense for the three and nine months ended September 30, 2017, included an additional $5.5 million, $2.1 million and $2.5 million, respectively, of accelerated recognition of share based payment awards.
In conjunction with the termination of a Company officer, stock option, restricted stock and PVRSU expense for the three and nine months ended September 30, 2016, included an additional $0.4 million, $0.4 million and $0.1 million, respectively, of accelerated recognition of share based payment awards.
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the three and nine months ended September 30, 2017, the Company's board of directors declared dividends totaling $0.215 and $0.645 per share or approximately $12.2 million and $36.5 million, in the aggregate.
In addition, during the nine months ended September 30, 2017, the Company recorded dividends totaling $0.1 million related to previously declared dividends that were contingent upon the vesting of performance vested restricted stock units.

Share Repurchases and Redemptions
The Company purchased 3,100 shares of common stock under the share repurchase program at a total cost of $0.2 million during the three and nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017, the Company redeemed 20,934 and 142,068 shares of common stock at a total cost of approximately $1.3 million and $8.7 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

14. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Computation of Basic Earnings Per Share:
Numerator:
Net income	$47,595	$47,565	$121,334	$107,550
Income allocated to participating securities	(334)	(342)	(861)	(749)
Net income available to common shareholders	$47,261	$47,223	$120,473	$106,801
Denominator:
Weighted average common shares outstanding – basic	56,161	55,630	56,059	55,904

Basic earnings per share	$0.84	$0.85	$2.15	$1.91

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$47,595	$47,565	$121,334	$107,550
Income allocated to participating securities	(333)	(341)	(857)	(746)
Net income available to common shareholders	$47,262	$47,224	$120,477	$106,804
Denominator:
Weighted average common shares outstanding – basic	56,161	55,630	56,059	55,904
Diluted effect of stock options and PVRSUs	345	281	358	296
Weighted average common shares outstanding – diluted	56,506	55,911	56,417	56,200

Diluted earnings per share	$0.84	$0.84	$2.14	$1.90

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
At September 30, 2017 and 2016, the Company had 2.1 million and 2.5 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine months ended September 30, 2017, 0.4 million anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2016, the Company excluded 1.2 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at September 30, 2017 and 2016, PVRSUs totaling 297,548 and 235,980, respectively, were excluded from the computation since the performance conditions had not been met.

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

In the third quarter the Company (“Parent”) contributed certain assets and obligations into a wholly owned subsidiary that guarantees certain debt instruments of the Parent (“Guarantor”).

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$98,079	$44,819	$11,304	$(49,950)	$104,252
Initial franchise and relicensing fees	6,275	—	128	—	6,403
Procurement services	7,944	84	149	(74)	8,103
Marketing and reservation system	141,057	123,841	4,481	(101,616)	167,763
Other	6,237	45	2,653	(368)	8,567
Total revenues	259,592	168,789	18,715	(152,008)	295,088
OPERATING EXPENSES:
Selling, general and administrative	50,969	40,875	4,629	(50,109)	46,364
Depreciation and amortization	370	1,937	788	—	3,095
Marketing and reservation system	149,993	114,865	4,804	(101,899)	167,763
Total operating expenses	201,332	157,677	10,221	(152,008)	217,222
Loss on sale of assets, net	—	—	(32)	—	(32)
Operating income	58,260	11,112	8,462	—	77,834
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,220	—	179	—	11,399
Other items, net	(442)	596	(2,233)	—	(2,079)
Equity in earnings of consolidated subsidiaries	(19,105)	(751)	—	19,856	—
Total other income and expenses, net	(8,327)	(155)	(2,054)	19,856	9,320
Income before income taxes	66,587	11,267	10,516	(19,856)	68,514
Income taxes	18,992	1,137	790	—	20,919
Net income	$47,595	$10,130	$9,726	$(19,856)	$47,595

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Royalty fees	$249,222	$117,472	$32,619	$(133,586)	$265,727
Initial franchise and relicensing fees	18,089	—	301	—	18,390
Procurement services	25,068	84	569	(74)	25,647
Marketing and reservation system	385,393	329,597	12,078	(291,795)	435,273
Other	17,824	126	7,657	(859)	24,748
Total revenues	695,596	447,279	53,224	(426,314)	769,785
OPERATING EXPENSES:
Selling, general and administrative	128,481	106,183	16,990	(134,236)	117,418
Depreciation and amortization	1,131	5,581	2,503	—	9,215
Marketing and reservation system	401,871	312,352	13,128	(292,078)	435,273
Total operating expenses	531,483	424,116	32,621	(426,314)	561,906
Loss on sale of assets, net	—	—	(32)	—	(32)
Operating income	164,113	23,163	20,571	—	207,847
OTHER INCOME AND EXPENSES, NET:
Interest expense	33,421	—	463	—	33,884
Other items, net	(1,230)	2,492	(4,577)	—	(3,315)
Equity in earnings of consolidated subsidiaries	(40,129)	(317)	—	40,446	—
Total other income and expenses, net	(7,938)	2,175	(4,114)	40,446	30,569
Income before income taxes	172,051	20,988	24,685	(40,446)	177,278
Income taxes	50,717	4,172	1,055	—	55,944
Net income	$121,334	$16,816	$23,630	$(40,446)	$121,334

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$47,595	$10,130	$9,726	$(19,856)	$47,595
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	851	—	851	(851)	851
Other comprehensive income, net of tax	1,066	—	851	(851)	1,066
Comprehensive income	$48,661	$10,130	$10,577	$(20,707)	$48,661

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$47,565	$3,356	$10,358	$(13,714)	$47,565
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	137	—	137	(137)	137
Other comprehensive income, net of tax	352	—	137	(137)	352
Comprehensive income	$47,917	$3,356	$10,495	$(13,851)	$47,917

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$121,334	$16,816	$23,630	$(40,446)	$121,334
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	646	—	—	—	646
Foreign currency translation adjustment	2,842	—	2,842	(2,842)	2,842
Other comprehensive income, net of tax	3,488	—	2,842	(2,842)	3,488
Comprehensive income	$124,822	$16,816	$26,472	$(43,288)	$124,822

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$25,521	$130	$213,197	$—	$238,848
Receivables, net	138,257	1,891	12,014	(490)	151,672
Other current assets	11,674	64,539	15,483	(26,893)	64,803
Total current assets	175,452	66,560	240,694	(27,383)	455,323
Property and equipment, at cost, net	48,003	18,840	16,768	—	83,611
Goodwill	65,813	—	14,706	—	80,519
Intangible assets, net	4,816	3,046	6,887	—	14,749
Notes receivable, net of allowances	22,121	54,881	62,801	—	139,803
Investments, employee benefit plans, at fair value	—	19,749	—	—	19,749
Investment in affiliates	490,505	49,428	—	(539,933)	—
Advances to affiliates	10,114	103,322	—	(113,436)	—
Deferred income taxes	—	16,419	—	(8,584)	7,835
Other assets	189	117,432	41,982	—	159,603
Total assets	$817,013	$449,677	$383,838	$(689,336)	$961,192
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$20,956	$43,764	$4,031	$(490)	$68,261
Accrued expenses and other current liabilities	21,434	35,657	9,424	—	66,515
Deferred revenue	12,749	122,303	1,930	(26)	136,956
Other current liabilities	26,867	—	1,302	(26,867)	1,302
Total current liabilities	82,006	201,724	16,687	(27,383)	273,034
Long-term debt	787,764	3,712	8,525	—	800,001
Deferred compensation and retirement plan obligations	—	24,342	13	—	24,355
Advances from affiliates	111,052	1,414	970	(113,436)	—
Other liabilities	36,571	14,079	22,116	(8,584)	64,182
Total liabilities	1,017,393	245,271	48,311	(149,403)	1,161,572
Total shareholders’ (deficit) equity	(200,380)	204,406	335,527	(539,933)	(200,380)
Total liabilities and shareholders’ deficit	$817,013	$449,677	$383,838	$(689,336)	$961,192

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$101,749	$44,489	$19,438	$(657)	$165,019
Cash Flows From Investing Activities
Investment in property and equipment	(14,336)	(2,908)	(270)	—	(17,514)
Investment in intangible assets	(1,647)	(729)	—	—	(2,376)
Contributions to equity method investments	—	(44,819)	(57)	—	(44,876)
Distributions from equity method investments	—	2,136	2,171	—	4,307
Purchases of investments, employee benefit plans	—	(2,140)	—	—	(2,140)
Proceeds from sales of investments, employee benefit plans	—	2,150	—	—	2,150
Issuance of mezzanine and other notes receivable	(9,032)	—	(9,533)	—	(18,565)
Collections of mezzanine and other notes receivable	630	—	—	—	630
Advances to and investment in affiliates	—	(574)	—	574	—
Divestment in affiliates	—	2,253	—	(2,253)	—
Other items, net	—	113	(4)	—	109
Net cash used by investing activities	(24,385)	(44,518)	(7,693)	(1,679)	(78,275)
Cash Flows from Financing Activities
Net (repayments) borrowings pursuant to revolving credit facilities	(40,000)	—	26	—	(39,974)
Principal payments on long-term debt	—	—	(484)	—	(484)
Proceeds from transfer of interest in notes receivable	9,032	—	15,205	—	24,237
Purchases of treasury stock	(8,887)	—	—	—	(8,887)
Dividends paid	(36,483)	—	(657)	657	(36,483)
Proceeds from contributions from affiliates	—	—	574	(574)	—
Distributions to affiliates	—	—	(2,253)	2,253	—
Proceeds from exercise of stock options	9,799	—	—	—	9,799
Net cash provided (used) by financing activities	(66,539)	—	12,411	2,336	(51,792)
Net change in cash and cash equivalents	10,825	(29)	24,156	—	34,952
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,433	—	1,433
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$25,521	$130	$213,197	$—	$238,848

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$21,358	$43,956	$23,752	$(657)	$88,409
Cash Flows From Investing Activities
Investment in property and equipment	(12,579)	(4,749)	(256)	—	(17,584)
Investment in intangible assets	(482)	—	—	—	(482)
Proceeds from sales of assets	—	—	8,360	—	8,360
Acquisitions of real estate	—	—	(25,263)	—	(25,263)
Business acquisition, net of cash acquired	—	—	(1,341)	—	(1,341)
Contributions to equity method investments	—	(24,128)	(51)	—	(24,179)
Distributions from equity method investments	—	—	3,700	—	3,700
Purchases of investments, employee benefit plans	—	(1,430)	—	—	(1,430)
Proceeds from sales of investments, employee benefit plans	—	1,395	—	—	1,395
Issuance of mezzanine and other notes receivable	(5,306)	—	(14,975)	—	(20,281)
Collections of mezzanine and other notes receivable	11,040	—	—	—	11,040
Advances to and investment in affiliates	—	(25,902)	—	25,902	—
Divestment in affiliates	—	11,858	—	(11,858)	—
Other items, net	100	—	(40)	—	60
Net cash used by investing activities	(7,227)	(42,956)	(29,866)	14,044	(66,005)
Cash Flows from Financing Activities
Net borrowings pursuant to revolving credit facilities	53,000	—	(186)	—	52,814
Debt issuance costs	(284)	—	—	—	(284)
Principal payments on long-term debt	—	(430)	(406)	—	(836)
Proceeds from contributions from affiliates	—	—	25,902	(25,902)	—
Purchases of treasury stock	(33,958)	—	—	—	(33,958)
Dividends paid	(34,690)	—	(657)	657	(34,690)
Distributions to affiliates	—	—	(11,858)	11,858	—
Proceeds from exercise of stock options	6,802	—	—	—	6,802
Net cash provided (used) by financing activities	(9,130)	(430)	12,795	(13,387)	(10,152)
Net change in cash and cash equivalents	5,001	570	6,681	—	12,252
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	260	—	260
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$18,530	$589	$186,834	$—	$205,953

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
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
(In thousands)	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$292,229	$803	$2,056	$295,088	$265,152	$526	$1,899	$267,577
Operating income (loss)	$101,271	$(580)	$(22,857)	$77,834	$95,760	$(3,594)	$(13,548)	$78,618
Income (loss) before income taxes	$100,996	$(580)	$(31,902)	$68,514	$97,482	$(3,594)	$(23,688)	$70,200

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(In thousands)	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated	Hotel Franchising	SkyTouch Technology	Corporate & Other	Consolidated

Revenues	$761,814	$2,135	$5,836	$769,785	$709,924	$1,395	$5,127	$716,446
Operating income (loss)	$259,045	$(3,159)	$(48,039)	$207,847	$237,926	$(12,669)	$(38,824)	$186,433
Income (loss) before income taxes	$255,831	$(3,159)	$(75,394)	$177,278	$238,212	$(12,669)	$(69,355)	$156,188

17.	Commitments and Contingencies
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2017 and December 31, 2016.

On September 12, 2017, the Company transferred a portion of an outstanding note receivable to a third party for $24.2 million.  Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note if the Company declares a default against the borrower and enters into foreclosure proceedings.  The Company believes the likelihood of foreclosure on the note is remote as of September 30, 2017.
Commitments
The Company has the following commitments outstanding at September 30, 2017:

•
The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2017, the Company had commitments to extend an additional $206.0 million for these purposes provided certain conditions are met by its franchisees, of which $77.7 million is scheduled to be advanced in the next twelve months.

•
The Company committed to make additional capital contributions totaling $17.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand.

•
In November 2015, the Company provided financing to a development company to acquire and redevelop a historic office building into a Cambria hotel & suites hotel. The Company has committed to provide up to an aggregate of $50.1 million, if necessary, for acquisition of the property and property improvements. As of September 30, 2017, the Company advanced $48.9 million. The promissory notes mature on November 30, 2019, and bear interest at variable and fixed rates and are payable monthly.

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

18. Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and nine months ended September 30, 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2016, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.6 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, the Company has recorded royalty and marketing and reservation system fees of approximately $7.2 million and $5.4 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company has recorded royalty and marking reservation system fees of approximately $16.1 million and $12.6 million, respectively. The Company has recorded $1.6 million and $1.1 million as a receivable due from these joint ventures as of September 30, 2017 and December 31, 2016, respectively. In addition, the Company has paid commissions of $66 thousand and $56 thousand for the three months ended September 30, 2017 and 2016, respectively, and $133 thousand and $146 thousand for the nine months ended September 30, 2017 and 2016 to an online travel agent for which the Company is a joint venture member.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,557 hotels open and 817 hotels under construction, awaiting conversion or approved for development as of September 30, 2017, with 519,994 rooms and 64,601 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, and Cambria hotel & suites® (collectively, the "Choice brands").
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee and relicensing revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease annual domestic royalty revenues by approximately $3.2 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through

September 30, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. The Company purchased 3,100 shares of common stock under the share repurchase program at a total cost of $0.2 million during the nine months ended September 30, 2017. At September 30, 2017, we had approximately 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2016, the Company's board of directors announced a 5% increase to the quarterly cash dividend rate to $0.215 per common share outstanding. The projected annual dividend in 2017 is $0.86 per common share outstanding. During the nine months ended September 30, 2017, we paid cash dividends totaling approximately $36.5 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. Since inception, the Company has made significant investments in product development and sales efforts to expand its customer base. As a result, the division has incurred costs in excess of revenues in each year of its existence. At this time, the Company believes that its operations of the SkyTouch division will not require the same pace of investment as compared to past periods.
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
Calculation of Hotel Franchising Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2017	2016	2017	2016

Total Revenues	$295,088	$267,577	$769,785	$716,446
Adjustments:
Marketing and reservation system revenues	(167,763)	(152,018)	(435,273)	(412,193)
Non-hotel franchising activities	(2,859)	(2,424)	(7,971)	(6,521)
Hotel Franchising Revenues	$124,466	$113,135	$326,541	$297,732

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2017 and 2016

Summarized financial results for the three months ended September 30, 2017 and 2016 are as follows:

(in thousands)	2017	2016
REVENUES:
Royalty fees	$104,252	$96,114
Initial franchise and relicensing fees	6,403	6,284
Procurement services	8,103	7,615
Marketing and reservation system	167,763	152,018
Other	8,567	5,546
Total revenues	295,088	267,577
OPERATING EXPENSES:
Selling, general and administrative	46,364	34,357
Depreciation and amortization	3,095	2,986
Marketing and reservation system	167,763	152,018
Total operating expenses	217,222	189,361
Gain (loss) on sale of assets, net	(32)	402
Operating Income	77,834	78,618
OTHER INCOME AND EXPENSES, NET:
Interest expense	11,399	11,150
Interest income	(1,575)	(836)
Other gains	(778)	(746)
Equity in net (income) loss of affiliates	274	(1,150)
Total other income and expenses, net	9,320	8,418
Income before income taxes	68,514	70,200
Income taxes	20,919	22,635
Net income	$47,595	$47,565

Results of Operations
The Company recorded income before income taxes of $68.5 million for the three month period ended September 30, 2017, a $1.7 million or 2% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $0.8 million decrease in operating income and a $1.4 million decrease in equity in net (gains) losses from affiliates, offset by a $0.7 million increase in interest income and a $0.2 million increase in interest expense.

Operating income decreased $0.8 million primarily due to the one time compensation charges of $12 million related to the acceleration of the Company's chief executive officer succession plan. Excluding this item, operating income would have increased by approximately $11.2 million, primarily due to an $11.3 million or 10% increase in the Company's hotel franchising revenues. The primary reasons for these fluctuations are described in more detail below.

Hotel Franchising Revenues

Hotel franchising revenues were $124.5 million for the three months ended September 30, 2017 compared to $113.1 million for the three months ended September 30, 2016, an increase of $11.3 million or 10%. The increase in hotel franchising revenues is primarily due to a $8.1 million or 8% increase in royalty revenues, a $0.5 million or 6% increase in procurement services revenues, and an increase of approximately $2.6 million in non-compliance and other revenues.

Royalty Fees
Domestic royalty fees for the three months ended September 30, 2017, increased $7.6 million to $98.3 million, an increase of 8% compared to the three months ended September 30, 2016. The increase in royalties is primarily attributable to a 2.1% increase in RevPAR, a 2.1% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.2% increase in average daily rates, accompanied by a 70 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased from 4.39% for the three months ended September 30, 2016 to 4.58% for the three months ended September 30, 2017. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$101.25	73.9%	$74.82	$100.02	73.4%	$73.41	1.2%	50	bps	1.9%
Comfort Suites	101.43	75.5%	76.55	100.95	74.6%	75.35	0.5%	90	bps	1.6%
Sleep	86.85	71.3%	61.88	86.59	70.6%	61.15	0.3%	70	bps	1.2%
Quality	85.44	67.2%	57.43	84.31	66.4%	55.96	1.3%	80	bps	2.6%
Clarion	89.83	67.3%	60.46	88.98	66.4%	59.08	1.0%	90	bps	2.3%
Econo Lodge	68.87	61.7%	42.51	67.44	60.9%	41.08	2.1%	80	bps	3.5%
Rodeway	70.78	63.0%	44.56	69.72	62.3%	43.45	1.5%	70	bps	2.6%
MainStay	80.42	74.8%	60.17	79.91	71.5%	57.13	0.6%	330	bps	5.3%
Suburban	52.46	78.9%	41.39	51.09	78.2%	39.96	2.7%	70	bps	3.6%
Cambria hotel & suites	142.84	79.1%	112.95	NA	NA	NA	NA	NA		NA
Ascend Hotel Collection	137.02	60.9%	83.40	138.97	63.0%	87.50	(1.4)%	(210)	bps	(4.7)%
Total	$89.78	69.2%	$62.08	$88.74	68.5%	$60.81	1.2%	70	bps	2.1%
*Totals for the three months ended September 30, 2016 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2016 since the brand had fewer than 25 units open and operating for the trailing twelve month period.

The number of domestic rooms on-line increased by 2.1% to 406,452 as of September 30, 2017, from 398,207 as of September 30, 2016. The total number of domestic hotels on-line increased by 2.8% to 5,421 as of September 30, 2017, from 5,275 as of September 30, 2016. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of domestic hotels and rooms on-line at September 30, 2017 and 2016 by brand is as follows:

	September 30, 2017		September 30, 2016		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,083	84,427	1,126	87,346	(43)	(2,919)	(3.8)%	(3.3)%
Comfort Suites	566	43,857	565	43,610	1	247	0.2%	0.6%
Sleep	382	27,365	378	27,035	4	330	1.1%	1.2%
Quality	1,509	117,948	1,407	111,564	102	6,384	7.2%	5.7%
Clarion	160	21,267	164	22,456	(4)	(1,189)	(2.4)%	(5.3)%
Econo Lodge	839	51,322	853	52,773	(14)	(1,451)	(1.6)%	(2.7)%
Rodeway	595	34,331	526	30,058	69	4,273	13.1%	14.2%
MainStay	57	4,135	54	4,020	3	115	5.6%	2.9%
Suburban	59	6,578	58	6,471	1	107	1.7%	1.7%
Cambria hotel & suites	31	4,160	25	3,113	6	1,047	24.0%	33.6%
Ascend Hotel Collection	140	11,062	119	9,761	21	1,301	17.6%	13.3%
Total Domestic Franchises	5,421	406,452	5,275	398,207	146	8,245	2.8%	2.1%

Domestic hotels open and operating increased by 12 during the three months ended September 30, 2017, compared to a net increase of 2 during the three months ended September 30, 2016. Gross domestic franchise additions increased from 49 for the three months ended September 30, 2016 to 60 for the same period of 2017. New construction hotels represented 10 of the gross domestic additions during the three months ended September 30, 2017, compared to 10 hotels in the same period of the prior year. Gross domestic additions for conversion hotels during the three months ended September 30, 2017 increased by 11 units to 50 from 39 for the three months ended September 30, 2016. The number of new construction and conversion hotel openings during a particular quarter are impacted by various factors including the level of franchise sales in prior periods, the complexity of property improvement plans required to be completed prior to opening or other local economic and market conditions that may impact the pace of new hotel construction. The timing of new construction hotel openings typically averages 18 to 36 months to open after the franchise agreement is executed. Conversion hotels typically open three to four months after the execution of a franchise agreement.

Net domestic franchise terminations increased from 47 in the three months ended September 30, 2016 to 48 for the three months ended September 30, 2017.

International royalties increased $0.5 million or 10% from $5.5 million for the three months ended September 30, 2016 to $6.0 million for the three months ended September 30, 2017, primarily due to a 2.3% increase in the number of rooms available and improvements in RevPAR in the countries in which we operate. International rooms increased by 2,597 from 110,945 as of September 30, 2016 to 113,542 as of September 30, 2017. The total number of international hotels decreased by 8 from 1,144 as of September 30, 2016 to 1,136 as of September 30, 2017. International rooms grew 2.3% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.

Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.2 million or 7% from $2.8 million to $2.6 million for the three months ended September 30, 2016 and September 30, 2017, respectively. Domestic initial fee revenue decreased primarily due to a 17% decrease in executed franchise agreements partially offset by an increase in revenues recognized from previously deferred initial fees related to franchise agreements executed in prior periods containing forgivable promissory note incentives. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. Executed franchise agreements decreased from

161 franchise agreements, representing 11,600 rooms, executed in the third quarter of 2016, to 133 franchise agreements, representing 11,241 rooms executed in the third quarter of 2017.

During the third quarter of 2017, 35 of the executed agreements were for new construction hotel franchises representing 3,123 rooms compared to 43 contracts representing 3,003 rooms for the three months ended September 30, 2016. Conversion hotel executed franchise agreements totaled 98 representing 8,118 rooms for the three months ended September 30, 2017 compared to 118 agreements representing 8,597 rooms for the same period a year ago.
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 10% from 105 for the three months ended September 30, 2016 to 115 for the three months ended September 30, 2017, slightly offset by renewals of expired contracts which decreased from 9 for the three months ended September 30, 2016 to 6 during the current period. As a result of the 6% increase in relicensing and renewal contracts and an increase in average fees per contract, domestic relicensing and renewal revenues increased 9% from $3.4 million in the third quarter of 2016 to $3.7 million in the third quarter of 2017.
As of September 30, 2017, the Company had 751 franchised hotels with 58,340 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 649 hotels and 50,953 rooms at September 30, 2016. The number of new construction franchised hotels in the Company's domestic pipeline increased 26% to 530 at September 30, 2017 from 422 at September 30, 2016. The growth in the number of new construction hotels in the domestic pipeline reflects the 16%, 9% and 79% increase in new construction franchise agreements executed in 2016, 2015 and 2014, respectively, as well as a 29% increase in the nine months ended September 30, 2017. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 6 hotels or 3% from 227 hotels at September 30, 2016 to 221 hotels at September 30, 2017, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 66 franchised hotels with 6,261 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2017 compared to 96 hotels and 10,464 rooms at September 30, 2016. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $0.5 million or 6% from $7.6 million for the three months ended September 30, 2016 to $8.1 million for the three months ended September 30, 2017. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $3.0 million from the three months ended September 30, 2016 to $8.6 million for the three months ended September 30, 2017. The increase in other income is primarily due to a $0.4 million increase in revenues related to the Company's non-hotel franchising divisions, $1.9 million related to the sale of chip-enabled card readers to our franchised hotels, and a $0.6 million increase in liquidated damages collections from terminated franchise agreements and non-compliance fees related to franchisees not operating in accordance with the Company's brand standards.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $46.4 million for the three months ended September 30, 2017, which increased $12.0 million from the three months ended September 30, 2016.
SG&A expenses for the three months ended September 30, 2017 and 2016 include approximately $4.4 million and $6.7 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to operations of an office building leased to a third party. The decline in SG&A expenses related to non-franchising activities resulted primarily due to lower SkyTouch related costs. In addition, the Company recorded a $1.2 million impairment of below market lease acquisition costs associated with the office building that reduced SG&A costs. SG&A expenses for the three months ended September 30, 2017 also include $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan.
Excluding SG&A expenses for non-hotel franchising activities and expenses related to the chief executive succession plan, SG&A for the three months ended September 30, 2017 increased $3.6 million or 13% to $31.2 million in the current year primarily due to the impact of $1.4 million increased costs related to the distribution of chip-enabled card readers, a $0.6 million increase in commissions paid based on franchise sales and a $0.7 million increase in bad debt expense.

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
Total marketing and reservation system revenues increased 10% from $152.0 million for the three months ended September 30, 2016 to $167.8 million for the three months ended September 30, 2017. Marketing and reservation system revenues for the three months ended September 30, 2017 were impacted by increased revenues related to new reservation delivery programs, as well as improved revenues from the Choice Privileges loyalty program resulting from the growth in program membership, increases in average daily rates as well as a reduction in the actuarial estimate of points earned by members that will ultimately be redeemed.
At September 30, 2017, the Company's cumulative marketing and reservation system fee revenues exceeded expenses incurred by $3.9 million with the excess reflected as other long-term liability in the accompanying consolidated balance sheet. At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million, with the excess reflected as a long-term asset in the accompanying consolidated balance sheet.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $0.3 million from its unconsolidated joint ventures for the three months ended September 30, 2017, compared to income of $1.2 million for the three months ended September 30, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.
Income Taxes: The effective income tax rates were 30.5% and 32.2% for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rates for the three months ended September 30, 2017 and 2016, were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2017 and 2016

Summarized financial results for the nine months ended September 30, 2017 and 2016 are as follows:

(in thousands)	2017	2016
REVENUES:
Royalty fees	$265,727	$247,168
Initial franchise and relicensing fees	18,390	17,146
Procurement services	25,647	23,719
Marketing and reservation system	435,273	412,193
Other	24,748	16,220
Total revenues	769,785	716,446
OPERATING EXPENSES:
Selling, general and administrative	117,418	109,515
Depreciation and amortization	9,215	8,707
Marketing and reservation system	435,273	412,193
Total operating expenses	561,906	530,415
Gain (loss) on sale of assets, net	(32)	402
Operating income	207,847	186,433
OTHER INCOME AND EXPENSES, NET:
Interest expense	33,884	33,466
Interest income	(4,277)	(2,502)
Other gains	(2,251)	(1,005)
Equity in net losses of affiliates	3,213	286
Total other income and expenses, net	30,569	30,245
Income before income taxes	177,278	156,188
Income taxes	55,944	48,638
Net income	$121,334	$107,550

Results of Operations
The Company recorded income before income taxes of $177.3 million for the nine month period ended September 30, 2017, a $21.1 million, or 14% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $21.4 million increase in operating income, as well as a $1.2 million increase in other gains, a $1.8 million increase in interest income, offset by an increase in net loss of affiliates of $2.9 million.
Operating income increased $21.4 million as the Company's hotel franchising revenues increased by $28.8 million or 10% and SG&A expenses increased by $7.9 million or 7%. The key drivers of these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $326.5 million for the nine months ended September 30, 2017 compared to $297.7 million for the nine months ended September 30, 2016, a $28.8 million or 10% increase. The increase in hotel franchising revenues is primarily due to a $18.6 million or 8% increase in royalty revenues, a $1.9 million or 8% increase in procurement services revenues, a $1.2 million or 7% increase in initial franchising and relicensing revenues and a $7.1 million increase in non-compliance and other revenues.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2017 increased $17.5 million to $249.7 million, a 8% increase compared to the nine months ended September 30, 2016. The increase in royalties is attributable to a 2.6% increase in RevPAR, a 2.1% increase in the number of domestic franchised hotel rooms, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.5% increase in average daily rates accompanied by a 70 basis point increase in occupancy rates. The effective royalty rate increased to 4.57% for the nine months ended September 30, 2017, compared to 4.39% for the prior year period. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.

A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$95.42	67.8%	$64.70	$93.78	67.2%	$63.00	1.7%	60	bps	2.7%
Comfort Suites	98.05	71.4%	70.01	97.44	70.8%	69.01	0.6%	60	bps	1.4%
Sleep	83.93	67.1%	56.34	83.09	66.4%	55.14	1.0%	70	bps	2.2%
Quality	80.46	61.5%	49.50	78.97	60.8%	48.00	1.9%	70	bps	3.1%
Clarion	85.09	61.7%	52.53	83.67	59.7%	49.95	1.7%	200	bps	5.2%
Econo Lodge	63.71	56.1%	35.74	62.33	55.3%	34.47	2.2%	80	bps	3.7%
Rodeway	65.73	57.9%	38.04	64.14	57.3%	36.74	2.5%	60	bps	3.5%
MainStay	76.65	69.7%	53.42	77.34	66.2%	51.18	(0.9)%	350	bps	4.4%
Suburban	51.99	77.1%	40.10	50.15	76.0%	38.11	3.7%	110	bps	5.2%
Cambria hotel & suites	136.93	75.1%	102.83	NA	NA	NA	NA	NA		NA
Ascend Hotel Collection	128.86	56.6%	72.87	130.34	59.0%	76.95	(1.1)%	(240)	bps	(5.3)%
Total	$84.98	63.9%	$54.28	$83.71	63.2%	$52.91	1.5%	70	bps	2.6%
___________________
*Totals for the nine months ended September 30, 2016 have been revised from previous disclosures to include the operating statistics for the Cambria hotel & suites brand. Operating statistics for Cambria hotel & suites have been excluded for 2016 since the brand had fewer than 25 units open and operating for the trailing twelve month period.
Domestic hotels open and operating increased by 59 hotel during the nine months ended September 30, 2017 compared to a decrease of 1 domestic hotels open and operating during the nine months ended September 30, 2016. Gross domestic franchise additions increased from 180 for the nine months ended September 30, 2016 to 222 for the same period of 2017. New construction hotels represented 31 of the gross domestic additions during the nine months ended September 30, 2017 as compared to 33 new construction hotel openings in the same period of the prior year. The decrease in new construction openings reflects the variability in the timing of hotels from period to period. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. Gross domestic additions for conversion hotels during the nine months ended September 30, 2017 increased by 44 units to 191 from 147 for the nine months ended September 30, 2016. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open within three to four months after the execution of the franchise agreement.
Net domestic franchise terminations decreased from 181 in the nine months ended September 30, 2016 to 163 for the nine months ended September 30, 2017.
International royalties increased by $1.1 million or 7% from the nine months ended September 30, 2016 to $16.0 million for the same period of 2017, primarily due to a 2.3% increase in the number of rooms available and improvements in RevPAR in the countries in which we operate. International rooms increased by 2,597 from 110,945 as of September 30, 2016 to 113,542 as of September 30, 2017. The total number of international hotels decreased by 8 from 1,144 as of September 30, 2016 to 1,136 as of September 30, 2017. International rooms grew 2.3% despite a decline in the number of hotels open and operating primarily due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.
Initial Franchise and Relicensing Fees
Domestic initial fee revenue, included in the initial franchise and relicensing fees caption on the Company's statements of income, generated from executed franchise agreements decreased $0.6 million to $7.6 million for the nine months ended September 30, 2017 from $8.2 million for the nine months ended September 30, 2016. Domestic initial fee revenue decreased approximately 7% despite a 10% increase in executed franchise agreements primarily due to an increase in franchise agreements containing forgivable promissory note incentives when compared to the same period of the prior year. Revenues associated with agreements including incentives are deferred and recognized when the incentive criteria are met or the agreement is terminated, whichever comes first. Executed franchise agreements increased from 378 franchise agreements, representing 29,976 rooms, executed in the nine months ended September 30, 2016, to 415 franchise agreements, representing 31,833 rooms executed in the nine months ended September 30, 2017.
During the nine months ended September 30, 2017, 129 of the executed agreements were for new construction hotel franchises representing 9,768 rooms, compared to 100 contracts representing 8,041 rooms for the nine months ended September 30, 2016. Conversion hotel executed franchise agreements totaled 286 representing 22,065 rooms for the nine months ended September 30, 2017 compared to 278 agreements representing 21,935 rooms for the same period a year ago.
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 16% from 304 for the nine months ended September 30, 2016 to 352 for the nine months ended September 30, 2017, offset by a decrease in renewals of expired contracts from 24 for the nine months ended September 30, 2016 to 12 in the current period. As a result of the 11% net increase in relicensing and renewal contracts and an increase in the average fee per contract, domestic relicensing and renewal revenues increased $1.9 million or 22% from $8.6 million for the nine months ended September 30, 2016 to $10.5 million for the nine months ended September 30, 2017.

Procurement Services: Revenues increased $1.9 million or 8% from $23.7 million for the nine months ended September 30, 2016 to $25.6 million for the nine months ended September 30, 2017. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Other Income: Revenue increased $8.5 million from the nine months ended September 30, 2016 to $24.7 million for the nine months ended September 30, 2017. The increase in other income is primarily due to a $1.5 million increase in revenues related to the Company's non-hotel franchising divisions, $4.9 million related to the sale of chip-enabled credit card readers to our franchisees, as well as a $2.1 million increase in non-compliance and termination awards.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $117.4 million for the nine months ended September 30, 2017, an increase of $7.9 million or 7% from the nine months ended September 30, 2016.
SG&A expenses for the nine months ended September 30, 2017 and 2016 include approximately $13.5 million and $20.4 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to the operations of an office building leased to a third party. The decline in SG&A expenses related to non-hotel franchising activities resulted primarily due to lower SkyTouch related costs. In addition, the Company recorded a $1.2 million impairment of below market lease acquisition costs associated with the office building that reduced SG&A costs. SG&A expenses for the nine months ended September 30, 2017 also include $12 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan.
Excluding SG&A for non-hotel franchising activities, expenses related to the chief executive officer succession plan and $2.2 million of executive termination benefits incurred in 2016, SG&A for the nine months ended September 30, 2017 would have increased $6.3 million or 7% to $93.2 million. SG&A increased from the prior year primarily due to $3.6 million of increased costs related to the distribution of chip-enabled card readers to our franchisees, a $1.2 million increase in expenses related to the fluctuation of the fair market value of investments held in the Company's non-qualified deferred compensation plans, as well as increased costs related to franchise support activities.
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
Total marketing and reservation system revenues increased 6% from $412.2 million for the nine months ended September 30, 2016 to $435.3 million for the nine months ended September 30, 2017. Marketing and reservation system revenues for the nine months ended September 30, 2016 were impacted by the recognition of $30.7 million of previously deferred revenues. The recognition of deferred revenues during the prior year period was primarily due to a change in the expiration policy for the Choice Privileges membership program. Excluding the impact of the recognition of these deferred revenues, marketing and reservation system revenues increased approximately $53.7 million or 14%. Revenues growth for the nine months ended September 30, 2017 primarily reflect new reservation delivery programs as well as improved revenues from the Choice Privileges loyalty program resulting from the growth in program membership, increases in average daily rates as well as a reduction in the actuarial estimate of points earned by members that will ultimately be redeemed.
Other Gains: Other gains increased from a gain of $1.0 million for the nine months ended September 30, 2016 to a gain of $2.3 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Losses of Affiliates: The Company recorded net losses of $3.2 million from its unconsolidated joint ventures for the nine months ended September 30, 2017, compared to net losses of $0.3 million for the nine months ended September 30, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel & suites in strategic markets.

Income Taxes: The effective income tax rates were 31.6% and 31.1% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rates for the nine months ended September 30, 2017 and 2016 were lower than the U.S. federal income tax rate of 35% due the impact of foreign operations and ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

Liquidity and Capital Resources
Operating Activities
During the nine months ended September 30, 2017 and 2016, net cash provided by operating activities totaled $165.0 million and $88.4 million, respectively. Operating cash flows increased $76.6 million primarily due to improvements in operating income, an increase in cash flows from marketing and reservation activities, and timing of working capital items.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the nine months ended September 30, 2017 and 2016, the Company's net advances for these purposes totaled $21.4 million and $15.1 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At September 30, 2017, the Company had commitments to extend an additional $205.9 million for these purposes provided certain conditions are met by its franchisees, of which $77.7 million is scheduled to be advanced in the next twelve months.
Investing Activities
Cash utilized for investing activities totaled $78.3 million and $66.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2017 primarily reflects the following items:
During the nine months ended September 30, 2017 and 2016, capital expenditures in intangible assets totaled $2.4 million and $0.5 million, respectively. The increase in capital expenditures from 2016 primarily reflects the adoption of Accounting Standards Update 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which provides for capitalization of qualifying Software as a Service licenses as intangible assets.
During the nine months ended September 30, 2016, the Company completed three acquisitions of real estate as part of a program to incent franchise development in strategic markets for certain brands for cash totaling $25.3 million. The Company did not have any acquisitions during the nine months ended September 30, 2017.
During the nine months ended September 30, 2016, the Company realized proceeds from the sale of real estate related to the development of the Cambria hotel & suites brand totaling $8.4 million.
During the nine months ended September 30, 2017 and 2016, the Company invested $44.9 million and $24.2 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $4.3 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $17.1 million to existing joint ventures supporting these efforts.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2017, the Company advanced and received repayments totaling $18.6 million and $0.6 million for these purposes, respectively. For the nine months ended September 30, 2016, the Company advanced $20.3 million and received $11.0 million in repayments related to hotel development efforts. At September 30, 2017, the Company had commitments to extend an additional $1.2 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2017, the Company had approximately $243.6 million outstanding pursuant to these financial support activities.

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

At September 30, 2017, the Company maintained a total leverage ratio of 2.48x and a consolidated fixed charge ratio of 7.63x and was in compliance with all financial covenants under the credit agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2017.

Transfer of Interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore the outstanding notes receivable was not derecognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At September 30, 2017, Other Long-Term liabilities includes $24.2 million pursuant to this transaction.
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
During the nine months ended September 30, 2017, the Company paid cash dividends totaling $36.5 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2017 would be approximately $48.6 million.

Share Repurchases
The Company purchased 3,100 shares of common stock at a total cost of $0.2 million under the share repurchase program during the nine months ended September 30, 2017. Since the program's inception through September 30, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. As of September 30, 2017, the Company had approximately 4.0 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2017, the Company redeemed 142,068 shares of common stock at a total cost of approximately $8.7 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Other items
Approximately $212.8 million of the Company's cash and cash equivalents at September 30, 2017 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. Since the Company's intent is for such earnings to be reinvested by the foreign subsidiaries, the Company has not provided additional U.S. income taxes on these amounts. While the Company has no intention to utilize these cash and cash equivalents in its domestic operations, any change to this policy would result in the Company incurring additional U.S. income taxes on any amounts utilized domestically.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at September 30, 2017 and December 31, 2016.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $21.4 million and $19.1 million at September 30, 2017 and December 31, 2016, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2017, the Company had $145.0 million of variable interest rate debt instruments outstanding at an effective rate of 2.59%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2017 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2017:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2017	—	$—	—	4,019,895
February 28, 2017	39,214	59.13	—	4,019,895
March 31, 2017	79,717	62.13	—	4,019,895
April 30, 2017	879	63.06	—	4,019,895
May 31, 2017	—	—	—	4,019,895
June 30, 2017	1,324	65.35	—	4,019,895
July 31, 2017	729	64.73	—	4,019,895
August 31, 2017	—	—	—	4,019,895
September 30, 2017	23,305	61.24	3,100	4,016,795
Total	145,168	$61.23	3,100	4,016,795
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through September 30, 2017, the Company has repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 a share.

(2)
During the nine months ended September 30, 2017, the Company redeemed 142,068 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01*	Third Supplemental Indenture, dated as of August 4, 2017, among Choice Hotels International, Inc., Choice Privileges Loyalty Services, LLC, and Wells Fargo Bank, National Association

4.02*	Guarantee Agreement Supplement, dated as of August 3, 2017, by Choice Privileges Loyalty Services, LLC

10.01(f)	Amendment to Second Amended and Restated Employment Agreement, dated August 9, 2017, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(g)	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on August 14, 2017.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on September 18, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 9, 2017	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 9, 2017	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer