Form 10-K
period 2017-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2018-03-01
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
Emerging growth company ☐			(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $2,202,259,728 as of June 30, 2017 based upon a closing price of $64.25 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2018 was 56,922,908.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 20, 2018, are incorporated by reference under Part III of this Form 10-K.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; changes in law and regulation applicable to the lodging and franchising industries; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development activities; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with our international operations; the outcome of litigation; and our ability to manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. "Risk Factors" of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview
We are one of the largest hotel franchisors in the world with 6,627 hotels open and 923 hotels under construction, awaiting conversion or approved for development as of December 31, 2017 representing 525,573 rooms open and 72,917 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, Cambria® hotels & suites, and Ascend Hotel Collection® (collectively, the "Choice brands"). On December 18, 2017, we announced that we had reached a definitive agreement to acquire the brand and franchise business of Woodspring Suites for approximately $231 million. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to our portfolio. Data for the Woodspring Suites® brand is not included in the tables below that provide information as of December 31, 2017.
The Company's primary segment is the hotel franchising business, which represents approximately 99% of the Company's total revenues. The Company's domestic franchising operations are conducted through direct franchising relationships while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to provide support activities for the franchise system. Our operating results can also be improved through our company-wide efforts related to improving property level performance.
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2017, we repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company repurchased 81.7 million shares at an average price of $15.38 per share. As of December 31, 2017, the Company had 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. The annual dividend in 2017 was $0.86 per share. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2003 - 2017

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year		Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2003	59.1%	$83.19	0.1%	2.3%		$49.20	65,876
2004	61.3%	$86.41	3.9%	2.7%		$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%		$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%		$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%		$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%		$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%		$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%		$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%		$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%		$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%		$68.58	54,020
2014	64.4%	$114.92	4.2%	0.8%		$74.04	63,346
2015	65.4%	$120.30	4.7%	0.7%		$78.68	85,596
2016	65.4%	$124.13	3.2%	2.1%		$81.15	100,757
2017	65.9%	$126.72	2.1%	2.1%	81.68	$83.57	118,947

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
The Company’s portfolio of brands offers both new construction and conversion opportunities. Our new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing. Our conversion brands also benefit from periods of supply growth as the construction of hotels increases the need for existing hotels to seek new brand affiliations. Furthermore, the Company's conversion brands benefit from lodging cycle downturns as our unit growth has been historically driven from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance.

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	122,890	2.4%	320.0
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	599,096	11.5%	344.5
Upscale	Cambria hotels & suites, Courtyard, Residence Inn, Hilton Garden Inn	759,161	14.6%	151.7
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	946,260	18.2%	97.4
Midscale	Quality Inn, Sleep Inn, La Quinta, Baymont	485,640	9.3%	83.7
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	782,403	15.0%	75.3
Sub-Total Brand Affiliated		3,695,450	71.0%	111.9
Independents		1,506,727	29.0%	67.8
Total All Hotels		5,202,177	100%	94.1
According to Smith Travel Research, the lodging industry consisted of approximately 55,300 hotels representing approximately 5.2 million rooms open and operating in the United States at December 31, 2017. During the year ended December 31, 2017, the industry added approximately 119,000 gross rooms to the industry supply and net room growth was approximately 1.7%. Approximately, 78% of the new rooms opened during the year were positioned in the Upscale, Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 71% of the market in 2017. However, the pace of this increase has moderated over the last several years and in 2017 the percentage of rooms in the market affiliated with a chain increased by approximately 80 basis points from 70.2% to 71.0%.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. The large franchise lodging chains, including us, generally provide a number of support services to hotel operators designed to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests and greater bargaining power with suppliers than those with fewer hotels, and that greater brand awareness and bargaining power can increase the desirability of a hotel to its potential guests and reduce operating costs of a hotel. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability.

Choice’s Franchising Business
Choice operates primarily as a hotel franchisor offering 12 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points.
Economics of Franchising Business. The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance and increasing the effective royalty rates of our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees. Our franchise fees consist primarily of an initial fee and ongoing royalty, marketing and reservation system fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and ongoing royalty portion of the franchise fees are intended to cover our operating expenses, such as expenses incurred in business development, quality assurance, administrative support, certain franchise services and to provide us with operating profits. The marketing and reservation system fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, property management systems, e-commerce initiatives and certain franchise services.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our new build brands such as Cambria hotel and suites, Comfort and Sleep Inn offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth. Our brands such as Quality, Ascend Hotel Collection and Econo Lodge offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE and Amadeus), on-line travel agents ("OTAs") (e.g., Expedia and Bookings.com) and internet referral or booking services (e.g., Kayak and Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution web sites benefits our franchisees, by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing the significant number of hotels in our system to reduce costs and increase returns for our franchisees. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We also create relationships with vendors to market their services directly to our guests. These relationships provide value-added travel related services to our guests and generate revenues for the Company. We plan to expand these relationships and identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.

Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 20 years in duration with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 20th (or 10th, as applicable) year. Our franchisees operate domestically under one of twelve Choice brand names: Comfort Inn, Comfort Suites, Cambria hotels and suites, Quality, Clarion, Ascend Hotel Collection, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Woodspring Suites and Suburban Extended Stay Hotel.

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2017.
COMBINED DOMESTIC FRANCHISE SYSTEM

	As of and For the Year Ended December 31,
	2013	2014	2015	2016	2017
Number of properties, end of period	5,180	5,221	5,276	5,362	5,501
Number of rooms, end of period	400,585	398,661	400,372	404,498	413,015
Royalty fees ($000)	$242,887	$262,675	$281,100	$300,383	$323,674
Average royalty rate(1)	4.33%	4.28%	4.30%	4.41%	4.60%
Average occupancy percentage(1)	56.4%	59.5%	61.1%	61.7%	62.2%
Average daily room rate (ADR)(1)	$74.76	$77.03	$79.86	$82.64	$84.02
Revenue per available room (RevPAR)(1),(2)	$42.20	$45.80	$48.78	$51.00	$52.25
____________________________

(1)
2013 through 2015 amounts exclude operating statistics from Cambria hotel and suites properties open during these periods as the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.

(2)	The Company calculates RevPAR based on information as reported to the Company by its franchisees.
Currently, no individual domestic franchisee accounts for more than 1% of the Company's total revenues.

Industry Positioning
Our brands offer consumers and developers a wide range of options, including economy, mid-scale, upper mid-scale and upscale hotels. Our brands are as follows:
Cambria hotels and suites: Cambria hotels and suites is predominantly a new construction select service hotel chain that operates in the upscale lodging category, targeting primary market locations. The brand has expanded to target growth through conversions and adaptive reuse projects in markets where new construction has an extremely high barrier to entry.  Designed for the modern traveler, Cambria offers guests a distinct experience with simple, guilt-free indulgences allowing them to treat themselves while on the road. The brand is designed to provide guests with the freedom to be their best self. The environment matches guests' casual lifestyle but tailored to their business travel needs. Properties feature compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, flexible meeting space, and locally sourced prepared food and craft beer. Principal competitor brands include Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo and Hilton Garden Inn. The Cambria hotels and suites brand was launched in January 2005 and the first properties opened during 2007.
Ascend Hotel Collection: Ascend Hotel Collection is an innovative membership program that enables individual hotels (unique, boutique and/or historic) to retain their individuality and identity but have access to Choice Hotels' global distribution, technology, services, training and loyalty benefits. Ascend Hotel Collection offers the best of both worlds: independence backed up by a powerful global distribution network. Principal competitors include Tapestry, Autograph Collection, BW Premier Collection, BW Signature Collection and Small Luxury Hotels. The Ascend Hotel Collection membership was launched in October 2008.
Comfort Inn: Comfort Inn and Comfort Inn & Suites hotels are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. One of the original brands in the limited service category, Comfort Inn has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort Inn hotels offer complimentary hot breakfast with hearty and healthy options, a swimming pool and/or fitness center, and free high-speed internet access. Comfort Inn has joined Comfort Suites in going 100% smoke-free, making Comfort the largest smoke-free hotel brand in the United States and Canada. Principal competitor brands include Holiday Inn Express.
Comfort Suites: Part of the Comfort brand family, Comfort Suites hotels deliver all the extras to help guests feel refreshed and ready to take on the day. All hotels are 100% smoke-free with oversized suites featuring separate areas for working and relaxing to meet the demands of today’s business traveler. In addition, each suite has a sleeper sofa, refrigerator and microwave. Comfort Suites hotels offer a complimentary hot breakfast with healthy and hearty options, fitness center and swimming pool, business center, marketplace and free high-speed internet access. The brand competes with Hampton, Holiday Inn Express, and Fairfield Inn & Suites.

Sleep Inn: Sleep Inn is a midscale new construction brand offering developers a lower cost to build with competitive mid-scale average daily rates. Sleep Inn delivers a reliable, simply stylish guest experience, providing both business and leisure travelers with free high-speed internet access, a complimentary Morning Medley hot breakfast, and an exercise room and/or pool. Sleep Inn’s competitors include Microtel and La Quinta.
Clarion: Clarion helps owners of existing midscale assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations.  Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals and lounge with at least beer and wine selections. Amenities include free high-speed internet access, a pool or fitness center, and a business center.  Principal competitor brands include Four Points by Sheraton and Radisson.
Quality: Quality helps both guests and owners "get your money's worth" in the midscale category.  Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs:" Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Essentials including free high-speed internet access, coffee, local phone calls, and a daily newspaper. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites competes in the mid-scale extended stay category. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocation, training, or temporary job assignments. MainStay guest rooms feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa, comfortable work area with ergonomic chair and large walk-in closets. MainStay Suites' principal competitors include TownePlace Suites and Candlewood Suites.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide well-equipped kitchens, free high-speed internet access, and access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitors include Extended Stay America, InTown Suites, and Studio 6.
WoodSpring Suites: The Company acquired WoodSpring Suites on February 1, 2018 adding 239 new hotels to its portfolio. WoodSpring hotels are value-engineered, purpose built new construction hotels that operate in the economy extended stay category.  WoodSpring guests stay longer than guests at a traditional hotel with guest stay occasions including government/military temporary duty, traveling medical practitioners, relocations, home renovations, vacations, continuing education, crew projects, and life circumstances necessitating alternatives to traditional hotels.  WoodSpring developers adhere to strict prototype/design specifications.  Every room is a suite with chairs or sofa, flat panel TV, free movie channel, desk/work table, well-designed kitchenette with full-size refrigerator, twin-burner cooktop, and microwave oven.  Free basic Wi-Fi is included, and bi-weekly housekeeping is provided.  Guests may purchase additional linen replacement/housekeeping services.  All hotels are pet-friendly and offer a 24/7 guest laundry room.  WoodSpring’s essential value proposition is:  Simple, done better.  The brand was founded in 2003 as Value Place and re-launched as WoodSpring Suites in 2015.  Principal national competitors include Extended Stay America and Studio 6.
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
The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2017:

	As of and For the Year Ended December 31,
	2013	2014	2015	2016	2017
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,302	1,240	1,156	1,113	1,083

Number of rooms, end of period	101,673	95,862	89,545	86,310	84,626
Royalty fees ($000)	$88,774	$93,630	$96,546	$96,497	$97,616
Average occupancy percentage	60.1%	63.3%	65.0%	65.6%	66.0%
Average daily room rate (ADR)	$83.27	$86.08	$89.68	$92.56	$94.23
RevPAR	$50.05	$54.50	$58.25	$60.70	$62.23
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	589	577	569	565	567
Number of rooms, end of period	45,451	44,632	43,949	43,610	44,029
Royalty fees ($000)	$44,717	$48,278	$51,114	$53,057	$55,393
Average occupancy percentage	62.9%	66.5%	68.3%	69.3%	70.1%
Average daily room rate (ADR)	$86.99	$90.24	$93.89	$96.32	$97.01
RevPAR	$54.75	$60.01	$64.16	$66.74	$67.96
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,223	1,284	1,379	1,447	1,542
Number of rooms, end of period	101,143	104,454	110,116	114,582	120,227
Royalty fees ($000)	$47,471	$52,589	$59,554	$69,799	$80,924
Average occupancy percentage	53.1%	56.1%	58.2%	59.1%	59.8%
Average daily room rate (ADR)	$70.22	$71.98	$75.06	$77.80	$79.25
RevPAR	$37.27	$40.39	$43.69	$45.99	$47.41
CLARION DOMESTIC SYSTEM
Number of properties, end of period	190	178	175	167	166
Number of rooms, end of period	27,501	25,049	24,449	22,941	22,138
Royalty fees ($000)	$10,953	$11,480	$11,479	$12,137	$12,589
Average occupancy percentage	51.2%	54.5%	57.2%	58.3%	59.3%
Average daily room rate (ADR)	$75.15	$77.65	$79.85	$82.35	$84.62
RevPAR	$38.46	$42.34	$45.63	$48.01	$50.14
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	382	371	377	379	384
Number of rooms, end of period	27,623	26,811	27,047	27,097	27,410
Royalty fees ($000)	$17,447	$18,914	$20,226	$21,925	$23,093
Average occupancy percentage	58.7%	62.5%	63.9%	65.1%	65.5%
Average daily room rate (ADR)	$74.39	$77.13	$80.41	$82.08	$82.96
RevPAR	$43.66	$48.24	$51.41	$53.47	$54.35
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	43	45	52	56	60
Number of rooms, end of period	3,331	3,568	3,846	4,108	4,249
Royalty fees ($000)	$2,259	$2,608	$2,693	$2,909	$3,252
Average occupancy percentage	68.1%	71.4%	67.1%	65.2%	68.4%
Average daily room rate (ADR)	$72.44	$74.82	$77.02	$76.29	$76.70
RevPAR	$49.36	$53.40	$51.71	$49.70	$52.47
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	830	856	856	857	840
Number of rooms, end of period	50,694	52,878	52,978	52,791	51,233
Royalty fees ($000)	$17,189	$18,896	$20,784	$22,598	$23,867
Average occupancy percentage	48.8%	51.6%	53.5%	54.1%	54.5%
Average daily room rate (ADR)	$56.51	$57.85	$59.61	$61.41	$62.95
RevPAR	$27.55	$29.86	$31.90	$33.22	$34.29
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	438	474	513	565	600
Number of rooms, end of period	24,677	26,172	28,880	32,515	34,488
Royalty fees ($000)	$5,357	$5,532	$6,006	$7,010	$8,799
Average occupancy percentage	51.9%	55.1%	56.3%	55.7%	56.0%
Average daily room rate (ADR)	$54.28	$56.68	$59.75	$63.04	$64.51
RevPAR	$28.14	$31.25	$33.64	$35.08	$36.09

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	63	65	62	59	61
Number of rooms, end of period	7,167	7,198	6,994	6,561	6,698
Royalty fees ($000)	$2,832	$3,111	$3,395	$3,511	$3,716
Average occupancy percentage	70.2%	71.8%	75.5%	75.5%	76.0%
Average daily room rate (ADR)	$42.67	$45.25	$47.61	$49.96	$51.76
RevPAR	$29.96	$32.51	$35.95	$37.72	$39.31
CAMBRIA DOMESTIC SYSTEM (1)
Number of properties, end of period	18	22	25	27	36
Number of rooms, end of period	2,119	2,642	3,113	3,503	4,917
Royalty fees ($000)	$2,147	$2,687	$3,745	$4,955	$6,731
Average occupancy percentage(1)	N/A	N/A	N/A	76.3%	73.8%
Average daily room rate (ADR)(1)	N/A	N/A	N/A	$131.73	$137.86
RevPAR(1)	N/A	N/A	N/A	$100.46	$101.70
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	102	109	112	127	162
Number of rooms, end of period	9,206	9,395	9,455	10,480	13,000
Royalty fees ($000)	$3,741	$4,950	$5,558	$5,985	$7,694
Average occupancy percentage	64.0%	60.3%	58.5%	58.1%	55.5%
Average daily room rate (ADR)	$119.76	$121.49	$127.27	$129.97	$127.96
RevPAR	$76.60	$73.20	$74.47	$75.52	$71.05
 ____________________________

(1)	Statistics for average occupancy percentage, ADR and RevPAR exclude years in which the Cambria brand did not have 25 units open and operating for a twelve month period.

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

As of December 31, 2017, we had 1,126 franchise hotels open and operating in over 40 countries and territories outside of the United States. The following chart summarizes our franchise system outside of the United States.

COMBINED INTERNATIONAL FRANCHISE SYSTEM(1)

	As of and For the Year Ended December 31,
	2013	2014	2015	2016	2017
Number of properties, end of period	1,160	1,158	1,147	1,152	1,126
Number of rooms, end of period	105,473	106,617	107,111	111,624	112,558
Royalty fees ($000)	$24,721	$24,515	$20,166	$19,887	$21,396
____________________________

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for international franchisees.

Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2017, NCH had 187 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia, Lithuania and Finland on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses the right to franchise Ascend Hotel Collection hotels in its territory. This agreement also expires in 2023.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2017, CHJ had 54 open properties.
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, Austria and Hungary, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal, Belgium and the French speaking Cantons of Switzerland through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. At December 31, 2017, the Company's subsidiaries had 170 properties open and operating in continental Europe.
Ireland. The Company is a party to a master franchising agreement with Luckwell Limited for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The agreement also provides Luckwell Limited with limited rights to franchise Ascend Hotel Collection hotels in the territory. The master franchise agreement with Luckwell Limited expires in 2027. As of December 31, 2017, Luckwell Limited had 5 properties open and operating in Ireland and Northern Ireland.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2017, the Company’s subsidiary had 28 properties open and operating in the United Kingdom.
Canada. We conduct our operations in Canada for all of our brands except Cambria hotel and suites, MainStay Suites and Suburban Extended Stay Hotel through Choice Hotels Canada Inc. ("CHC") a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 324 of our franchised properties open and operating as of December 31, 2017. The Company conducts direct franchising operations for its extended stay and Cambria hotel and suites brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 5 properties open and operating at December 31, 2017.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2017, the Company had 28 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2017, CHAP had 200 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2017, the Company’s subsidiary had 31 properties open and operating.
South America. We conduct our operations in Brazil and certain other South American territories through a master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2017, Atlantica had 68 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement expires in December 2024.
Central America. We conduct our operations in certain Central American territories through a master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2017, Real had 15 open properties in its development territory which consists of Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Colombia, Costa Rica, Ecuador, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. At December 31, 2017, six properties were open and operating in China. In addition, the Company through Choice BV, has direct franchise relationships with properties in Malaysia and Turkey. At December 31, 2017, one property was open and operating in Malaysia and four properties were open and operating in Turkey.

The following table summarizes Choice’s international franchise system as of December 31, 2017:

	Comfort	Comfort Suites	Quality	Clarion	Sleep	Ascend	Mainstay	Suburban	Econo Lodge	Rodeway	Total
Australia	85	—	57	6	—	6	—	—	19	—	173
Austria	4	—	3	—	—	—	—	—	—	—	7
Belgium	—	—	1	—	—	—	—	—	—	—	1
Canada	—	—	—	—	—	—	2	3	—	—	5
Czech Republic	—	—	—	9	—	—	—	—	—	—	9
France	60	8	23	4	—	1	—	—	—	—	96
Germany	18	—	17	2	—	—	—	—	—	—	37
Hungary	1	—	—	—	—	—	—	—	—	—	1
India	12	—	11	5	—	—	—	—	—	—	28
Italy	4	—	7	2	—	—	—	—	—	—	13
Malaysia	—	—	1	—	—	—	—	—	—	—	1
Mexico	14	—	9	—	8	—	—	—	—	—	31
New Zealand	8	—	14	—	—	—	—	—	4	—	26
Portugal	3	—	1	1	—	—	—	—	—	—	5
Singapore	—	—	1	—	—	—	—	—	—	—	1
Switzerland	1	—	—	—	—	—	—	—	—	—	1
Turkey	—	—	—	3	—	1	—	—	—	—	4
United Kingdom	13	—	6	7	—	2	—	—	—	—	28
Direct Franchise Agreements	223	8	151	39	8	10	2	3	23	—	467
Brazil	23	8	28	3	6	—	—	—	—	—	68
Canada*	146	5	94	9	3	14	—	—	49	4	324
China	1	1	1	3	—	—	—	—	—	—	6
Costa Rica	—	—	1	—	1	—	—	—	—	—	2
Denmark	1	—	2	1	—	1	—	—	—	—	5
Dominican Republic	—	—	1	—	—	—	—	—	—	—	1
Ecuador	—	—	1	—	—	1	—	—	—	—	2
El Salvador	2	—	1	1	—	—	—	—	—	—	4
Finland	—	—	—	2	—	1	—	—	—	—	3
Guatemala	—	—	—	1	—	—	—	—	—	—	1
Honduras	—	—	—	4	—	—	—	—	—	—	4
Ireland	—	—	2	1	—	2	—	—	—	—	5
Japan	54	—	—	—	—	—	—	—	—	—	54
Latvia	—	—	—	1	—	—	—	—	—	—	1
Lithuania	1	—	—	—	—	—	—	—	—	—	1
Norway	18	—	33	31	—	9	—	—	—	—	91
Panama	—	—	—	1	—	—	—	—	—	—	1
Sweden	10	—	25	39	—	12	—	—	—	—	86
Master Franchise Agreements	256	14	189	97	10	40	—	—	49	4	659
Total Number of Properties	479	22	340	136	18	50	2	3	72	4	1,126
____________________________

*	The Company has a 50% equity investment in this master franchisor.

 The following table presents key worldwide system size statistics as of and for the year ended December 31, 2017:

	Open and Operational		Approved for Development		Units
	Hotels	Rooms	Hotels	Rooms	Additions	Repositionings	Terminations
Comfort	1,562	125,121	180	14,824	57	(48)	(62)
Comfort Suites	589	46,671	135	11,525	13	(4)	(8)
Quality	1,882	156,825	93	7,900	101	52	(65)
Ascend Hotel Collection	212	19,158	57	5,130	52	5	(18)
Clarion	302	42,798	24	2,996	31	—	(30)
Sleep Inn	402	29,429	145	7,669	19	(2)	(6)
MainStay Suites	62	4,450	112	4,986	5	(1)	—
Econo Lodge	912	54,482	39	2,482	47	(14)	(57)
Rodeway Inn	604	34,712	43	2,692	72	13	(50)
Suburban	64	7,010	9	651	3	(1)	—
Cambria	36	4,917	86	12,062	10	—	(1)
Totals	6,627	525,573	923	72,917	410	—	(297)

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
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We expect to deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a three to five year period.

Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain trademarks we own and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements also typically contain liquidated damages provisions which represent a fair and reasonable measure of damages that our franchisee and we agree should be paid to us upon an early termination of the franchise agreement.
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
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but we believe they are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an initial, one-time affiliation fee; a royalty fee; and a marketing and reservation system fee.
Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2017

Brand	Initial Fee Per Room/Minimum	Royalty Fees (3)	Marketing and Reservation System Fees (3)
Cambria hotel and suites	$500/$60,000	5.00%	4.00%
Comfort Inn	$500/$50,000(1)	6.00%	3.50%
Comfort Suites	$500/$50,000(1)	6.00%	3.50%
Quality Inn	$300/$35,000(2)	5.25%	3.50%
Ascend Hotel Collection	$375/$30,000	5.00%	2.50%
Clarion	$300/$40,000	5.00%	3.00%
Sleep Inn	$300/$40,000	5.50%	3.50%
MainStay Suites(4)	$300/$30,000	5.50%	2.50%
Econo Lodge	$250/$25,000	5.00%	3.00%
Rodeway Inn	$125/$15,000	4.50%	2.50%
Suburban Extended Stay Hotel(4)	$225/$30,000	5.50%	2.50%
____________________________

(1)	$55,000 minimum for transfers

(2)	$40,000 minimum for transfers

(3)	Fees are based on a percentage of gross room revenue

(4)
For dual brand hotels that combine either the Mainstay Suites or Suburban Extended Stay Hotel brand with another Choice brand, we may increase the System Fee up to the standard amount for such other Choice brand.

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

Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is to not only to help increase the number of reservations delivered to our franchisees but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, help deliver guests to our franchisees' hotels at the lowest cost and the highest average daily rates. We believe that by helping our franchisees become more profitable we will enhance our ability to both retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:
Brand Name Marketing and Advertising. Our franchised hotels are typically located in areas conveniently accessible to business and leisure travelers and therefore a significant portion of hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, internet and radio advertising, on-line advertising, social media/digital advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with qualified vendors and corporate partners. We also actively seek to maximize our presence on the internet by purchasing key search related terms from the various search engine providers to help ensure that our franchisees' hotels are prominently displayed to all potential guests.
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding stays with points towards free hotel nights and other rewards. Choice Privileges participants can earn points redeemable for free nights in Choice brand properties. The Company also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. The Choice Privileges program had approximately 35 million members worldwide as of December 31, 2017. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Our toll-free telephone reservation system primarily utilizes third party call center service providers. Reservation agents trained on the reservation system can match each caller with a Choice-branded hotel meeting the caller’s needs. We also operate a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this helps reduce the hotel’s front desk staffing needs, improves customer service and results in a higher average daily rate than reservations booked directly through the property.
We continue to implement our integrated reservation and distribution strategy to help improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many but not all major online third party booking sites.
We also continue to upgrade our technology to ensure that our CRS can effectively handle the current and future volume on digital channels and support the industry's shift toward accelerated digital communications and guest experience personalization. In support of these initiatives, the Company will transition in the first quarter of 2018 to choiceEDGE, a cloud-based software developed by the Company to manage all distribution for the Company by optimizing rate, inventory, availability, shopping, booking and reservations for its website, mobile apps and third-party distribution partners.
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature ("SmartRates") that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisees’ ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy and participate in our marketing programs. As a cloud based solution, the choiceADVANTAGE system helps reduce each hotel’s investment in on-site computer equipment typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
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
Since our franchising revenues are based on franchisees’ gross room revenues or number of rooms, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to return existing franchises, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.
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

SkyTouch Technology
SkyTouch Technology ("SkyTouch") is a division of the Company that develops and markets cloud-based technology products to the hotel industry including inventory management, pricing and connectivity to third party channels to hoteliers not under franchise agreements with the Company. SkyTouch was announced in March 2013 and represented less than 1% of both the Company's total revenues and operating expenses for the year ended December 31, 2017.
SkyTouch sells, manages, and supports a large, widely distributed cloud-based property management system, known as SkyTouch Hotel OS®, to branded chains and independent hotels, which is designed to help them to achieve growth and to improve operating performance and the guest experience. SkyTouch Hotel OS® is based on the Company’s award-winning, proprietary technology platform, choiceADVANTAGE, that was first introduced over a decade ago to meet the needs of its franchisees and is currently utilized by over 6,000 of the Company's franchised hotels. SkyTouch Hotel OS® offers many of the same functions of the choiceADVANTAGE platform, including managing reservations, guest stays, and rates on any device with an internet connection as well as the ability to connect seamlessly with other systems used by branded chains and independent hotels. SkyTouch Hotel OS® has been enhanced to add distribution management services, and offers central reservation system interfaces utilizing hotel technology next generation specifications for ease of deployment and partnership with other technology providers.
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

Employees
We employed approximately 1,987 people in our global operations as of February 15, 2018. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.
EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2017 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	71	Chairman of the Board of Directors
Patrick S. Pacious	51	President and Chief Executive Officer
Dominic E. Dragisich	35	Chief Financial Officer
David A. Pepper	50	Chief Development Officer
Simone Wu	52	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	46	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	51	Chief Commercial Officer
Patrick J. Cimerola	49	Chief Human Resources Officer
Scott E. Oaksmith	46	Senior Vice President, Finance and Chief Accounting Officer
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
Patrick S. Pacious. President and Chief Executive Officer since September 2017; President and Chief Operating Officer from May 2016 until September 2017; and Chief Operating Officer from January 2014 until May 2016. He was Executive Vice President, Global Strategy & Operations from February 2011 through December 2013. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by Bearingpoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.
Dominic E. Dragisich. Chief Financial Officer since joining the Company in March 2017. Prior to joining the Company, he was employed by XO Communications as Chief Financial Officer from July 2015 to February 2017 and Vice President, Financial Planning and Analysis ("FP&A") and Strategic Finance from September 2014 to July 2015. Before that, he was Senior Director, IR Business Consultancy of Marriott International from October 2013 to September 2014, Global Director of FP&A of NII Holdings, Inc. from March 2012 to October 2013, and held various management positions at Deloitte Consulting from 2004 to 2012.
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

Simone Wu. Senior Vice President, General Counsel, Corporate Secretary & External Affairs since 2015. She was Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer from 2012 to 2015. Prior to joining the Company in 2012, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom.
John E. Bonds.  Senior Vice President, Enterprise Operations and Technology since September 2017.  He was Senior Vice President, Strategy and Services from January 2013 to August 2017.  He was Vice President, Corporate Strategy from March 2011 to December 2012.  Prior to joining the Company in 2006, he was employed by Navigant Consulting from 2003 to 2006, BearingPoint from 2002 to 2003 and Arthur Andersen Business Consulting from 1999 to 2002.
Robert McDowell. Chief Commercial Officer since February 2016. He was Senior Vice President, Marketing and Distribution from May 2011 until January 2016. Prior to joining the Company, he was employed by United Airlines from 1995 to 2006 and 2006 to 2011 as Managing Director of Distribution and eCommerce and C&H International as Chief Operating Officer from January 2007 to December 2007.
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
The hospitality industry is under increasing attack by cyber-criminals. These attacks can be deliberate attacks or unintentional events that could result in unauthorized disclosure of sensitive information or cause interruptions or delays in our business, loss of data, or render us unable to process reservations. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date.
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
In March 2013, we launched our SkyTouch division which develops and markets cloud-based technology products to the hotel industry. In 2015, we acquired a Netherlands-based company that provides software as a service solutions for vacation rental management companies. We expect to continue to invest in these new alternate lines of business and may in the future invest in other new business strategies, products, services, and technologies.
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
The Company is engaged in a program to identify real estate for potential developers to acquire and be utilized for hotel development. The Company’s intent is to identify potential development sites so that developers may acquire the site and commence construction of a hotel franchised under one of the Company's brands. However, in certain circumstances, the Company has acquired, and continues to acquire, the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a hotel; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.
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

In addition, recently enacted tax legislation in the United States has made significant changes to the taxation of United States corporations.  Although the legislation generally provides for a decrease in federal corporate tax rates, the legislation is highly complex and will require interpretations and implementing regulations by the Internal Revenue Service and state tax authorities.  Additionally, the legislation could be subject to potential challenges, future amendments and technical corrections, any of which could increase or decrease the impact of the legislation on us. Moreover, past economic downturns reduced tax revenues for United States federal and state governments and as a result proposals to increase taxes from corporate entities have been considered at various levels of government. At this time, while we expect the decrease in the federal corporate tax rates to provide increased cash flow compared to prior years, we cannot predict the ultimate impact of the tax legislation on our business or results of operations.
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
Our business operations are subject to various United States and international privacy and data protection laws. Any future changes or restrictions in United States or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. For example, the European Union’s General Data Protection Regulation (GDPR), which is effective beginning in May 2018, creates new compliance obligations and increases financial penalties for non-compliance. Compliance with requirements imposed by GDPR and similar laws, or any future changes or additional restrictions, could result in significant costs and require us to change some of our business practices. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions.
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
The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting its franchisees and providing support and data for the use of its property management and central reservation services systems. In addition, the Company relies on third party providers to provide market and competitor information that is utilized in the Company's strategic decision making process. The failure of any third-party operator or provider to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, provide accurate information and comply with laws, rules and regulations could result in material adverse consequences to our business.

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

None.

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

QUARTERLY MARKET PRICE RANGE OF COMMON STOCK AND CASH DIVIDENDS DECLARED

	Market Price Per Share		Cash Dividends Declared Per Share
Quarters Ended	High	Low
2016
March 31,	$54.32	$40.78	$0.205
June 30,	$53.76	$43.61	$0.205
September 30,	$50.08	$44.28	$0.205
December 31,	$57.38	$43.70	$0.215
2017
March 31,	$64.00	$53.40	$0.215
June 30,	$67.80	$61.10	$0.215
September 30,	$65.60	$59.60	$0.215
December 31,	$79.80	$63.35	$0.215
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

As of February 15, 2018, there were 1,303 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2017.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2017	—	$—	—	4,019,895
February 28, 2017	39,214	59.13	—	4,019,895
March 31, 2017	79,717	62.13	—	4,019,895
April 30, 2017	879	63.06	—	4,019,895
May 31, 2017	—	—	—	4,019,895
June 30, 2017	1,324	65.35	—	4,019,895
July 31, 2017	729	64.73	—	4,019,895
August 31, 2017	—	—	—	4,019,895
September 30, 2017	23,305	61.24	3,100	4,016,795
October 31, 2017	140	67.38	—	4,016,795
November 30, 2017	10,003	70.08	—	4,016,795
December 31, 2017	2,739	76.12	—	4,016,795
Total	158,050	$62.05	3,100	4,016,795
____________________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2017, we repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company repurchased 81.7 million shares at an average price of $15.38 per share.

(2)
During the year ended December 31, 2017, the Company redeemed 154,950 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	6/13	12/13	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17
Choice Hotels International, Inc.	$100.00	$119.11	$148.60	$143.68	$172.06	$167.72	$157.12	$149.64	$177.62	$204.98	$249.09
NYSE Composite	100.00	109.99	126.28	135.01	134.81	136.08	129.29	135.62	144.73	155.99	171.83
S&P Hotels, Resorts & Cruise Lines	100.00	103.94	129.14	137.61	160.21	161.63	166.40	148.21	178.92	226.64	266.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our previously issued consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.
Company results (in millions, except per share data)

	As of and for the year ended December 31,
	2013	2014	2015	2016	2017
Total Revenues	$724.7	$758.0	$859.9	$924.6	$1,007.4
Operating Income	$196.2	$214.6	$225.3	$238.9	$264.4
Income from continuing operations, net of income taxes	$113.4	$121.5	$128.0	$139.4	$114.9
Income from discontinued operations, net of income taxes	$0.4	$1.7	$—	$—	$—
Basic earnings per share:
Continuing operations	$1.94	$2.08	$2.24	$2.48	$2.03
Discontinued operations	$—	$0.03	$—	$—	$—
Diluted earnings per share:
Continuing operations	$1.92	$2.07	$2.22	$2.46	$2.02
Discontinued operations	$0.01	$0.03	$—	$—	$—
Total Assets	$540.1	$637.9	$717.0	$852.5	$927.6
Long-Term Debt	$772.3	$772.7	$812.9	$839.4	$725.3
Cash Dividends Declared Per Common Share	$0.74	$0.75	$0.79	$0.83	$0.86

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

•
Operating and net income in 2017 reflect $12.0 million in compensation expenses related to the acceleration of the Company's chief executive officer succession plan. SG&A expenses were reduced by a $1.2 million impairment of below market lease acquisition costs associated with an office building owned by the Company. Net income was further impacted by comprehensive tax legislation enacted on December 22, 2017. The legislation made broad and complex changes to the U.S. tax code, some of which were effective in 2017, including but not limited to (1) requiring a mandatory one-time transition tax on certain repatriated earnings of foreign subsidiaries and (2) bonus depreciation that allowed for full expensing of qualified property placed in after September 27, 2017. U.S. federal corporate income tax rates were also reduced from 35% to 21%, resulting in an impairment of the Company's net domestic deferred tax assets. The impact of the tax legislation on net income for the year ended December 31, 2017 was a reduction of approximately $40 million.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,627 hotels open and 923 hotels under construction, awaiting conversion or approved for development as of December 31, 2017, with 525,573 rooms and 72,917 rooms, respectively, in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel® and Cambria® hotels & suites (collectively, the "Choice brands"). On December 18, 2017, we announced that we had reached a definitive agreement to acquire the brand and franchise business of Woodspring Suites for approximately $231 million. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to our portfolio. Data for the Woodspring Suites® brand is not included in tables and text that provide information as of December 31, 2017.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.2 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2017, we have repurchased 48.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 81.7 million shares at an average price of $15.38 per share. The Company purchased 3,100 shares of common stock under the share repurchase program at a total cost of $0.2 million for the year ended December 31, 2017. At December 31, 2017, we had approximately 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends is subject to the discretion of the board of directors. During the year ended December 31, 2017, the Company paid cash dividends totaling approximately $48.7 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors, including limitations in the Company's credit facility. Based on our present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2018 would be approximately $48.7 million.
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
In March 2013, the Company announced the launch of a new division, SkyTouch Technology ("SkyTouch"), which develops and markets cloud-based technology products for the hotel industry. From inception through 2016, the Company made significant investments in product development and sales efforts to expand its customer base. As a result, the division incurred significant costs in excess of revenues. Beginning in 2017, the same level of investment in product development and sale efforts was no longer required. As a result, the losses from the SkyTouch division have been significantly reduced.
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
Results of Operation: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the franchise system as well as our variable overhead costs. Since our hotel franchising activities represent approximately 99% of total revenues, our discussion of our results from operations primarily relate to our hotel franchising activities.

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
Hotel Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, the SkyTouch Technology division, vacation rental activities including operations that provides software as a service technology solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from franchising revenues since the Company is contractually required by its franchise agreements to use the fees collected for marketing and reservation activities; as such, no income or loss to the Company is generated. Cumulative marketing and reservation system fees not expended are recorded as a liability in the Company’s financial statements and are carried over to the next fiscal year and expended in accordance with the franchise agreements. Cumulative marketing and reservation expenditures incurred in excess of fees collected for marketing and reservation activities are deferred and recorded as an asset in the Company’s financial statements and recovered in future periods. SkyTouch is a division of the Company that develops and markets cloud-based technology products, including inventory management, pricing and connectivity to third party channels, to hoteliers not under franchise agreements with the Company. SkyTouch and our vacation rental technology solutions provider operations are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Hotel Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2017	2016	2015
Total Revenues	$1,007,356	$924,641	$859,878
Adjustments:
Marketing and reservation system revenues	(567,083)	(525,716)	(488,763)
Non-hotel franchising activities	(10,818)	(8,816)	(4,416)
Hotel Franchising Revenues	$429,455	$390,109	$366,699

Operations Review
Comparison of 2017 and 2016 Operating Results

Summarized financial results for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
REVENUES:
Royalty fees	$345,302	$320,547
Initial franchise and relicensing fees	26,262	23,953
Procurement services	34,661	31,226
Marketing and reservation system	567,083	525,716
Other	34,048	23,199
Total revenues	1,007,356	924,641
OPERATING EXPENSES:
Selling, general and administrative	163,377	148,728
Depreciation and amortization	12,431	11,705
Marketing and reservation system	567,083	525,716
Total operating expenses	742,891	686,149
Gain (loss) on sale of assets, net	(32)	403
Operating income	264,433	238,895
OTHER INCOME AND EXPENSES, NET:
Interest expense	45,039	44,446
Interest income	(5,920)	(3,535)
Other gains	(3,229)	(1,504)
Equity in net (income) loss of affiliates	4,546	(492)
Total other income and expenses, net	40,436	38,915
Income before income taxes	223,997	199,980
Income taxes	109,104	60,609
Net income	$114,893	$139,371
Results of Operations
The Company recorded income before income taxes of $224.0 million for the year ended December 31, 2017, a $24.0 million or 12% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $25.5 million increase in operating income, a $2.4 million increase in interest income, an increase of $1.7 million in other gains, partially offset by a $5.0 million decrease in equity in net (income) loss of affiliates.
Operating income increased $25.5 million primarily due to a $39.3 million or 10% increase in the Company’s hotel franchising revenues, an increase of $2.0 million in non-hotel franchising revenues, offset by a $14.6 million or 10% increase in SG&A expenses.
Hotel Franchising Revenues
Hotel franchising revenues were $429.5 million for the year ended December 31, 2017 compared to $390.1 million for the year ended December 31, 2016, a 10% increase. The increase in franchising revenues is primarily due to a $24.8 million or 8% increase in royalty revenues, a $2.3 million increase in initial franchising and relicensing revenues, a $3.4 million or 11% increase in procurement services fees and a $8.9 million increase in non-compliance and other revenues.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2017 increased $23.2 million to $323.9 million from $300.7 million in 2016, an increase of 8%. The increase in domestic royalties is attributable to a 2.5% increase in domestic RevPAR, a 2.1% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide

RevPAR increased due to a 1.7% increase in average daily rates accompanied by a 50 basis point increase in occupancy rates. The Company's effective royalty rate of the domestic hotel system increased from 4.41% for the year ended December 31, 2016, to 4.60% for the year ended December 31, 2017. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2017 and 2016 is as follows:

	2017			2016			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$94.23	66.0%	$62.23	$92.56	65.6%	$60.70	1.8%	40	bps	2.5%
Comfort Suites	97.01	70.1%	67.96	96.32	69.3%	66.74	0.7%	80	bps	1.8%
Sleep	82.96	65.5%	54.35	82.08	65.1%	53.47	1.1%	40	bps	1.6%
Quality	79.25	59.8%	47.41	77.80	59.1%	45.99	1.9%	70	bps	3.1%
Clarion	84.62	59.3%	50.14	82.35	58.3%	48.01	2.8%	100	bps	4.4%
Econo Lodge	62.95	54.5%	34.29	61.41	54.1%	33.22	2.5%	40	bps	3.2%
Rodeway	64.51	56.0%	36.09	63.04	55.7%	35.08	2.3%	30	bps	2.9%
MainStay	76.70	68.4%	52.47	76.29	65.2%	49.70	0.5%	320	bps	5.6%
Suburban	51.76	76.0%	39.31	49.96	75.5%	37.72	3.6%	50	bps	4.2%
Cambria hotel & suites	137.86	73.8%	101.70	131.73	76.3%	100.46	4.7%	(250)	bps	1.2%
Ascend Hotel Collection	127.96	55.5%	71.05	129.97	58.1%	75.52	(1.5)%	(260)	bps	(5.9)%
Total	$84.02	62.2%	$52.25	$82.64	61.7%	$51.00	1.7%	50	bps	2.5%
The number of domestic rooms on-line increased by 2.1% to 413,015 rooms as of December 31, 2017 from 404,498 as of December 31, 2016. The total number of domestic hotels on-line increased by 2.6% to 5,501 as of December 31, 2017, from 5,362 as of December 31, 2016. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands. A summary of the domestic hotels and available rooms at December 31, 2017 and 2016 by brand is as follows:

	December 31, 2017		December 31, 2016		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,083	84,626	1,113	86,310	(30)	(2.7)%	(1,684)	(2.0)%
Comfort Suites	567	44,029	565	43,610	2	0.4%	419	1.0%
Sleep	384	27,410	379	27,097	5	1.3%	313	1.2%
Quality	1,542	120,227	1,447	114,582	95	6.6%	5,645	4.9%
Clarion	166	22,138	167	22,941	(1)	(0.6)%	(803)	(3.5)%
Econo Lodge	840	51,233	857	52,791	(17)	(2.0)%	(1,558)	(3.0)%
Rodeway	600	34,488	565	32,515	35	6.2%	1,973	6.1%
MainStay	60	4,249	56	4,108	4	7.1%	141	3.4%
Suburban	61	6,698	59	6,561	2	3.4%	137	2.1%
Cambria hotel & suites	36	4,917	27	3,503	9	33.3%	1,414	40.4%
Ascend Hotel Collection	162	13,000	127	10,480	35	27.6%	2,520	24.0%
Total Domestic Franchises	5,501	413,015	5,362	404,498	139	2.6%	8,517	2.1%
Domestic hotels open and operating increased by 139 hotels during the year ended December 31, 2017 compared to an increase of 86 domestic hotels open and operating during the year ended December 31, 2016. Gross domestic franchise additions increased from 299 for the year ended December 31, 2016 to 346 for the same period in 2017. New construction hotels represented 47 of the gross domestic additions during year ended December 31, 2017 compared to 45 hotels in the same period of the prior year. New construction hotel openings typically average 18 to 36 months to open after the franchise agreement is executed. The increase in new construction hotel openings reflects the variability in timing of hotel openings from period to period. Gross domestic additions for conversion hotels during the year ended December 31, 2017 increased by 45 from 254 hotels during the year ended December 31, 2016 to 299 hotels as of December 31, 2017. The timing of conversion hotel openings are impacted by various factors including the complexity of the property improvement plans required to be completed prior to opening but typically open with three to four months after the execution of the franchise agreement.
Net domestic franchise terminations decreased from 213 for the year ended December 31, 2016 to 207 for the year ended December 31, 2017.
International royalties increased $1.5 million from $19.9 million in the year ended December 31, 2016 to $21.4 million for the same period in 2017 primarily due to an increase in the number of rooms franchised and improvements in RevPAR and effective royalty rates. International rooms increased by 934 rooms to 112,558 as of December 31, 2017 from 111,624 as of December 31, 2016. The total number of international hotels decreased from 1,152 at December 31, 2016 to 1,126 at December 31, 2017. International rooms grew at a faster pace than unit growth due to a focus on new entrants with higher per room counts than currently in the Company's international franchised hotel portfolio and the termination of hotels with lower room counts.
Initial Franchise and Relicensing Fees
Domestic initial franchise fee revenue, included in the initial franchise and relicensing fees caption of the Company's statements of income, generated from executed franchise agreements increased $0.8 million to $12.5 million for 2017 from $11.8 million for 2016. Domestic initial franchise fee revenue increased approximately 7% due primarily to a 9% increase in the number of new executed franchise agreements. Executed franchise agreements increased from 645 franchise agreements, representing 50,336 rooms, executed in 2016 to 704 franchise agreements, representing 53,042 rooms executed as of December 31, 2017.
During 2017, 247 of the executed agreements were for new construction hotel franchises, representing 18,014 rooms, compared to 201 contracts, representing 15,566 rooms for 2016. The increase in new construction franchise agreements primarily reflect the continuing improvement in lodging fundamentals including an increasing RevPAR environment and demand above industry supply which is typically a catalyst for increased construction of new hotels. Conversion hotel franchise executed contracts totaled 457 representing 35,028 rooms for the year ended December 31, 2017 compared to 444 agreements representing 34,770 rooms for the year ended December 31, 2016.
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 7% from 412 during 2016 to 439 for the year ended December 31, 2017. Renewals of expired contracts declined from 42 during the year ended December 31, 2016 to 26 contracts for the year ended December 31, 2017. As a result of the 2% increase in relicensing and renewal contracts and an increase in the average fee per contract, domestic relicensing and renewal revenues increased 15% from $11.6 million in 2016 to $13.3 million for 2017.
As of December 31, 2017, the Company had 853 franchised hotels with 65,764 rooms under construction, awaiting conversion or approved for development in its domestic system compared to 721 hotels and 56,396 rooms at December 31, 2016. The number of new construction franchised hotels in the Company’s domestic pipeline increased 23% to 607 at December 31, 2017 from 492 at December 31, 2016. The growth in the number of new construction hotels in the domestic pipeline reflects the 23%, 16% and 9% increase in new construction franchise agreements executed in 2017, 2016 and 2015, respectively. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 17 units or 7% from December 31, 2016 to 246 hotels at December 31, 2017 primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open within three to four months after the execution of the franchise agreement. The Company had an additional 70 franchised hotels with 7,153 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2017 compared to 54 hotels and 6,151 rooms at December 31, 2016. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $3.4 million or 11% from $31.2 million for the year ended December 31, 2016 to $34.7 million for the year ended December 31, 2017. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Income: Revenue increased $10.8 million from the year ended December 31, 2016 to $34.0 million for the year ended December 31, 2017. The increase in other income is primarily due to a $2.0 million increase in revenues related to the Company's non-hotel franchising divisions, $6.3 million related to the sale of chip-enabled credit card readers to our franchisees, as well as a $2.5 million increase in non-compliance and termination awards.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $163.4 million for 2017, an increase of $14.6 million from the 2016 total of $148.7 million.
SG&A expenses for the years end December 31, 2017 and 2016 include approximately $16.1 million and $28.1 million, respectively, related to the Company's SkyTouch and vacation rental divisions, and expenses related to the operations of an office building leased to a third party. The decline in SG&A expenses related to non-hotel franchising activities resulted primarily from lower SkyTouch related costs. In addition, the Company recorded a $1.2 million impairment of a below market lease acquisition costs associated with the office building that reduced 2017 SG&A costs. The decline in SkyTouch related SG&A was primarily due to the completion of a multi-year product development plan in 2016.
SG&A expenses for the year ended December 31, 2017 also include $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan. During the year ended December 31, 2016, the Company incurred $2.2 million of executive termination benefits related to the departure of its chief financial officer. In addition, the Company incurred $4.0 million and $3.3 million of acquisition related transition and transaction costs during the years ended December 31, 2017 and 2016, respectively.
Excluding the SG&A expenses for non-hotel franchising activities and other items noted above, SG&A for the year end December 31, 2017 increased $16.1 million or 14% from $115.1 million in the prior year to $131.2 million in the current year primarily due to $4.5 million of increased costs related to the distribution of chip-enabled card readers to our franchisees, a $1.7 million increase in expenses related to the fluctuation of the fair market value in the Company's non-qualified deferred compensation plans, and $4.4 million increase in variable sales compensation related to increased franchise sales and openings as well as increased costs related to franchise support.
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
Total marketing and reservation system revenues increased 8% or $41.4 million from $525.7 million for the year ended December 31, 2016 to $567.1 million for the year ended December 31, 2017. Marketing and reservation system revenues for the year ended December 31, 2016 were impacted by the recognition of $30.7 million of previously deferred revenues. The recognition of deferred revenues during the prior year period was primarily due to a change in the expiration policy for the Choice Privileges membership program. Excluding the impact of the recognition of these deferred revenues, marketing and reservation system revenues increased approximately $72.1 million. Revenue growth for the year ended December 31, 2017 primarily reflect new reservation delivery programs as well as improved revenues from the Choice Privileges loyalty program resulting from the growth in the program membership, increases in average daily rates, as well as a reduction in the actuarial estimate of points earned by members that will ultimately be redeemed.
At December 31, 2017, cumulative marketing and reservation system fees billed exceeded expenses by $4.9 million with the excess reflected as other long-term liability in the accompanying consolidated balance sheets. At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million, with the excess reflected as a long-term asset in the accompanying consolidated balance sheets.
Gain (Loss) on Sale of Assets, Net: The Company purchases real estate as part of a program to incent franchise development in strategic markets or to pursue hotel development through joint ventures. For the year ended December 31,

2017 and 2016, the Company recorded a net loss of $32 thousand and a gain of $0.4 million, respectively, pursuant to this program.
Interest Income: Interest income increased $2.4 million from $3.5 million for the year ended December 31, 2016, to $5.9 million in the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company's program to incent development of its Cambria hotel & suites brand in new markets. See Note 3 to the Company's consolidated financial statements for additional information.
Other Gains: Other gains increased from a gain of $1.5 million for the year ended December 31, 2016, to a gain of $3.2 million. The increase is primarily due to a $1.7 million increase in gains resulting from the fluctuation in the fair value of the investments held in the Company's non-qualified employee benefit plans.
Equity in Net Income (Loss) of Affiliates: The Company recorded net losses of $4.5 million from its unconsolidated joint ventures during the year ended December 31, 2017 compared to net income of $0.5 million for the year ended December 31, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the results from operations during the ramp-up period for several recently opened hotels owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotel and suites in strategic markets.
Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Some of these changes are effective in 2017, including, but not limited to (1) requiring a mandatory one-time transition tax (the “Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (2) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017. In addition, effective January 1, 2018, the U.S. federal corporate income tax rate is reduced from 35% to 21%.
The Company's effective income tax rates were 48.7% and 30.3%, for the years ended December 31, 2017 and 2016, respectively. The effective income tax rate for the year ended December 31, 2017 was higher than the United States federal statutory rate of 35% primarily due to the Transition Tax of $35.3 million and the $4.7 million impairment of our net domestic deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate to 21% effective January 1, 2018. The increase from these items was partially offset by the recurring impact of foreign operations and windfall tax benefits related to share-based compensation. The effective income tax rate for the year ended December 31, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the recurring impact of foreign operations and windfall tax benefits related to share-based compensation, partially offset by state income taxes.

Operations Review
Comparison of 2016 and 2015 Operating Results

Summarized financial results for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
REVENUES:
Royalty fees	$320,547	$301,508
Initial franchise and relicensing fees	23,953	24,680
Procurement services	31,226	27,071
Marketing and reservation system	525,716	488,763
Other	23,199	17,856
Total revenues	924,641	859,878
OPERATING EXPENSES:
Selling, general and administrative	148,728	134,254
Depreciation and amortization	11,705	11,542
Marketing and reservation system	525,716	488,763
Total operating expenses	686,149	634,559
Gain on sale of assets, net	403	—
Operating income	238,895	225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	44,446	42,833
Interest income	(3,535)	(1,580)
Other gains	(1,504)	(820)
Equity in net (income) loss of affiliates	(492)	901
Total other income and expenses, net	38,915	41,334
Income before income taxes	199,980	183,985
Income taxes	60,609	55,956
Net income	$139,371	$128,029
Results of Operations
The Company recorded income before income taxes of $200.0 million for the year ended December 31, 2016, a $16.0 million or 9% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $13.6 million increase in operating income, a $2.0 million increase in interest income, an increase of $0.7 million in other gains, a $1.4 million increase in equity in net (income) loss of affiliates, partially offset by an increase in interest expense of $1.6 million.
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
Relicensing fees include fees charged to the new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew expiring franchise contracts. Domestic relicensing contracts increased 10% from 374 during 2015 to 412 for the year ended December 31, 2016. Renewals of expired contracts increased 24% from 34 for the year ended December 31, 2015 to 42 during the year ended December 31, 2016. As a result of the 11% increase in relicensing and renewal contracts, domestic relicensing and renewal revenues increased 12% from $10.4 million in 2015 to $11.6 million for 2016.
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
SG&A expenses for the year end December 31, 2016 and 2015 include approximately $28.1 million and $24.1 million, respectively related to the Company's SkyTouch division and vacation rental divisions, and expenses related to the operations of an office building leased to third parties. Excluding the SG&A expenses for non-hotel franchising activities, SG&A for the year end December 31, 2016 increased $10.5 million or 9.5% from $110.1 million in 2015 to $120.6 million in 2016 primarily due to a $4.5 million increase in employee termination benefits, a $2.3 million increase in expenses related to the fluctuation of the fair market value in the Company's non-qualified deferred compensation plans, as well as increased costs related to franchise support. SG&A expenses for the Company's non-hotel franchising activities increased $4 million in 2016, primarily due to the August 2015 acquisition of a company that provides software as a service solutions for vacation rental management companies, as well as increased spending on other vacation rental initiatives.
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
Total marketing and reservation system revenues increased 8% or $37.0 million from $488.8 million for the year ended December 31, 2015 to $525.7 million for the year ended December 31, 2016. Marketing and reservation system revenues reflect recognition of $30.7 million of previously deferred revenues in 2016 compared to $13.6 million in 2015. The increase in the recognition of these revenues was primarily due to a change in the Company's expiration policy for the Choice Privileges membership program. In addition, revenues increased due to improved system fees resulting from RevPAR increases and increasing revenues from the Choice Privileges loyalty program resulting from the growth in program membership and increases in the average daily rate.
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
Interest Income: Interest income increased $1.9 million from $1.6 million for the year ended December 31, 2015, to $3.5 million for the year ended December 31, 2016. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company's program to incent development of its Cambria hotel & suites brand in new markets. See Note 3 to the Company's consolidated financial statements for additional information.

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
Income Taxes: The Company's effective income tax rates for continuing operations were 30.3% and 30.4%, for the years ended December 31, 2016 and 2015, respectively. The effective income tax rates for the years ended December 31, 2016 and 2015 were lower than the United States federal statutory rate of 35% primarily due to the recurring impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the year ended December 31, 2016 was further reduced by the adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2016, which requires that excess tax benefits and deficiencies from share-based compensation be recorded as tax expense or benefit in the income statement. The adoption resulted in a $3.4 million tax benefit for the year ended December 31, 2016. Additionally, the effective income tax rate for the year ended December 31, 2015 was reduced by the settlement of unrecognized tax positions.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $257.4 million for the year ended December 31, 2017 compared to $152.0 million for the same period of 2016, an increase of $105.3 million. The increase in cash flows from operating activities primarily reflects the $33.4 million improvement in operating income, excluding non-cash stock compensation and other charges, a $26.5 million decline in cash income tax payments, improved cash flows from marketing and reservation activities and the timing of working capital items. These items were partially offset by a $13.2 million increase in net disbursements of forgivable notes receivable provided to franchisees.
In conjunction with brand and development programs, the Company provides financing to franchisees for property improvements and other purposes in the form of forgivable notes receivable. If the franchisee remains in the system in good standing over the term of the promissory note, the Company forgives the outstanding principal balance and related interest. Since these forgivable notes are predominantly forgiven ratably over the term of the promissory note rather than repaid, the Company classifies the related issuance and collections of these notes as operating activities. During the years ended December 31, 2017, 2016 and 2015, the Company's net advances for these purposes totaled $30.6 million, $17.4 million, and $23.1 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2017, the Company had commitments to extend an additional $240.0 million for these purposes provided certain conditions are met by its franchisees, of which $87.1 million is expected to be advanced in the next twelve months.
Investing Activities
Cash utilized in investing activities totaled $90.1 million, $98.5 million, and $99.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash utilized for investing activities from 2016 to 2017 primarily reflects the following items:
During the years ended December 31, 2017, 2016 and 2015, capital expenditures in property and equipment totaled $23.4 million, $25.2 million, and $27.8 million, respectively. The decrease in capital expenditures primarily reflects decreased spending on upgrades of our central reservation system, yield management system, and purchases of technology hardware.
During the years ended December 31, 2017, 2016 and 2015, capital expenditures in intangible assets totaled $2.5 million, $2.6 million, and $0.7 million, respectively. The increase in capital expenditures in intangible assets in 2017 and 2016 primarily reflects the capitalization of qualified Software as a Service ("SaaS") contracts as a result of adopting Accounting Standards Update 2015-05, Intangibles - Goodwill and Other - Internal Use Software, which the Company adopted on January 1, 2016.
During the year ended December 31, 2017, the Company realized proceeds of $1.0 million from the sale of a parcel of land that will be developed into a Cambria hotel & suites. During the year ended December 31, 2016, the Company realized proceeds of $11.5 million from the sale of three parcels of land and an interest in an unconsolidated joint venture that will be developed into a Cambria hotel & suites. During the year ended December 31, 2015, the Company realized proceeds from the sale of assets totaling $6.3 million related to the sale of a parcel of land and an interest in an unconsolidated joint venture that developed and operated a Cambria hotel & suites.
There were no real estate acquisitions during the year ended December 31, 2017. During the year ended December 31, 2016, the Company completed four acquisitions of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $29.0 million consisting of $28.7 million cash with an additional $0.3 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which were expensed in the period. During the year ended December 31, 2015, the Company completed two acquisition of real estate as part of its program to incent franchise development in strategic markets for certain brands. The aggregate purchase price for these acquisitions was $9.2 million.
In August 2015, the Company completed the acquisition of a company that provides software as a service solutions ("Saas") for vacation rental management companies. The total consideration was $23.6 million, which consisted of cash paid, net of cash acquired, of $13.3 million, deferred purchase price payable of $6.8 million, and liabilities assumed totaling $3.5 million. The deferred purchase price is payable over 5 years and is contingent on achievement of certain targets and continued employment. During the year ended December 31, 2016, the Company paid $1.3 million of this deferred purchase price. There were no business acquisition related payments made in 2017.
During the year ended December 31, 2017, 2016 and 2015, the Company invested $50.6 million, $34.7 million, and $23.7 million in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $4.6 million, $3.7 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company's investment in these joint ventures primarily pertain to ventures that either support the Company's efforts to increase business delivery to its franchisees or promote growth of our emerging brands. At December 31, 2017, the Company had a commitment to extend an additional $14.7 million for these purposes within the next twelve months provided certain conditions are met.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of mezzanine and other notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2017, 2016 and 2015, the Company advanced $19.7 million, $32.6 million, and $36.9 million for these purposes, respectively. In addition, the Company collected $0.7 million, $11.1 million, and $4.8 million of these advances during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had commitments to extend an additional $3.8 million for these purposes within the next twelve months provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria hotel & suites brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2017, the Company had approximately $251.4 million outstanding pursuant to these financial support activities.
On December 18, 2017, the Company announced that it had reached a definitive agreement to acquire the brand and franchise business of WoodSpring Suites for approximately $231 million. The acquisition closed on February 1, 2018 and added nearly 240 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash and borrowings under the Company's revolving credit facility.
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
At December 31, 2017, the Company maintained a total leverage ratio of 2.24x and a consolidated fixed charge coverage ratio of 7.67x and was in compliance with all covenants under the credit agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2017.

Transfer of Interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore, the outstanding notes receivable was not derecognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term Liabilities.  In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At December 31, 2017, Other Long-Term Liabilities includes $24.2 million pursuant to this transaction.
Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2017, 2016 and 2015, the Company paid cash dividends at a quarterly rate of $0.215, $0.205, $0.195, respectively, per share.
During the year ended December 31, 2017, 2016 and 2015, the Company paid regular quarterly cash dividends totaling $48.7 million, $46.2 million, and $45.2 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2018 are estimated to be approximately $48.7 million.
Share Repurchases
During the year ended December 31, 2017, the Company repurchased 3,100 shares of its common stock under the repurchase program at a total cost of 0.2 million. Through December 31, 2017, the Company repurchased 48.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.3 billion. As of December 31, 2017, the Company had 4.0 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
Approximately $222.1 million of the Company's cash and cash equivalents at December 31, 2017 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. In accordance with the provisions of the recently enacted Tax Act, the Company recorded a mandatory one-time transition tax of approximately $35.3 million on certain unrepatriated earnings of foreign subsidiaries during the year ended December 31, 2017. The transition tax will be payable over eight years. The Company expects to repatriate approximately $200 million of its foreign cash in the first quarter of 2018.
The following table summarizes our contractual obligations as of December 31, 2017:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$901.4	$42.1	$339.6	$516.0	$3.7
Purchase obligations (2)	261.0	107.6	134.8	13.6	5.0
Operating lease obligations	55.3	12.6	21.7	17.7	3.3
Other long-term liabilities (3)	54.1	—	30.4	5.0	18.7
Total contractual obligations	$1,271.8	$162.3	$526.5	$552.3	$30.7
____________________________

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2017 for our variable interest rate debt.

(2)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(3)	Other long-term liabilities primarily consist of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $2.9 million at December 31, 2017. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. See Note 17 to our consolidated financial statements for a discussion on income taxes.

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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at December 31, 2017 and 2016.
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

The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $22.6 million at December 31, 2017, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2017, the Company had $70.0 million of variable interest rate debt instruments outstanding at an effective rate of 2.84%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2017 levels would increase or decrease annual interest expense by $0.2 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia
March 1, 2018

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$345,302	$320,547	$301,508
Initial franchise and relicensing fees	26,262	23,953	24,680
Procurement services	34,661	31,226	27,071
Marketing and reservation system	567,083	525,716	488,763
Other	34,048	23,199	17,856
Total revenues	1,007,356	924,641	859,878
OPERATING EXPENSES:
Selling, general and administrative	163,377	148,728	134,254
Depreciation and amortization	12,431	11,705	11,542
Marketing and reservation system	567,083	525,716	488,763
Total operating expenses	742,891	686,149	634,559
Gain (loss) on sale of assets, net	(32)	403	—
Operating income	264,433	238,895	225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	45,039	44,446	42,833
Interest income	(5,920)	(3,535)	(1,580)
Other gains	(3,229)	(1,504)	(820)
Equity in net (income) loss of affiliates	4,546	(492)	901
Total other income and expenses, net	40,436	38,915	41,334
Income before income taxes	223,997	199,980	183,985
Income taxes	109,104	60,609	55,956
Net income	$114,893	$139,371	$128,029

Basic earnings per share:	$2.03	$2.48	$2.24
Diluted earnings per share:	$2.02	$2.46	$2.22

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$114,893	$139,371	$128,029
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	862	862
Foreign currency translation adjustment	2,961	(606)	(2,669)
Other comprehensive income (loss), net of tax	3,823	256	(1,807)
Comprehensive income	$118,716	$139,627	$126,222

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$235,336	$202,463
Receivables (net of allowance for doubtful accounts of $12,221 and $8,557, respectively)	125,452	107,336
Income taxes receivable	—	316
Notes receivable, net of allowances	13,904	7,873
Other current assets	28,241	26,885
Total current assets	402,933	344,873
Property and equipment, at cost, net	83,374	84,061
Goodwill	80,757	78,905
Intangible assets, net	14,672	15,738
Notes receivable, net of allowances	147,993	110,608
Investments, employee benefit plans, at fair value	20,838	16,975
Investments in unconsolidated entities	134,226	94,839
Deferred income taxes	13,335	52,812
Other assets	29,479	53,657
Total assets	$927,607	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$63,540	$48,071
Accrued expenses and other current liabilities	85,838	80,388
Deferred revenue	141,111	133,218
Current portion of long-term debt	1,232	1,195
Income taxes payable	2,776	796
Total current liabilities	294,497	263,668
Long-term debt	725,292	839,409
Deferred compensation and retirement plan obligations	25,566	21,595
Income taxes payable	29,041	—
Deferred income taxes	39	292
Other liabilities	65,274	38,853
Total liabilities	1,139,709	1,163,817
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2017 and 2016 and 56,679,968 and 56,299,949 shares outstanding at December 31, 2017 and 2016, respectively	951	951
Additional paid-in-capital	182,448	159,045
Accumulated other comprehensive loss	(4,699)	(8,522)
Treasury stock (38,385,670 and 38,765,689 shares at December 31, 2017 and 2016, respectively), at cost	(1,064,573)	(1,070,383)
Retained earnings	673,771	607,560
Total shareholders’ deficit	(212,102)	(311,349)
Total liabilities and shareholders’ deficit	$927,607	$852,468

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,893	$139,371	$128,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,431	11,705	11,542
Gain (loss) on disposal of assets	52	(346)	(1,521)
Provision for bad debts, net	3,440	2,151	1,704
Non-cash stock compensation and other charges	23,340	15,458	11,805
Non-cash interest and other (income) loss	(772)	1,059	3,229
Deferred income taxes	39,320	(10,542)	615
Equity in net losses from unconsolidated joint ventures, less distributions received	6,579	1,025	3,279
Changes in assets and liabilities, net of acquisition:
Receivables	(23,126)	(21,919)	401
Advances to/from marketing and reservation activities, net	51,722	(21,449)	11,074
Forgivable notes receivable, net	(30,638)	(17,410)	(23,066)
Accounts payable	12,455	(13,689)	6,493
Accrued expenses and other current liabilities	7,176	5,225	5,166
Income taxes payable/receivable	31,383	5,775	808
Deferred revenue	7,797	61,646	5,251
Other assets	1,521	(8,703)	(5,792)
Other liabilities	(199)	2,678	6,062
Net cash provided by operating activities	257,374	152,035	165,079
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(23,437)	(25,191)	(27,765)
Investment in intangible assets	(2,517)	(2,580)	(733)
Proceeds from sale of assets	1,000	11,462	6,347
Acquisitions of real estate	—	(28,583)	(9,200)
Business acquisition, net of cash acquired	—	(1,341)	(13,269)
Contributions to equity method investments	(50,554)	(34,661)	(23,737)
Distributions from equity method investments	4,569	3,700	518
Purchases of investments, employee benefit plans	(2,447)	(1,661)	(3,220)
Proceeds from sales of investments, employee benefit plans	2,245	1,911	3,170
Issuance of mezzanine and other notes receivable	(19,738)	(32,604)	(36,884)
Collections of mezzanine and other notes receivable	655	11,070	4,849
Other items, net	109	11	114
Net cash used in investing activities	(90,115)	(98,467)	(99,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	176
Net borrowings (repayments) pursuant to revolving credit facilities	(115,003)	25,795	158,867
Principal payments on long-term debt	(660)	(988)	(130,501)
Proceeds from other debt agreements	—	550	—
Debt issuance costs	—	(284)	(2,169)
Purchase of treasury stock	(9,807)	(35,926)	(72,873)
Dividends paid	(48,651)	(46,182)	(45,214)
Proceeds from transfer of interest in notes receivable	24,237	—	—
Proceeds from exercise of stock options	14,107	12,951	7,056
Net cash used in financing activities	(135,777)	(44,084)	(84,658)
Net change in cash and cash equivalents	31,482	9,484	(19,389)
Effect of foreign exchange rate changes on cash and cash equivalents	1,391	(462)	(2,049)
Cash and cash equivalents at beginning of period	202,463	193,441	214,879
Cash and cash equivalents at end of period	$235,336	$202,463	$193,441
Supplemental disclosure of cash flow information:
Cash payments during the year for:

Income taxes, net of refunds	$39,181	$65,683	$54,990
Interest, net of capitalized interest	$42,405	$41,992	$40,056
Non-cash investing and financing activities:
Dividends declared but not paid	$12,185	$12,112	$11,548
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$1,099	$3,648	$3,717
Sale of investment in unconsolidated joint venture	$—	$2,350	$—
Seller-financing to purchaser	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding		Common Stock - Par Value		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Retained Earnings		Total
Balance as of December 31, 2014	57,337,720		$573		$127,661	$(6,971)		$(982,463)	$432,399		$(428,801)
Net income	—		—		—	—	—	—	128,029		128,029
Other comprehensive income	—		—		—	(1,807)	—	—	—		(1,807)
Share based payment activity	443,040		—		22,110	—		1,777	—		23,887
Dividends declared	—		—		—	—	—	—	(45,531)		(45,531)
Treasury purchases	(1,444,194)		—		—	—		(72,873)	—		(72,873)
Other	—		378		124	—		695	—		1,197
Balance as of December 31, 2015	56,336,566		951		149,895	(8,778)		(1,052,864)	514,897		(395,899)
Net income	—	—	—	—	—	—	—	—	139,371	—	139,371
Other comprehensive income	—		—	—	—	256		—	—	—	256
Share based payment activity	732,735		—		9,150	—		18,407	—		27,557
Dividends declared	—		—	—	—	—		—	(46,708)	—	(46,708)
Treasury purchases	(769,352)		—	—	—	—		(35,926)	—	—	(35,926)
Balance as of December 31, 2016	56,299,949		951	—	159,045	(8,522)	—	(1,070,383)	607,560		(311,349)
Net income	—	—	—	—	—	—	—	—	114,893	—	114,893
Other comprehensive income	—		—	—	—	3,823		—	—	—	3,823
Share based payment activity	538,069		—		23,403	—		15,617	—		39,020
Dividends declared	—		—	—	—	—		—	(48,682)	—	(48,682)
Treasury purchases	(158,050)		—	—	—	—		(9,807)	—	—	(9,807)
Balance as of December 31, 2017	56,679,968		$951	—	$182,448	$(4,699)	—	$(1,064,573)	$673,771		$(212,102)

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

Marketing and Reservation System Revenues and Expenses
The Company’s franchise agreements require the payment of certain marketing and reservation system fees, which are used exclusively by the Company for expenses associated with providing franchise services such as national marketing, operating a guest loyalty program, media advertising, central reservation systems and technology services. The Company is contractually obligated to expend the marketing and reservation system revenue it collects from franchisees in accordance with the franchise agreements; as such, no income or loss to the Company is generated. In accordance with the franchise agreements, the Company includes in marketing and reservation system expenses an allocation of costs for certain activities, such as human resources, facilities, legal, and accounting required to carry out marketing and reservation activities.
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
The Company evaluates the recoverability of marketing and reservation costs incurred in excess of cumulative marketing and reservation system revenues, if any, earned on a periodic basis. The Company will record a reserve when, based on current information and events, it is probable that it will be unable to collect all amounts advanced for marketing and reservation activities according to the contractual terms of the franchise agreements. These advances are considered to be unrecoverable if the expected net, undiscounted cash flows from marketing and reservation activities are less than the carrying amount of the asset. The Company believes that any credit risk associated with cumulative cost advances for marketing and reservation system activities is mitigated due to the contractual right to recover these amounts from a large geographically dispersed group of franchisees.
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
Accounts Receivable and Credit Risk
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance considering historical write-off experience and a review of aged receivable balances. However, the Company considers its credit risk associated with trade receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $114.1 million, $102.7 million, and $116.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses on the accompanying consolidated statements of income.
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
Valuation of Intangibles and Long-Lived Assets
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, whenever an event or other circumstances indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. The Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2017, 2016 and 2015. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives on an annual basis, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a two-step impairment test is performed for goodwill. For indefinite-lived intangibles, the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forgo the qualitative assessment and move directly to the two-step impairment test for goodwill and the the fair value determination for indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods. The Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2017, 2016 and 2015.
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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction (gains) losses for the years ended December 31, 2017, 2016 and 2015 were $(3) thousand, $0.8 million, and $0.5 million, respectively.
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
At December 31, 2017 and 2016, there were no outstanding derivative positions.
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
Recently Adopted Accounting Guidance

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU No. 2016-17"). ASU No. 2016-17 alters the primary beneficiary assessment a reporting entity must perform as part of consolidation analysis to determine whether it should consolidate certain types of legal entities. Under legacy GAAP, indirect interests held through related parties under common control were to be considered in their entirety by the reporting entity in performing the primary beneficiary assessment. ASU No. 2016-17 revises the guidance such that indirect interests held through related parties under common control are considered on a proportionate basis in performing the primary beneficiary assessment. The Company adopted this ASU on January 1, 2017, and it did not have an impact on the Company's consolidated financial statements.

2.	Other Current Assets
Other current assets consist of the following at:

	December 31, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$16,479	$22,210
Other current assets	4,762	4,675
Land held for sale	7,000	—
Total	$28,241	$26,885

Land held for sale represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Company's brands. During the year ended December 31, 2017 , the Company reclassified a parcel of land with a book value of $7.0 million to Land Held for Sale.

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
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all mezzanine and other notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators, it is the Company’s policy to write off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
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
The Company determined that approximately $1.8 million and $1.9 million of its mezzanine and other notes receivable were impaired at December 31, 2017 and 2016, respectively. The Company recorded an allowance for credit losses on these impaired loans of $1.6 million for both the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, the average mezzanine and other notes receivable on non-accrual status was approximately $1.8 million and $1.4 million, respectively. The Company recognized approximately $44 thousand and $43 thousand of interest income on impaired loans during the years ended December 31, 2017 and 2016, respectively, on the cash basis. The Company provided loan reserves on non-impaired loans totaling $0.5 million and $0.8 million at December 31, 2017 and 2016, respectively.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due		Current	Total Mezzanine and Other Notes Receivables
As of December 31, 2017	(in thousands)
Senior	$—	$—	$—		$73,186	$73,186
Subordinated	—	—	—	0	18,647	18,647
Unsecured	—	—	—		3,182	3,182
	$—	$—	$—		$95,015	$95,015
As of December 31, 2016
Senior	$—	$—	$—		$61,482	$61,482
Subordinated	—	—	—	0	9,336	9,336
Unsecured	—	—	—		3,618	3,618
	$—	$—	$—		$74,436	$74,436
Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $35.2 million and $33.5 million at December 31, 2017 and 2016, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $2.1 million and $2.0 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.1 million and $0.2 million, respectively, at December 31, 2017 and 2016. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Transfer of interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore the outstanding note receivable was not derecognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term Liabilities.  In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At December 31, 2017, Other Long-Term Liabilities includes $24.2 million pursuant to this transaction.

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
As of December 31, 2017 and 2016, the unamortized balance of these notes totaled $76.1 million and $51.5 million, respectively. The Company recorded an allowance for credit losses on these forgivable unsecured notes receivable of $7.1 million and $5.0 million at December 31, 2017 and 2016, respectively. Amortization expense included in the accompanying consolidated statements of income related to the notes was $10.0 million, $9.0 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of December 31, 2017
Forgivable Notes	$6	$1,609	$1,615	$74,470	$76,085
	$6	$1,609	$1,615	$74,470	$76,085

As of December 31, 2016
Forgivable Notes	$116	$1,349	$1,465	$50,010	$51,475
	$116	$1,349	$1,465	$50,010	$51,475

A summary of the Company's notes receivable and related allowances are as follows:

	December 31, 2017			December 31, 2016
	(in thousands)
Credit Quality Indicator	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Total
Senior	$—	$73,186	$73,186	$—	$61,482	$61,482
Subordinated	—	18,647	18,647	—	9,336	9,336
Unsecured	76,085	3,182	79,267	51,475	3,618	55,093
Total notes receivable	76,085	95,015	171,100	51,475	74,436	125,911
Allowance for losses on non-impaired loans	7,066	1,647	8,713	5,013	1,647	6,660
Allowance for losses on receivables specifically evaluated for impairment	—	490	490	—	770	770
Total loan reserves	7,066	2,137	9,203	5,013	2,417	7,430
Net carrying value	$69,019	$92,878	$161,897	$46,462	$72,019	$118,481
Current portion, net	$648	$13,256	$13,904	$333	$7,540	$7,873
Long-term portion, net	68,371	79,622	147,993	46,129	64,479	110,608
Total	$69,019	$92,878	$161,897	$46,462	$72,019	$118,481

The Company classifies notes receivable due within one year as current assets.

The following table summarizes the activity related to the Company’s Forgivable Notes Receivable and Mezzanine & Other Notes Receivable allowance for losses for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017		Year ended December 31, 2016
	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable	Forgivable Notes Receivable	Mezzanine & Other Notes Receivable
	(in thousands)
Beginning balance	$5,013	$2,417	$4,615	$2,150
Provisions	2,910	—	1,458	861
Recoveries	(202)	—	(96)	(164)
Write-offs	(933)	(280)	(666)	(430)
Other(1)	278	—	(298)	—
Ending balance	$7,066	$2,137	$5,013	$2,417
(1) Consists of default rate assumption changes and changes in foreign exchange rates

4.	Property and Equipment
The components of property and equipment are:

	December 31,
	2017	2016
	(in thousands)
Land and land improvements	$3,107	$3,107
Facilities in progress and software under development	13,243	19,825
Computer equipment and software	159,786	132,610
Buildings and leasehold improvements	37,764	37,232
Furniture, fixtures and equipment	18,002	16,919
Assets under capital lease	4,827	4,827
	236,729	214,520
Less: Accumulated depreciation and amortization	(153,355)	(130,459)
Property and equipment, at cost, net	$83,374	$84,061
As facilities in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Interest capitalized as a cost of property and equipment totaled $0.4 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.
Unamortized capitalized software development costs at December 31, 2017 and 2016 totaled $40.7 million and $37.8 million, respectively. Amortization of software development costs for the years ended December 31, 2017, 2016 and 2015 totaled $11.7 million, $11.8 million, and $9.6 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2-7 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	3-8 years
Assets under capital leases	3-8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $5.6 million and $4.3 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2017 and 2016 totaled $4.5 million and $3.8 million, respectively.

5.Goodwill
The following table details the carrying amount of our goodwill at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Goodwill	$80,949	$79,097
Accumulated impairment losses	(192)	(192)
Net carrying amount	$80,757	$78,905

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	December 31, 2016	Acquisitions	Foreign Exchange	Impairment	December 31, 2017
Franchising	$65,813	$—	$—	$—	$65,813
Other	13,092	—	1,852	—	14,944
	$78,905	$—	$1,852	$—	$80,757

	December 31, 2015	Acquisitions	Foreign Exchange	Impairment	December 31, 2016
Franchising	$65,813	$—	$—	$—	$65,813
Other	13,514	—	(422)	—	13,092
	$79,327	$—	$(422)	$—	$78,905

6.	Intangible assets
The components of franchising rights and other intangible assets at December 31, 2017 and 2016 are as follows:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Unamortized Intangible Assets
Trademarks (1)	$1,014	$—	$1,014	$1,014	$—	$1,014
Amortized Intangible Assets
Capitalized SaaS Licenses(2)	5,468	1,529	3,939	5,007	313	4,694
Franchise Rights (3)	75,728	75,658	70	81,062	80,829	233
Trademarks (4)	13,328	9,923	3,405	12,672	9,261	3,411
Contract Acquisition Costs (5)	5,643	1,306	4,337	4,943	670	4,273
Acquired Lease Rights (6)	2,237	330	1,907	2,237	124	2,113
	102,404	88,746	13,658	105,921	91,197	14,724
Total	$103,418	$88,746	$14,672	$106,935	$91,197	$15,738

(1)	Acquisition of the Suburban brand. The tradename is expected to generate future cash flows for an indefinite period of time.

(2)	Software licenses capitalized under a SaaS agreement are amortized over a period of 3 to 5 years.

(3)
Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the Econo Lodge, Suburban and Choice Hotels Australia franchise rights. The franchise rights are being amortized over lives ranging from 5 to 25 years on a straight-line basis.

(4)	Generally amortized on a straight-line basis over a period of 8 to 40 years.

(5)	Customer contracts acquired in a business combination. Amortized on a straight-line basis over a period of 5 to 12 years.

(6)	Acquired lease rights recognized in conjunction with the acquisition of an office building. The costs are being amortized over the 39 month term of the lease in place.
Amortization expense for the years ended December 31, 2017, 2016 and 2015 amounted to $2.7 million, $1.8 million, and $3.0 million, respectively.
The estimated annual amortization expense related to the Company’s amortizable intangible assets for each of the years ending December 31, 2018 through 2022 is as follows:

Year	(in millions)
2018	$3.4
2019	$3.0
2020	$2.1
2021	$1.2
2022	$1.2

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
At December 31, 2017, the Company's cumulative marketing and reservation system revenues exceeded expenses incurred by $4.9 million with the excess reflected as other long-term liability in the accompanying consolidated balance sheet. At December 31, 2016, cumulative marketing and reservation system costs exceeded cumulative marketing and reservation system revenues earned by $18.1 million with the excess reflected as an other long-term asset in the accompanying consolidated balance sheet. Depreciation and amortization expense attributable to marketing and reservation activities for the years ended December 31, 2017, 2016 and 2015 was $24.9 million, $25.0 million, and $23.0 million, respectively. Interest expense attributable to marketing and reservation system activities was $1 thousand, $6 thousand, and $27 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

8. Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $130.2 million and $91.9 million at December 31, 2017 and 2016, respectively, that the Company has determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels and suites in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2017 and 2016, the Company recognized losses totaling $7.1 million and $1.3 million from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees as described in Note 26 "Commitments and Contingencies" of these financial statements.
Equity method investment ownership interests at December 31, 2017 and 2016 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2017	December 31, 2016
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels, LLC	40%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	50%
CS Maple Grove, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC*	16%	16%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC	45%	45%
Choice Hotels Canada, Inc.*	50%	50%
CS 433 Mason LLC	90%	—%
Pine Street Long Beach LLC	50%	—%
SY Valley Vineyard Resorts LLC	50%	—%

*Non-variable interest entity investments

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues	$87,033	$72,393	$44,015
Operating income	12,428	9,878	1,196
Income from continuing operations	6,397	4,603	(2,382)
Net income (loss)	$5,197	$4,598	$(2,382)

	As of December 31,
	2017	2016
	(in thousands)
Current assets	$56,599	$47,294
Non-current assets	491,388	346,550
Total assets	$547,987	$393,844

Current liabilities	$31,191	$22,274
Non-current liabilities	222,156	143,769
Total liabilities	$253,347	$166,043

9. Other Assets
Other assets consist of the following at:

	December 31,
	2017	2016
	(in thousands)
Land and buildings	$19,284	$29,023
Advances to marketing and reservation system activities (see Note 7)	—	18,069
Other assets	10,195	6,565
Total	$29,479	$53,657

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

10.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued compensation and benefits	$37,464	$38,657
Accrued interest	16,539	16,593
Dividends payable	12,185	12,112
Deferred rent and unamortized lease incentives	2,620	2,471
Termination benefits	3,333	4,041
Other liabilities and contingencies	13,697	6,514
Total	$85,838	$80,388

11.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2017	2016
	(in thousands)
Loyalty programs	$127,921	$115,851
Initial, relicensing and franchise fees	8,905	9,352
Procurement services fees	3,939	7,668
Other	346	347
Total	$141,111	$133,218

12.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2017	2016
	(in thousands)
Deferred revenue	$18,335	$15,196
Deferred rent and unamortized lease incentives	9,897	11,620
Marketing and reservation system liability (see Note 7)	4,895	—
Uncertain tax positions	2,903	3,359
Other liabilities	29,244	8,678
Total	$65,274	$38,853
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.	Debt
Debt consists of the following at:

	December 31,
	2017	2016
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.9 million and $4.7 million at December 31, 2017 and December 31, 2016, respectively	$396,057	$395,316
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.8 million and $1.1 million at December 31, 2017 and December 31, 2016, respectively	249,182	248,875
$450 million senior unsecured credit facility with an effective interest rate of 2.84% and 2.23%, less deferred issuance costs of $2.1 million and $2.6 million at December 31, 2017 and December 31, 2016, respectively	67,936	182,359
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.6 million and $0.7 million at December 31, 2017 and December 31, 2016, respectively	8,853	9,432
Economic development loans with an effective interest rate of 3.0% at December 31, 2017 and December 31, 2016, respectively	3,712	3,712
Other notes payable	784	910
Total debt	726,524	840,604
Less current portion	1,232	1,195
Total long-term debt	$725,292	$839,409
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2017 were as follows:

Year Ending	Senior Notes	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2018	$—	$—	$1,232	$1,232
2019	—	—	498	498
2020	249,182	—	7,907	257,089
2021	—	67,936	—	67,936
2022	396,057	—	—	396,057
Thereafter	—	—	3,712	3,712
Total payments	$645,239	$67,936	$13,349	$726,524
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company's domestic subsidiaries.
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

The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable. At December 31, 2017, the Company was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2017, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2017.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $27.3 million and $24.7 million at December 31, 2017 and 2016, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2017, 2016 and 2015 were $3.7 million, $2.1 million, and $(0.2) million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $22.6 million and $19.1 million as of December 31, 2017 and 2016, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2017, the Company expects $1.7 million of the assets held in the trust to be distributed during the year ended December 31, 2018 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2017, 2016 and 2015 of $3.2 million, $1.5 million, and $(0.5) million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2017 and 2016.

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
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets (in thousands)
December 31, 2017
Money market funds, included in cash and cash equivalents	$50,419	$—	$50,419	$—
Mutual funds(1)	20,869	20,869	—	—
Money market funds(1)	1,702	—	1,702	—
	$72,990	$20,869	$52,121	$—
December 31, 2016
Money market funds, included in cash and cash equivalents	$50,085	$—	$50,085	$—
Mutual funds(1)	17,468	17,468	—	—
Money market funds(1)	1,676	—	1,676	—
	$69,229	$17,468	$51,761	$—
____________________________

(1)	Included in Investments, employee benefit plans, at fair value on consolidated balance sheets.
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
The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2017 and 2016, the $250 million senior notes had an approximate fair value of $269.2 million and $273.0 million, respectively. At December 31, 2017 and 2016, the $400 million senior notes had an approximate fair value of $440.1 million and $430.4 million, respectively.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	401(k) Retirement Plan
The Company sponsors a 401(k) retirement plan for all eligible employees. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $5.6 million, $5.3 million, and $4.9 million, respectively, representing matching contributions for plan participants. In accordance with the safe harbor matching provisions of the plan, the Company matches plan participant contributions in cash as bi-weekly deductions are made.

17.	Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
U.S.	$192,505	$168,692	$151,209
Outside the U.S.	31,492	31,288	32,776
Income before income taxes	$223,997	$199,980	$183,985

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax expense
Federal	$63,279	$62,216	$50,794
State	5,183	8,163	5,476
Foreign	2,000	745	592
Deferred tax (benefit) expense
Federal	37,997	(7,723)	(112)
State	900	(2,655)	(737)
Foreign	(255)	(137)	(57)
Income taxes	$109,104	$60,609	$55,956
Net deferred tax assets consisted of:

	December 31,
	2017	2016
	(in thousands)
Property, equipment and intangible assets	$(8,026)	$(9,171)
Accrued compensation	12,472	17,365
Accrued expenses	6,708	43,176
Foreign operations	(775)	(941)
Valuation allowance on foreign deferred tax assets	(158)	(145)
Foreign net operating losses	2,286	2,064
Valuation allowance on foreign net operating losses	(1,392)	(1,270)
Deferred tax asset on unrecognized tax positions	966	1,107
Other	1,215	335
Net deferred tax assets	$13,296	$52,520

Balance sheet presentation:

	December 31,
	2017	2016
	(in thousands)
Non-current net deferred tax assets	$13,335	$52,812
Non-current net deferred tax assets (liabilities)	(39)	(292)
Net deferred tax assets	$13,296	$52,520

As of December 31, 2017, the Company had foreign net operating loss carryforwards of approximately $7.6 million before applying tax rates for the respective jurisdictions, subject to a valuation allowance of $4.2 million. Approximately $2.7 million of our foreign net operating losses may expire between 2020 and 2026. In addition, the Company has recorded a valuation allowance on approximately $0.5 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Some of these changes are effective in 2017, including, but not limited to (1) requiring a mandatory one-time transition tax (the “Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (2) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017. In addition, effective January 1, 2018, the U.S. federal corporate income tax rate is reduced from 35% to 21%.

The statutory United States federal income tax rate reconciles to the effective income tax rates as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8%	1.7%	1.7%
Benefits and taxes related to foreign operations	(4.4)%	(5.2)%	(6.2)%
Windfall tax benefit on share-based compensation	(1.7)%	(1.7)%	—%
Unrecognized tax positions	(0.2)%	0.2%	(0.2)%
Transition Tax imposed on unrepatriated foreign earnings	15.7%	—%	—%
Write-down of net deferred tax assets due to U.S. rate change	2.1%	—%	—%
Other	0.4%	0.3%	0.1%
Effective income tax rates	48.7%	30.3%	30.4%

The Company's effective income tax rates were 48.7%, 30.3%, and 30.4%, for the years ended December 31, 2017, 2016 and 2015, respectively.
The effective income tax rate for the year ended December 31, 2017 was higher than the United States federal statutory rate of 35% primarily due to the Transition Tax of $35.3 million and the $4.7 million impairment of our net domestic deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate to 21% effective January 1, 2018. The increase from these items was partially offset by the recurring impact of foreign operations and windfall tax benefits related to share-based compensation. The effective income tax rate for the year ended December 31, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the recurring impact of foreign operations and windfall tax benefits related to share-based compensation, partially offset by state income taxes.
As of December 31, 2017 and 2016, the Company’s gross unrecognized tax benefits totaled $2.3 million and $2.7 million, respectively. After considering the deferred income tax accounting impact, it is expected that about $1.3 million of the total as of December 31, 2017 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2017	2016	2015
	(in thousands)
Balance, January 1	$2,691	$3,137	$3,395
Changes for tax positions of prior years	(16)	580	116
Increases for tax positions related to the current year	138	181	772
Settlements and lapsing of statutes of limitations	(529)	(1,207)	(1,146)
Balance, December 31	$2,284	$2,691	$3,137
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $2.3 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for tax years 2014, 2015 and 2016 remain subject to examination by the Internal Revenue Service.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2017 and 2016. The Company had $0.6 million and $0.7 million of accrued interest and penalties at December 31, 2017 and 2016, respectively.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Therefore, in accordance with SAB 118, the Company has recorded the provisional amounts described below.

The Transition Tax is a tax on accumulated and undistributed earnings and profits (E&P) of the Company's foreign subsidiaries. To compute the Transition Tax, the Company determined the E&P of these subsidiaries, as well as the amount of non-U.S. income taxes previously paid on such earnings. As of December 31, 2017, E&P was estimated to be $288 million and therefore a provisional Transition Tax expense of $35.3 million was recorded. However, the Company has not yet completed its analysis of these highly complex items. The Company also continues to monitor pertinent guidance by the Internal Revenue Service, U.S. Treasury Department, and U.S. state tax authorities, which may provide the Company with additional information to more precisely compute the amount of the Transition Tax.

Although the Tax Act imposes the mandatory Transition Tax, the Company’s intent is for its foreign earnings to continue to be permanently reinvested in operations outside the United States. The Company plans to utilize these earnings to fund overseas operations and working capital needs as well as facilitate overseas growth including, but not limited to, investment in new hotel contracts and acquisitions intended to further its global growth strategy. However, as a result of the Tax Act, the Company’s foreign subsidiaries will pay a special non-recurring dividend of approximately $200 million to the U.S. parent company in 2018. As the Company continues to evaluate the Tax Act and the impact of its global financial statements, it may modify this assertion in future quarters.

Deferred tax assets and deferred tax liabilities must be valued at the rate at which they are expected to reverse. Beginning January 1, 2018, the Tax Act reduces the corporate tax rate from 35% to 21%. As a result, the Company has recorded a provisional $13.6 million decrease in its deferred tax assets and a $8.9 million decrease in its deferred tax liabilities for the year ended December 31, 2017. While the Company has made reasonable estimates of the impact of the Tax Act, these estimates may be affected by further analyses and guidance related to the Tax Act including, but not limited to, an analysis of the tax basis of foreign subsidiaries, deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The Tax Act permits taxpayers to immediately expense the full cost of qualified property that is acquired and placed into service from September 28, 2017 through December 31, 2022. While the Company has not yet completed all of the analysis and computations relating to 2017 expenditures that qualify for immediate expensing, it has recorded a $0.8 million provisional reduction of income tax expense based on the intent to fully expense all qualified asset purchases.

18.	Share-Based Compensation and Capital Stock
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. During the year ended December 31, 2015, the Company maintained its quarterly dividend rate of $0.195 per share for the first three quarters of 2015. In the fourth quarter of 2015, the Company's board of directors announced an increase in the quarterly dividend rate to $0.205 per share. As a result, annual dividends declared during the year ended December 31, 2015 were $0.79 per share or $45.1 million. During the year ended December 31, 2016, the Company maintained its quarterly dividend rate of $0.205 per share for the first three quarters of 2016. In the fourth quarter of 2016, the Company's board of directors announced an increase in the quarterly dividend rate to $0.215 per share. As a result, annual dividends declared during the year ended December 31, 2016 were $0.83 per share or $46.7 million. During the year ended December 31, 2017, the Company maintained its quarterly dividend rate of $0.215 per share. Annual dividends declared during the year ended December 31, 2017 were $0.86 per share or $48.6 million.
In addition, during the years ended December 31, 2017, 2016 and 2015, the Company paid previously declared but unrecorded dividends totaling $0.1 million, $0.1 million, and $0.5 million, respectively, that were contingent upon the vesting of performance vested restricted units.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of up to 7.6 million shares of the Company’s common stock, of which 0.9 million shares remain available for grant as of December 31, 2017. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.2 million, 0.7 million, and 0.5 million options to certain employees of the Company at a fair value of approximately $2.1 million, $6.9 million, and $6.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	1.76%	1.22%	1.45%
Expected volatility	21.64%	23.76%	23.94%
Expected life of stock option	4.6 years	4.6 years	4.6 years
Dividend yield	1.42%	1.59%	1.23%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$10.81	$9.30	$12.39
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2017 was $53.0 million and $36.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $9.2 million, $12.6 million, and $10.5 million, respectively.
The Company received $14.1 million, $13.0 million, and $7.1 million in proceeds from the exercise of 0.4 million, 0.5 million, and 0.3 million employee stock options during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$24.38 to $29.25	132,222	1.1 years	$27.03	132,222	$27.03
$29.26 to $34.12	—	—	$—	—	$—
$34.13 to $39.00	134,450	2.1 years	$36.76	134,450	$36.76
$39.01 to $43.87	—	—	$—	—	$—
$43.88 to $48.75	467,843	3.1 years	$45.59	371,196	$45.59
$48.76 to $65.00	1,241,811	5.0 years	$56.81	641,632	$57.59
	1,976,326	4.1 years	$50.80	1,279,500	$48.76

Restricted Stock
The following table is a summary of activity related to restricted stock grants for the year ended December 31:

	2017	2016	2015
Restricted shares granted	175,644	204,333	125,510
Weighted average grant date fair value per share	$61.84	$51.53	$61.41
Aggregate grant date fair value ($000)	$10,862	$10,529	$7,707
Restricted shares forfeited	30,375	28,996	19,833
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$12,616	$7,506	$12,311
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 185% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.

The following table is a summary of activity related to PVRSU grants for the years ended December 31:

	2017	2016	2015
Performance vested restricted stock units granted at target	162,523	89,944	71,006
Weighted average grant date fair value per share	$60.63	$47.85	$58.12
Aggregate grant date fair value ($000)	$9,853	$4,304	$4,127
Stock units forfeited	74,734	54,556	6,079
Requisite service period	30 - 36 months	9-43 months	36-43 months
During the years ended December 31, 2017, 2016 and 2015, PVRSUs totaling 39,056, 28,188, and 42,326, respectively, vested at a fair value of $1.8 million, $1.0 million, and $1.5 million. During the years ended December 31, 2017, 2016 and 2015, an additional 9,491, 2,043, and 3,850 PVRSU units were awarded because the Company's performance exceeded the conditions provided in the awards.
Stock units forfeited include the cancellation of 14,754 and 20,013 shares for the years ended December 31, 2017 and 2016, respectively, since the Company did not achieve certain performance conditions contained in stock awards.
A summary of stock-based award activity as of December 31, 2017, 2016 and 2015 and the changes during the years are presented below:

	2017
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,193,502	$48.26		407,812	$50.61	235,980	$47.59
Granted	195,652	$60.70		175,644	$61.84	162,523	$60.63
Performance-Based Leveraging*	—	$—		—	$—	9,491	$45.59
Exercised/Vested	(353,744)	$39.88		(204,205)	$48.61	(39,056)	$46.22
Expired	(10,133)	$56.95		—	$—	—	$—
Forfeited	(48,951)	$54.12		(30,375)	$55.02	(74,734)	$39.59
Outstanding at December 31, 2017	1,976,326	$50.80	4.1 years	348,876	$57.05	294,204	$56.95
Options exercisable at December 31, 2017	1,279,500	$48.76	3.7 years

* PVRSU units outstanding have been increased by 9,491 units due to the Company exceeding the targeted conditions contained in PVRSUs granted in prior periods.

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

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows for the years ended December 31:

(in millions)	2017	2016	2015
Stock options	$9.2	$4.6	$3.4
Restricted stock	9.0	7.5	6.8
Performance vested restricted stock units	6.7	2.5	1.9
Total	$24.9	$14.6	$12.1
Income tax benefits	$9.2	$5.4	$4.5
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2017 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$4.2	2.1 years
Restricted stock	14.0	2.4 years
Performance vested restricted stock units	8.9	2.0 years
Total	$27.1
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2017, the Company repurchased 3,100 shares of its common stock under the repurchase program at a total cost of $0.2 million. During the year ended December 31, 2016, the Company repurchased 0.6 million of its common stock under the repurchase program at a total cost of $30.1 million. During the year ended December 31, 2015, the Company repurchased 1.3 million of its common stock under the repurchase program at a total cost of $66.4 million. Through December 31, 2017, the Company repurchased 48.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.3 billion.
During 2017, the Company redeemed 154,950 shares of common stock at a total cost of $9.6 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2016 and 2015, the Company redeemed 127,036 and 106,405 shares of common stock at a total cost of $5.8 million and $6.4 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.

19.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Foreign currency translation adjustments	$(2,401)	$(5,362)	$(4,756)
Deferred loss on cash flow hedge	(2,298)	(3,160)	(4,022)
Total accumulated other comprehensive loss	$(4,699)	$(8,522)	$(8,778)

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
 The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(3,160)	$(5,362)	$(8,522)	$(4,022)	$(4,756)	$(8,778)
Other comprehensive loss before reclassification	—	2,961	2,961	—	(606)	(606)
Amounts reclassified from accumulated other comprehensive income	862	—	862	862	—	862
Net current period other comprehensive income (loss)	862	2,961	3,823	862	(606)	256
Ending Balance	$(2,298)	$(2,401)	$(4,699)	$(3,160)	$(5,362)	$(8,522)

The amounts reclassified from other accumulated other comprehensive income (loss) during the years ended December 31, 2017 and 2016 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Income(Loss)		Affected Line Item in the Consolidated Statement of Income
	Year ended December 31, 2017	Year ended December 31, 2016
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$862	$862	Interest expense
	—	—	Tax (expense) benefit
	$862	$862	Net of tax

20. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income	$114,893	$139,371	$128,029
Income allocated to participating securities	(794)	(975)	(889)
Net income available to common shareholders	$114,099	$138,396	$127,140
Denominator
Weighted average common shares outstanding -- basic	56,114	55,872	56,814
Basic earnings per share	$2.03	$2.48	$2.24

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$114,893	$139,371	$128,029
Income allocated to participating securities	(791)	(972)	(884)
Net income available to common shareholders	$114,102	$138,399	$127,145
Denominator:
Weighted average common shares outstanding -- basic	56,114	55,872	56,814
Diluted effect of stock options and PVRSUs	412	283	459
Weighted average commons shares outstanding -- diluted	56,526	56,155	57,273
Diluted earnings per share	$2.02	$2.46	$2.22
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
At December 31, 2017, 2016 and 2015, the Company had 2.0 million, 2.2 million, and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the year ended December 31, 2017, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the year ended December 31, 2016 and 2015, the Company excluded 1.2 million, and 0.5 million of anti-dilutive stock option from the diluted earning per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2017, 2016 and 2015, PVRSUs totaling 251,228, 210,258, and 178,536, respectively, were excluded from the computation since the performance conditions had not been met.

21.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the non-cancellable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the non-cancellable lease term. Rental expense under non-cancellable operating leases was approximately $10.9 million, $10.9 million, and $10.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million during each of the years ended December 31, 2017, 2016 and 2015.

Future minimum lease payments are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Minimum lease payments	$12,642	$11,621	$10,112	$8,998	$8,728	$3,339	$55,440
Minimum sublease rentals	(372)	(124)	—	—	—	—	(496)
	$12,270	$11,497	$10,112	$8,998	$8,728	$3,339	$54,944

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

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
REVENUES:
Royalty fees	$323,274	$158,876	$42,128		$(178,976)	$345,302
Initial franchise and relicensing fees	25,856	—	406		—	26,262
Procurement services	34,016	229	604		(188)	34,661
Marketing and reservation system	466,764	462,586	16,787		(379,054)	567,083
Other items, net	24,539	191	10,615		(1,297)	34,048
Total revenues	874,449	621,882	70,540		(559,515)	1,007,356
OPERATING EXPENSES:
Selling, general and administrative	175,285	144,901	23,218		(180,027)	163,377
Marketing and reservation system	497,697	431,087	17,787		(379,488)	567,083
Depreciation and amortization	1,499	7,564	3,368		—	12,431
Total operating expenses	674,481	583,552	44,373		(559,515)	742,891
Gain on sale of assets, net	—	—	(32)		—	(32)
Operating income	199,968	38,330	26,135		—	264,433
OTHER INCOME AND EXPENSES, NET:
Interest expense	44,201	—	838		—	45,039
Equity in earnings of consolidated subsidiaries	(20,449)	(599)	—		21,048	—
Other items, net	(1,621)	3,465	(6,447)		—	(4,603)
Total other income and expenses, net	22,131	2,866	(5,609)		21,048	40,436
Income before income taxes	177,837	35,464	31,744	—	(21,048)	223,997
Income taxes	62,944	10,156	36,004		—	109,104
Net income (loss)	$114,893	$25,308	$(4,260)		$(21,048)	$114,893

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
REVENUES:
Royalty fees	$300,119	$145,946	$42,249		$(167,767)	$320,547
Initial franchise and relicensing fees	23,284	—	669		—	23,953
Procurement services	30,355	—	871		—	31,226
Marketing and reservation system	482,836	431,125	16,232		(404,477)	525,716
Other items, net	15,040	631	8,119		(591)	23,199
Total revenues	851,634	577,702	68,140		(572,835)	924,641
OPERATING EXPENSES:
Selling, general and administrative	163,891	131,517	21,678		(168,358)	148,728
Marketing and reservation system	499,656	414,302	16,235		(404,477)	525,716
Depreciation and amortization	1,838	7,456	2,411		—	11,705
Total operating expenses	665,385	553,275	40,324		(572,835)	686,149
Gain on sale of assets, net	—	453	(50)		—	403
Operating income	186,249	24,880	27,766		—	238,895
OTHER INCOME AND EXPENSES, NET:
Interest expense	43,866	1	579		—	44,446
Equity in earnings of consolidated subsidiaries	(48,073)	641	—		47,432	—
Other items, net	(1,402)	(1,047)	(3,082)		—	(5,531)
Total other income and expenses, net	(5,609)	(405)	(2,503)		47,432	38,915
Income before income taxes	191,858	25,285	30,269	—	(47,432)	199,980
Income taxes	52,487	7,912	210		—	60,609
Net income	$139,371	$17,373	$30,059		$(47,432)	$139,371

Choice Hotels International, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
REVENUES:
Royalty fees	$280,739	$134,944		$46,055		$(160,230)		$301,508
Initial franchise and relicensing fees	23,934	—		746		—		24,680
Procurement services	26,387	—		684		—		27,071
Marketing and reservation system	446,358	454,916		15,827		(428,338)		488,763
Other items, net	13,744	—		4,203		(91)		17,856
Total revenues	791,162	589,860		67,515		(588,659)		859,878
OPERATING EXPENSES:
Selling, general and administrative	154,591	120,800		19,184		(160,321)		134,254
Marketing and reservation system	464,439	437,378		15,284		(428,338)		488,763
Depreciation and amortization	2,405	7,595		1,542		—		11,542
Total operating expenses	621,435	565,773		36,010		(588,659)		634,559
Operating income	169,727	24,087		31,505		—		225,319
OTHER INCOME AND EXPENSES, NET:
Interest expense	42,276	2		555		—		42,833
Equity in earnings of consolidated subsidiaries	(45,155)	373		—		44,782		—
Other items, net	(957)	198		(740)		—		(1,499)
Total other income and expenses, net	(3,836)	573		(185)		44,782		41,334
Income before income taxes	173,563	23,514	—	31,690	—	(44,782)	—	183,985
Income taxes	45,534	10,351		71		—		55,956
Net income	$128,029	$13,163		$31,619		$(44,782)		$128,029

Choice Hotels International, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$114,893	$25,308	$(4,260)	$(21,048)	$114,893
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	—	—	—	862
Foreign currency translation adjustment	2,961	—	2,961	(2,961)	2,961
Other comprehensive income (loss), net of tax	3,823	—	2,961	(2,961)	3,823
Comprehensive income (loss)	$118,716	$25,308	$(1,299)	$(24,009)	$118,716

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

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,671	$38	$222,627	$—	$235,336
Receivables, net	107,470	6,010	12,172	(200)	125,452
Other current assets	12,507	63,491	9,930	(43,783)	42,145
Total current assets	132,648	69,539	244,729	(43,983)	402,933
Property and equipment, at cost, net	47,736	18,114	17,524	—	83,374
Goodwill	65,813	—	14,944	—	80,757
Franchise rights and other identifiable intangibles, net	5,122	2,900	6,650	—	14,672
Notes receivable, net of allowances	22,193	63,290	62,510	—	147,993
Investments, employee benefit plans, at fair value	—	20,838	—	—	20,838
Investments in affiliates	470,950	47,172	—	(518,122)	—
Advances to affiliates	10,517	120,466	—	(130,983)	—
Deferred income taxes	5,319	9,335	—	(1,319)	13,335
Other assets	189	122,155	41,361	—	163,705
Total assets	$760,487	$473,809	$387,718	$(694,407)	$927,607
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$14,222	$45,768	$3,750	$(200)	$63,540
Accrued expenses and other current liabilities	31,081	44,258	10,499	—	85,838
Deferred revenue	12,120	127,485	1,506	—	141,111
Other current liabilities	43,248	—	4,543	(43,783)	4,008
Total current liabilities	100,671	217,511	20,298	(43,983)	294,497
Long-term debt	713,175	3,712	8,405	—	725,292
Deferred compensation & retirement plan obligations	—	25,552	14	—	25,566
Advances from affiliates	126,691	1,294	2,998	(130,983)	—
Income tax payable	—	—	29,041	—	29,041
Other liabilities	32,052	12,795	21,785	(1,319)	65,313
Total liabilities	972,589	260,864	82,541	(176,285)	1,139,709
Total shareholders’ (deficit) equity	(212,102)	212,945	305,177	(518,122)	(212,102)
Total liabilities and shareholders’ deficit	$760,487	$473,809	$387,718	$(694,407)	$927,607

Choice Hotels International, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,696	$159	$187,608	$—	$202,463
Receivables	96,128	1,556	9,802	(150)	107,336
Other current assets	9,120	29,281	4,470	(7,797)	35,074
Total current assets	119,944	30,996	201,880	(7,947)	344,873
Property and equipment, at cost, net	44,236	21,718	18,107	—	84,061
Goodwill	65,813	—	13,092	—	78,905
Franchise rights and other identifiable intangibles, net	5,279	3,494	6,965	—	15,738
Notes receivable, net of allowances	16,285	42,398	51,925	—	110,608
Investments, employee benefit plans, at fair value	—	16,975	—	—	16,975
Investments in affiliates	526,166	50,798	—	(576,964)	—
Advances to affiliates	14,929	123,074	17	(138,020)	—
Deferred income taxes	40,459	14,234	—	(1,881)	52,812
Other assets	18,259	76,933	53,304	—	148,496
Total assets	$851,370	$380,620	$345,290	$(724,812)	$852,468
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$14,296	$29,705	$4,220	$(150)	$48,071
Accrued expenses and other current liabilities	31,352	45,179	3,857	—	80,388
Deferred revenue	132,217	—	1,107	(106)	133,218
Other current liabilities	8,480	7	1,195	(7,691)	1,991
Total current liabilities	186,345	74,891	10,379	(7,947)	263,668
Long-term debt	826,551	3,712	9,146	—	839,409
Deferred compensation & retirement plan obligations	—	21,584	11	—	21,595
Advances from affiliates	135,879	1,188	953	(138,020)	—
Other liabilities	13,944	15,631	11,451	(1,881)	39,145
Total liabilities	1,162,719	117,006	31,940	(147,848)	1,163,817
Total shareholders’ (deficit) equity	(311,349)	263,614	313,350	(576,964)	(311,349)
Total liabilities and shareholders’ deficit	$851,370	$380,620	$345,290	$(724,812)	$852,468

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$178,380	$48,917	$30,734	$(657)	$257,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(17,748)	(4,096)	(1,593)	—	(23,437)
Investment in intangible assets	(1,788)	(729)	—	—	(2,517)
Proceeds from sale of assets	—	—	3,000	(2,000)	1,000
Contributions to equity method investments	—	(50,476)	(78)	—	(50,554)
Distributions from equity method investments	—	2,136	2,433	—	4,569
Issuance of mezzanine and other notes receivable	(9,205)	—	(10,533)	—	(19,738)
Collections of mezzanine and other notes receivable	655	—	—	—	655
Purchases of investments, employee benefit plans	—	(2,447)	—	—	(2,447)
Proceeds from sales of investments, employee benefit plans	—	2,245	—	—	2,245
Advances to and investments in affiliates	(2,000)	(1,801)	—	3,801	—
Divestment in affiliates	—	6,017	—	(6,017)	—
Other items, net	—	113	(4)	—	109
Net cash used in investing activities	(30,086)	(49,038)	(6,775)	(4,216)	(90,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	(115,000)	—	(3)	—	(115,003)
Principal payments on long-term debt	—	—	(660)	—	(660)
Purchase of treasury stock	(9,807)	—	—	—	(9,807)
Proceeds from exercise of stock options	14,107	—	—	—	14,107
Proceeds from transfer of interest in notes receivable	9,032	—	15,205	—	24,237
Proceeds from contributions from affiliates	—	—	1,801	(1,801)	—
Distributions to affiliates	—	—	(6,017)	6,017	—
Dividends paid	(48,651)	—	(657)	657	(48,651)
Net cash provided from (used in) financing activities	(150,319)	—	9,669	4,873	(135,777)
Net change in cash and cash equivalents	(2,025)	(121)	33,628	—	31,482
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,391	—	1,391
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$12,671	$38	$222,627	$—	$235,336

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$63,838	$53,468	$35,386	$(657)	$152,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,338)	(2,554)	(1,299)	—	(25,191)
Investment in intangible assets	(680)	(1,900)	—	—	(2,580)
Acquisitions, net of cash acquired	—	—	(1,341)	—	(1,341)
Acquisitions of real estate	—	—	(28,583)	—	(28,583)
Proceeds from sale of assets	—	—	11,462	—	11,462
Contributions to equity method investments	—	(34,593)	(68)	—	(34,661)
Distributions from equity method investments	—	—	3,700	—	3,700
Issuance of mezzanine and other notes receivable	(8,382)	—	(24,222)	—	(32,604)
Collections of mezzanine and other notes receivable	11,070	—	—	—	11,070
Purchases of investments, employee benefit plans	—	(1,661)	—	—	(1,661)
Proceeds from sales of investments, employee benefit plans	—	1,911	—	—	1,911
Advances to and investments in affiliates	—	(29,327)	—	29,327	—
Divestment in affiliates	—	15,226	—	(15,226)	—
Other items, net	100	—	(89)	—	11
Net cash used in investing activities	(19,230)	(52,898)	(40,440)	14,101	(98,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	26,000	—	(205)	—	25,795
Principal payments on long-term debt	—	(430)	(558)	—	(988)
Purchase of treasury stock	(35,926)	—	—	—	(35,926)
Proceeds from other debt agreements	—	—	550	—	550
Proceeds from exercise of stock options	12,951	—	—	—	12,951
Debt issuance costs	(284)	—	—	—	(284)
Proceeds from contributions from affiliates	—	—	29,327	(29,327)	—
Distributions to affiliates	—	—	(15,226)	15,226	—
Dividends paid	(46,182)	—	(657)	657	(46,182)
Net cash provided from (used in) financing activities	(43,441)	(430)	13,231	(13,444)	(44,084)
Net change in cash and cash equivalents	1,167	140	8,177	—	9,484
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(462)	—	(462)
Cash and cash equivalents at beginning of period	13,529	19	179,893	—	193,441
Cash and cash equivalents at end of period	$14,696	$159	$187,608	$—	$202,463

Choice Hotels International, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$100,755	$23,814	$41,167	$(657)	$165,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(20,242)	(6,952)	(571)	—	(27,765)
Investment in intangible assets	(619)	—	(114)	—	(733)
Business acquisitions, net of cash acquired	—	—	(13,269)	—	(13,269)
Proceeds from sale of assets	93	4,661	1,593	—	6,347
Acquisitions of real estate	(319)	—	(8,881)	—	(9,200)
Contributions to equity method investments	—	(22,205)	(1,532)	—	(23,737)
Distributions from equity method investments	—	—	518	—	518
Issuance of mezzanine and other notes receivable	(12,753)	—	(24,131)	—	(36,884)
Collections of mezzanine and other notes receivable	4,849	—	—	—	4,849
Purchases of investments, employee benefit plans	—	(3,220)	—	—	(3,220)
Proceeds from sales of investments, employee benefit plans	—	3,170	—	—	3,170
Advances to and investments in affiliates	—	(9,418)	—	9,418	—
Divestment in affiliates	—	10,735	—	(10,735)	—
Other items, net	49	(49)	114	—	114
Net cash used in investing activities	(28,942)	(23,278)	(46,273)	(1,317)	(99,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	159,000	—	(133)	—	158,867
Principal payments on long-term debt	(129,374)	(718)	(409)	—	(130,501)
Proceeds from the issuance of long-term debt	—	176	—	—	176
Purchase of treasury stock	(72,873)	—	—	—	(72,873)
Debt issuance costs	(2,169)	—	—	—	(2,169)
Proceeds from exercise of stock options	7,056	—	—	—	7,056
Proceeds from contributions from affiliates	—	—	9,418	(9,418)	—
Distributions to affiliates	—	—	(10,735)	10,735	—
Dividends paid	(45,214)	—	(657)	657	(45,214)
Net cash provided from (used in) financing activities	(83,574)	(542)	(2,516)	1,974	(84,658)
Net change in cash and cash equivalents	(11,761)	(6)	(7,622)	—	(19,389)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,049)	—	(2,049)
Cash and cash equivalents at beginning of period	25,290	25	189,564	—	214,879
Cash and cash equivalents at end of period	$13,529	$19	$179,893	$—	$193,441

23.	Reportable Segment Information

Hotel Franchising: Hotel franchising includes the Company's hotel franchising operations consisting of its twelve brands. The twelve brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate hotel franchising operating income.
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

The following tables present the financial information for the Company's segments:

	Year Ended December 31, 2017
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$996,538	$3,045	$7,773	$—	$1,007,356
Operating income (loss)	330,967	(3,485)	(63,049)	—	264,433
Depreciation and amortization	6,213	1,266	4,952	—	12,431
Income (loss) before income taxes	326,421	(3,485)	(98,939)	—	223,997
Capital expenditures	20,603	431	2,490	—	23,524
Total assets	597,569	2,716	327,322	—	927,607

	Year Ended December 31, 2016
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustments	Consolidated
	(in thousands)
Revenues	$915,825	$1,933	$6,883	$—	$924,641
Operating income (loss)	307,354	(18,088)	(50,371)	—	238,895
Depreciation and amortization	5,191	1,853	4,661	—	11,705
Income (loss) before income taxes	307,847	(18,088)	(89,779)	—	199,980
Capital expenditures	17,552	1,159	3,256	—	21,967
Total assets	520,674	3,517	328,277	—	852,468

	Year Ended December 31, 2015
	Hotel Franchising	SkyTouch Technology	Corporate & Other	Elimination Adjustment	Consolidated
	(in thousands)
Revenues	$855,462	$1,186	$3,230	$—	$859,878
Operating income (loss)	285,752	(18,971)	(41,462)	—	225,319
Depreciation and amortization	6,762	1,450	3,330	—	11,542
Income (loss) before income taxes	284,851	(18,971)	(81,895)	—	183,985
Capital expenditures	28,662	1,454	4,544	—	34,660
Total assets	397,428	4,073	315,509	—	717,010

The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2017, 2016 and 2015 were $65.7 million, $58.0 million, and $53.9 million, respectively. Long-lived assets related to international operations were $86.1 million, $74.9 million, and $49.3 million as of December 31, 2017, 2016 and 2015 respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2017, 2016 and 2015 was $134.2 million, $94.8 million, and $67.0 million, respectively. These investments are included as a component of total assets for the Company’s hotel franchising segment.

24.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc., which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2017, Sunburst operates 6 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $2.0 million, $2.0 million, and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to sub-lease aircraft from the Company from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the sub-lease agreements are consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft.  During the years ended December 31, 2017, 2016 and 2015, the Company received $19 thousand, $38 thousand, and $27 thousand, respectively, pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90 thousand. In May 2016, the sublease was amended for the expansion of the office space, with annual lease payments totaling approximately $146 thousand. During the years ended December 31, 2017, 2016 and 2015, the Company received approximately $146 thousand, $179 thousand, and $90 thousand, respectively, in rent payments associated with this lease.
Transactions with Company Management
In February 2015, the Company entered into an agreement with the Company's previous Chief Executive Officer ("CEO") that allowed for the sub-lease of aircraft from time to time for personal use. The terms of the sub-lease were consistent with the terms of sub-lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the year ended December 31, 2015, the Company received $12 thousand pursuant to this agreement. No amounts were received or remain outstanding for the years ended December 31, 2016 and December 31, 2017. This agreement was terminated in September 2017.
Foreign Subsidiary Credit Agreement
In August 2016, the Company entered into a credit agreement with a related party to a foreign subsidiary. Borrowings under the agreement carry an interest rate of 4.0% per year. As of December 31, 2017 and 2016, the Company had $0.6 million and $0.6 million, respectively, outstanding under this agreement, which is reflected within the current portion of long term debt on the balance sheet.
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
The promissory note matures in two tranches with $9.5 million of the promissory note maturing during the year ended December 31, 2013 and the remaining $10.0 million maturing on the fifth anniversary date of the promissory note. The promissory note bore interest at a fixed rate which increased from 6% to 8% after the completion of the hotel construction in November 2015. Interest was payable quarterly during the hotel construction and monthly, thereafter. During the year ended December 31, 2013, the Company was repaid the first tranche of the promissory note or $9.5 million. During the year ended December 31, 2016, the Company was repaid the second tranche of the promissory note or $10.0 million.

In May 2015, the Company entered into a $4.0 million promissory note with an individual who is a member of one of the Company’s unconsolidated joint ventures. The proceeds of the promissory note are being utilized to develop and operate a Cambria hotel & suites. The promissory note matures on April 30, 2018 and bears interest at variable rates, and is payable monthly. At December 31, 2017, the outstanding balance of the promissory note totaled $2.5 million.

In August 2015, the Company entered into a $24.4 million promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. In October 2016, the Company increased the loan and funded an additional $1.0 million. The Company has advanced a total of $25.4 million as of December 31, 2017. The promissory note matures on September 3, 2023, bears interest at variable rates, and is payable monthly.
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
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the years ended December 31, 2017 and 2016, fees earned and payroll costs reimbursed under this arrangement totaled $1.4 million and $0.8 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $22.4 million, $17.3 million, and $15.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recorded $1.3 million and $1.1 million as a receivable due from these joint ventures as of December 31, 2017 and 2016, respectively. In addition, the Company paid commissions of $0.2 million, $0.2 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, to an online travel agent for which the Company is a joint venture member.

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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at December 31, 2017 and 2016.

On September 12, 2017, the Company transferred a portion of an outstanding note receivable to a third party for $24.2 million.  Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note if the Company declares a default against the borrower and enters into foreclosure proceedings.  The Company believes the likelihood of foreclosure on the note was remote as of December 31, 2017.
Commitments
The Company has the following commitments outstanding:
•The Company provides financing in the form of forgivable promissory notes or cash incentives to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2017, the Company had commitments to extend an additional $240.1 million for these purposes provided certain conditions are met by its franchisees, of which $87.1 million is expected to be advanced in the next twelve months.
•The Company committed to make additional capital contributions totaling $14.7 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria hotel & suites brand. These commitments are expected to be funded in the next twelve months.
•In October 2017, the Company committed to provide financing to a development company to construct a Cambria hotel and suites hotel. The Company has committed to provide an aggregate of $3.8 million, if certain conditions are met. As of December 31, 2017, no funds have been disbursed.
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

27. Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2017(1)
	(in thousands, except per share data)
Revenues	$197,898	$276,799	$295,088	$237,571	$1,007,356
Operating income	$52,507	$77,506	$77,834	$56,586	$264,433
Income before income taxes	$41,383	$67,381	$68,514	$46,719	$223,997
Net income (loss)	$28,744	$44,995	$47,595	$(6,441)	$114,893
Earnings (loss) per share:
Basic	$0.51	$0.80	$0.84	$(0.11)	$2.03
Diluted	$0.51	$0.79	$0.84	$(0.11)	$2.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2016 (1)
	(in thousands, except per share data)
Revenues	$207,118	$241,751	$267,577	$208,195	$924,641
Operating income	$42,873	$64,942	$78,618	$52,462	$238,895
Income before income taxes	$30,378	$55,610	$70,200	$43,792	$199,980
Net income	$21,163	$38,822	$47,565	$31,821	$139,371
Earnings per share:
Basic	$0.38	$0.69	$0.85	$0.57	$2.48
Diluted	$0.37	$0.68	$0.84	$0.56	$2.46
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

•
The Company's third quarter 2017 results reflect $12.0 million in compensation expenses related to the acceleration of the Company's chief executive offer succession plan. In addition, SG&A expenses were reduced by a $1.2 million impairment of below market lease acquisition costs associated with an office building owned by the Company.

•
The Company's fourth quarter 2017 results were impacted by comprehensive tax legislation enacted on December 22, 2017. The legislation made broad and complex changes to the U.S. tax code, some of which were effective in 2017, including but not limited to (1) requiring a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that allowed for the full expensing of qualified property placed in service after September 27, 2017. U.S. federal corporate income tax rates were also reduced from 35% to 21%, resulting in an impairment of the Company's net domestic deferred tax assets. As a result, the Company's fourth quarter 2017 net income (loss) was reduced by approximately $40 million.

28. Future Adoption of Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606) ("ASU No. 2014-09") and issued subsequent amendments to the initial guidance at various points of 2015 and 2016 within ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 (these ASUs collectively referred to as "Topic 606"). Topic 606 impacts virtually all aspects of an entity's revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance. Topic 606 significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. Topic 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits the retrospective or modified retrospective method when adopting Topic 606. The Company intends to adopt the standard in the annual period beginning January 1, 2018, under the full retrospective method of adoption. Based on management's current assessment, the Company expects the following impacts upon adoption of the standard:
The Company determined royalties earned in exchange for a license to brand intellectual property on franchise agreements will be recognized in revenue over time typically after the occurrence of a completed stay, which is consistent with current practice.

The Company determined initial and relicensing fees earned upon execution of a franchise agreement will be recognized as revenue ratably as services are provided over the enforceable period of the franchise license arrangement, rather than upon contract execution. Similarly, the Company determined sales commissions, which are paid upon the execution of a franchise agreement, will no longer be recognized in full in the period the agreement is executed but will be recognized ratably over the estimated time the hotel will remain in the franchise system. This change is expected to reduce initial and relicensing fee revenues and SG&A expense by approximately $3.5 million and $4.8 million, respectively, and increase operating income by approximately $1.3 million for the year ended December 31, 2017.
Certain franchise incentive payments, which are paid prior to or after a hotel opening, will be recognized as contract acquisition costs ratably over the estimated time the hotel will remain in the franchise system rather than over the term of the forgivable promissory note. In addition, the amortization of these contract acquisition costs will be recognized as a reduction to revenue instead of amortization expense. This change is expected to reduce royalty revenues and marketing and reservation system revenues by approximately $4.1 million and $3.1 million, respectively, for the year ended December 31, 2017. Furthermore, depreciation and amortization and marketing and reservation system expenses are expected to be reduced by approximately $5.8 million and $4.3 million, respectively for the year ended December 31, 2017.
The Company operates a marketing and reservation system fund on behalf of its franchisees. The Company records surpluses and deficits from the marketing and reservations system activities by recognizing assets and liabilities on the Company's balance sheet. The Company has determined that upon adoption of Topic 606, the Company will record surpluses and deficits generated by marketing and reservation activities within the income statement. Over time, the Company expects cumulative revenues and expenses to break even. However, the Company does not expect that marketing and reservation activities will break even on a quarterly or annual basis. As a result, the net income or loss may be generated from marketing and reservation activities.
Revenue related to the Choice Privileges program, which is reported as a component of marketing and reservation system fees, will be recognized upon point redemption, net of any reward reimbursement paid to a third party. This is a change from the Company’s current practice of recognizing revenue on a gross basis at the time points are issued with a corresponding accrual of the expected future costs of the reward.
We are still assessing the impacts that these changes will have on the Company's marketing and reservation system revenues and expenses for the year ended December 31, 2017.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact that ASU No. 2016-13 will have on its consolidated financial position and results of operations.

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

29. Subsequent Events

On December 18, 2017, the Company announced that it had reached a definitive agreement to acquire the brand and franchise business of WoodSpring Suites for approximately $231 million. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash and borrowings under the Company's revolving credit facility.

On February 26, 2018, the Company's board of directors declared a quarterly cash dividend of $0.215 per share of common stock. The dividend is payable on April 17, 2018 to shareholders of record on April 2, 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tysons, Virginia
March 1, 2018

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2017.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,976,326	$50.80	856,795
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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

4.03(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.05(r)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

4.06 (y)	Extension Confirmation Letter dated as of July 5, 2016, in connection with Senior Unsecured Credit Agreement

4.07(aa)	Third Supplemental Indenture, dated as of August 4, 2017, among Choice Hotels International, Inc., Choice Privileges Loyalty Services, LLC, and Wells Fargo Bank, National Association

4.08(bb)	Guarantee Agreement Supplement, dated as of August 3, 2017 by Choice Privileges Loyalty Services, LLC

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(l)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(s)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01C(m)	Amendment to Second Amended and Restated Employment Agreement dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.01D(cc)	Amendment to Second Amended and Restated Employment Agreement, dated August 9, 2017, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(t)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(ii)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(v)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(n)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

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

10.05C(dd)
Third Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership, dated April 18, 2017

10.06(ee)	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.07(q)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.08(o)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(t)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.08B(ff)	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.09(p)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David White, dated August 1, 2011

10.09A(f)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and David White, dated March 25, 2013

10.09B (z)	Transition Services Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

10.09C (z)	Second Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between Choice Hotels International, Inc. and David L. White, dated June 3, 2016

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.11(gg)	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.12(hh)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., Woodspring Hotels LLC and Woodspring Hotels Franchise Services LLC

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
____________________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 30, 2008, filed May 2, 2008.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.

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
(aa) Incorporated by reference to the identical documents filed as an exhibit to Choice Hotels International, Inc.'s Quarterly 2017 Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017.
(bb) Incorporated by reference to the identical documents filed as an exhibit to Choice Hotels International, Inc.'s Quarterly 2017 Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017.
(cc) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated August 9, 2017, filed August 14, 2017.
(dd) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 4, 2017.
(ee) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 21, 2017, filed April 24, 2017.
(ff) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated and filed September 18, 2017.
(gg) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017.
(hh) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated December 15, 2017, filed December 18, 2017.
(ii) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Patrick S. Pacious
Patrick S. Pacious President and Chief Executive Officer

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	March 1, 2018
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	March 1, 2018
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	March 1, 2018
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Patrick S. Pacious

/s/ SCOTT A. RENSCHLER	Director	March 1, 2018
Scott A. Renschler, Psy.D

/s/ MONTE J.M. KOCH	Director	March 1, 2018
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	March 1, 2018
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	March 1, 2018
John P. Tague

/s/ LIZA LANDSMAN	Director	March 1, 2018
Liza Landsman

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Dominic E. Dragisich

/s/ SCOTT E. OAKSMITH	Senior Vice President, Finance & Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Scott E. Oaksmith