Form 10-Q
period 2018-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2018-05-10
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT MARCH 31, 2018
Common Stock, Par Value $0.01 per share	56,660,639

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Royalty fees	$76,698	$68,294
Initial franchise and relicensing fees	6,214	5,806
Procurement services	9,938	7,363
Marketing and reservation system	107,001	98,853
Other	9,543	8,552
Total revenues	209,394	188,868
OPERATING EXPENSES
Selling, general and administrative	40,864	33,745
Depreciation and amortization	3,053	1,726
Marketing and reservation system	119,228	107,994
Total operating expenses	163,145	143,465
Operating income	46,249	45,403
OTHER INCOME AND EXPENSES, NET
Interest expense	11,309	11,205
Interest income	(1,609)	(1,264)
Other (gains) losses	120	(897)
Equity in net loss of affiliates	5,968	2,080
Total other income and expenses, net	15,788	11,124
Income before income taxes	30,461	34,279
Income taxes	5,375	10,010
Net income	$25,086	$24,269

Basic earnings per share	$0.44	$0.43
Diluted earnings per share	$0.44	$0.43

Cash dividends declared per share	$0.215	$0.215
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Net income	$25,086	$24,269
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	855	568
Other comprehensive income, net of tax	1,070	783
Comprehensive income	$26,156	$25,052
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$36,834	$235,336
Receivables (net of allowance for doubtful accounts of $14,608 and $12,221, respectively)	143,028	125,870
Income taxes receivable	664	—
Notes receivable, net of allowance	17,254	13,256
Other current assets	34,065	25,967
Total current assets	231,845	400,429
Property and equipment, at cost, net	98,403	83,374
Goodwill	174,538	80,757
Intangible assets, net	246,925	100,492
Notes receivable, net of allowances	78,286	80,136
Investments, employee benefit plans, at fair value	20,142	20,838
Investments in unconsolidated entities	128,157	134,226
Deferred income taxes	24,601	27,224
Other assets	49,120	67,715
Total assets	$1,052,017	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$62,730	$67,839
Accrued expenses and other current liabilities	58,953	84,315
Deferred revenue	62,247	52,142
Current portion of long-term debt	1,265	1,232
Liability for guest loyalty program	84,075	79,123
Total current liabilities	269,270	284,651
Long-term debt	795,745	725,292
Long-term deferred revenue	96,351	94,153
Deferred compensation and retirement plan obligations	24,513	25,566
Income taxes payable	29,041	29,041
Deferred income taxes	—	39
Liability for guest loyalty program	51,749	48,701
Other liabilities	45,265	46,349
Total liabilities	1,311,934	1,253,792
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2018 and December 31, 2017 and 56,660,639 and 56,679,968 shares outstanding at March 31, 2018 and December 31, 2017, respectively	951	951
Additional paid-in-capital	195,651	182,448
Accumulated other comprehensive loss	(3,629)	(4,699)
Treasury stock (38,404,999 and 38,385,670 shares at March 31, 2018 and December 31, 2017, respectively), at cost	(1,093,066)	(1,064,573)
Retained earnings	640,176	627,272
Total shareholders’ deficit	(259,917)	(258,601)
Total liabilities and shareholders’ deficit	$1,052,017	$995,191

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,086	$24,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,053	1,726
Depreciation and amortization – marketing and reservation system	5,071	5,290
Franchise agreement acquisition cost amortization	2,154	1,489
Provision for bad debts, net	3,389	941
Non-cash stock compensation and other charges	3,787	3,472
Non-cash interest and other (income) loss	974	(301)
Deferred income taxes	2,582	(4,529)
Equity in net losses from unconsolidated joint ventures, less distributions received	6,735	2,386
Franchise agreement acquisition cost, net of reimbursements	(11,925)	(4,483)
Change in working capital and other, net of acquisition	(36,354)	(6,046)
Net cash provided by operating activities	4,552	24,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,996)	(4,718)
Investment in intangible assets	(1,193)	(2,088)
Business acquisition, net of cash acquired	(231,317)	—
Contributions to equity method investments	(1,455)	(31,610)
Distributions from equity method investments	766	510
Purchases of investments, employee benefit plans	(1,669)	(1,424)
Proceeds from sales of investments, employee benefit plans	1,029	843
Issuance of mezzanine and other notes receivable	(2,500)	(9,863)
Collections of mezzanine and other notes receivable	150	522
Other items, net	—	(4)
Net cash used in investing activities	(241,185)	(47,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	70,000	22,800
Principal payments on long-term debt	(111)	(153)
Purchase of treasury stock	(41,869)	(7,271)
Dividends paid	(12,265)	(12,139)
Debt issuance costs	(914)	—
Proceeds from issuance of long term debt	212	—
Proceeds from exercise of stock options	23,052	4,963
Net cash provided by financing activities	38,105	8,200
Net change in cash and cash equivalents	(198,528)	(15,418)
Effect of foreign exchange rate changes on cash and cash equivalents	26	427
Cash and cash equivalents at beginning of period	235,336	202,463
Cash and cash equivalents at end of period	$36,834	$187,472
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$5,034	$1,454
Interest, net of capitalized interest	$19,882	$19,874
Non-cash investing and financing activities:
Dividends declared but not paid	$12,117	$12,195
Investment in property and equipment acquired in accounts payable	$374	$724
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together the "Company") have been prepared by the Company in accordance with United States of America generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted. The Company believes the disclosures made are adequate to make the information presented not misleading.
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2018 (the "10-K"). Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Hotels Franchise Services (“WoodSpring”). The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018. See Note 16 for additional information.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in Note 1 “Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2017. The significant accounting policies that changed during the quarter are set forth below.
Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance at various points of 2015 and 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 (these ASUs collectively referred to as "Topic 606"). The Company adopted Topic 606 as of January 1, 2018 using the full retrospective method of adoption. The provisions of Topic 606 impacted the Company’s revenue recognition as follows:

•
Initial and relicensing fees earned upon execution of a franchise agreement are recognized as revenue ratably as services are provided over the enforceable period of the franchise license arrangement. This represents a change from prior practice, whereby the Company typically recognized revenue for initial and relicensing fees in full in the period of agreement execution.

•
Sales commissions, which are paid upon the execution of a franchise agreement, are recognized ratably over the period a hotel is expected to remain in the Company's franchise system rather than expensed as incurred.

•
Franchise agreement acquisition costs are capitalized as intangible assets, as opposed to notes receivable. Amortization of franchise agreement acquisition costs are recognized as a reduction of revenue rather than as a component of depreciation and amortization.

•
Revenue related to the Choice Privileges program, which is reported as a component of marketing and reservation system fees, is deferred as points are awarded and recognized upon point redemption, net of reward reimbursements paid to a third-party. Previously, revenue was recognized on a gross basis at the time the points were issued with a corresponding deferral of revenue equal to the expected future costs of the award. Deferred revenue was then recognized as actual points were redeemed and costs for those redemptions incurred.

•
Topic 606 also impacted the Company’s accounting for surpluses and deficits generated from marketing and reservation system activities. The Company has historically, consistent with its existing agreements, not earned a profit or generated a loss from marketing and reservation activities, and as a result, the Company recorded excess marketing and reservation system revenues or expenses as assets or liabilities on the Company’s balance sheet prior to the adoption of Topic 606. However, as a result of the the adoption of Topic 606, the Company will no longer defer revenues and expenses or record assets and liabilities when system revenues exceed expenses in the current period or vice versa. The Company intends to manage these activities to break-even over time but anticipates that net income or loss may be generated quarterly due to the seasonal nature of the hotel industry and annually based on the level of investments needed for new initiatives that benefit our franchisees.

All amounts and disclosures set forth in this Form 10-Q reflect the necessary adjustments required for the adoption of Topic 606, including the reclassification of prior year balances to conform to current year presentation. See Note 2 for further details on the adoption of Topic 606 and impact to the Company's significant accounting policies. In accordance with Topic 606 requirements, the disclosure of the impact of adoption on the Company's prior period consolidated statements of income and balance sheet is presented below. The adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing, but resulted in certain reclassifications within cash flows from operating activities, on the prior period consolidated statement of cash flows.

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Income Statement	(in thousands, except per share amounts)
Total revenues	$197,898	$(9,030)	$188,868
Total operating expenses	145,391	(1,926)	143,465
Income before income taxes	41,383	(7,104)	34,279
Income taxes	12,639	(2,629)	10,010
Net income	28,744	(4,475)	24,269
Diluted earnings per share	0.51	(0.08)	0.43

	December 31, 2017
	As Previously Reported (1)(2)	Adoption of Topic 606	As Adjusted
Balance Sheet	(in thousands)
Receivables (net of allowance for doubtful accounts)	$125,452	$418	$125,870
Current notes receivable, net of allowances	13,904	(648)	13,256
Other current assets	28,241	(2,274)	25,967
Intangible assets, net	14,672	85,820	100,492
Notes receivable, net of allowances	147,993	(67,857)	80,136
Deferred income tax asset	13,335	13,889	27,224
Other assets	29,479	38,236	67,715
Accounts payable(1)	67,839	—	67,839
Accrued expenses and other current liabilities(1)	84,315	—	84,315
Current deferred revenue(2)	13,190	38,952	52,142
Current liability for guest loyalty program(2)	79,183	(60)	79,123
Deferred revenue(2)	14,029	80,124	94,153
Liability for guest loyalty program(2)	48,738	(37)	48,701
Other liabilities(2)	51,245	(4,896)	46,349
Retained earnings	673,771	(46,499)	627,272

(1) The Company performed reclassifications of certain payroll taxes from Accrued expenses and other current liabilities to Accounts payable totaling $4.3 million, and the entirety of Income taxes payable to Accrued expenses and other current liabilities totaling $2.8 million.

(2) As a result of adoption of Topic 606 and in accordance with reporting requirements, the Company performed revisions to presentation within Total liabilities in the consolidated balance sheet to add non-current Deferred revenue and current and non-current Liability for guest loyalty program line items. Amounts originally captured in current Deferred revenue and Other liabilities have been reclassified to the new line items in the table above.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") and in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"), which collectively provide additional guidance on nine specific cash flow issues. The Company adopted ASU 2016-15 and ASU 2016-18 on January 1, 2018, and it did not have an impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  ASU 2016-16 provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer.  The Company adopted this ASU on January 1, 2018, and it did not have an impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and adds guidance for partial sales of nonfinancial assets. The Company adopted this ASU on January 1, 2018, and it did not have an impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The Company adopted this ASU on January 1, 2018, and it did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date. The standard requires entities to determine whether an arrangement contains a lease or a service agreement as the accounting treatment is significantly different between the two arrangements. The standard also requires the lessee to evaluate whether a lease is a financing lease or an operating lease as the accounting and presentation guidance between the two are different. ASU 2016-02 also modifies the classification criteria and accounting for sales-type and direct financing leases for lessors. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 and apply the package of practical expedients available upon adoption. The Company is currently assessing the potential impact that ASU 2016-02 will have on its financial statements and disclosures.

2.	Revenue

Revenue Recognition
Revenues are primarily derived from franchise agreements with third-party hotel owners. The majority of the Company’s performance obligations are a series of distinct services, as described in more detail below, for which the Company receives variable consideration through franchise fees. The Company enters into franchise agreements to provide franchisees with a limited non-exclusive license to utilize the Company’s registered brand trade names and trademarks, marketing and reservation services, and other miscellaneous franchise services. These agreements typically have an initial term from five to thirty years, with provisions permitting franchisees or the Company to terminate the franchise agreement upon designated anniversaries of the hotel opening before the end of the initial term. An up-front initial or relicensing fee is assessed to third-party hotel owners to affiliate with our brands, which is typically paid prior to agreement execution and is non-refundable. After hotel opening, fees are generated based on a percentage of gross room revenues or as designated transactions and events occur (such as when a reservation is delivered to the hotel through a specified channel) and are due to the Company in the following month.
The franchise agreements are comprised of multiple performance obligations, which may require significant judgment in identifying. The primary performance obligations are as follows:

•
License of brand intellectual property and related services (“brand intellectual property”): Grants the right to access the Company’s intellectual property associated with brand trade names, trademarks, reservation systems, property management systems and related services.

•	Material rights for free or discounted goods or services to hotel guests: Primarily consists of the points issued under the Company’s guest loyalty program, Choice Privileges.

•
Point in time sale of goods: The Company administers the delivery of chip-enabled credit card readers to its franchisees to aid in compliance with industry standards in exchange for a fee. Revenue is recognized at the point in time shipment is made to the franchisee within Other revenue. The Company determined the standalone selling price is equal to the amount invoiced to the franchisee.

Brand intellectual property
Fees generated from the brand intellectual property are recognized to revenue over time as hotel owners pay for access to these services for the duration of the franchise agreement. Franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed up-front fees that usually represent an insignificant portion of the transaction price. The variable consideration is recognizable after the completion of a hotel stay. As a result, variable transaction price is determined for the period when the underlying gross room revenues and transactions or events which generate fees are known.
Franchise fees include the following:

•
Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees.

•
Initial franchise and relicensing fees. Initial and relicensing fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These revenues are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees will typically be recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.

•
Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.

The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. These services are comprised of multiple fees including the following:

•	Fees based on a percentage of gross room revenues are recognized in the period the gross room revenue was earned, based on the underlying hotel’s sales or usage.

•	Fees based on the occurrence of a designated transaction or event are recognized in the period the transaction or event occurred.

•	System implementation fees charged to franchisees are deferred and recognized as revenue over the enforceable period of the franchise agreement.

•
Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty program. The revenue recognition of this program is discussed in Material rights for free or discounted good or services to hotel guests below.

Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending.
Material rights for free or discounted good or services to hotel guests
Choice Privileges is the Company’s frequent guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
Loyalty points represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The transaction price is variable and determined in the period when the loyalty points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty points are issued.
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of March 31, 2018, the current and non-current deferred revenue balances are $27.4 million and $16.9 million, respectively. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations.
Partnerships
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and sale of Choice Privileges points, in exchange for fees primarily comprising variable consideration paid each month. Choice Privileges members can earn points through participation in the partner’s program.
Partnership agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to hotel guests. Allocation of fixed and variable consideration to the performance obligations is based on standalone selling price as estimated based on market and income methods, which represent significant judgments. The amounts allocated to brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, primarily within Procurement services revenue. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as points are redeemed including an estimate of breakage, primarily within Marketing and reservation system revenue.
Qualified Vendors
The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is paid in installments based on a contractual schedule, with an initial payment typically due at contract execution. Variable consideration is typically paid quarterly after sales to franchisees or guests have occurred.
Qualified vendor agreements comprise a single performance obligation, which is satisfied over time based on the access afforded and services provided to the qualified vendor for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined and recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within Procurement services revenue.
Other
The Company is party to other non-franchising agreements that generate revenue within Other revenue in the income statement which are primarily Software as a Service (“SaaS”) arrangements. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when points are issued under the Choice Privileges loyalty program but for which revenue is not yet recognized since the related points have not been redeemed. Initial and relicensing fees paid on WoodSpring franchise agreements executed after February 1, 2018 are included in the "Increases to the contract liability balance due to cash received" caption in the table below. No WoodSpring amounts are included in the Revenue recognized in the period" caption, as WoodSpring balances were not included in the contract liability balance as of December 31, 2017. See Note 16 for additional information.
Significant changes in the contract liabilities balances during the period December 31, 2017 to March 31, 2018 are as follows:

(in thousands)
Balance as of December 31, 2017	$132,339
Increases to the contract liability balance due to cash received	17,947
Revenue recognized in the period	(12,726)
Balance as of March 31, 2018	$137,560
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $137.6 million as of March 31, 2018. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
Based on practical expedient elections permitted by Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and SaaS agreements), (ii) variable consideration for which we recognize revenue at the amount to which we have the right to invoice for services performed, or (iii) contracts with an expected original duration of one year or less. Additionally, as part of transition to Topic 606, the Company elected to not disclose the amount of the transaction price allocated to the remaining performance obligations as of December 31, 2017 or provide an explanation of when revenue is expected to be recognized.
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is equal to or greater than the period of enforceable rights on the franchise agreement. Capitalized franchise sales commissions are $45.1 million within Other assets as of March 31, 2018. Amortization expense and impairment loss in the period was $1.9 million and is reflected within selling, general and administrative expenses.

The Company makes certain payments to customers as an incentive to enter in to new franchise agreements (“Franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations are recorded within the selling, general and administrative expenses and marketing and reservations expenses.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$76,698	$—	$76,698	$68,294	$—	$68,294
Initial franchise and relicensing fees	6,214	—	6,214	5,806	—	5,806
Procurement services	9,565	373	9,938	7,133	230	7,363
Marketing and reservation system	101,128	5,873	107,001	92,852	6,001	98,853
Other	8,520	672	9,192	6,737	1,478	8,215
Total Topic 606 revenues	$202,125	$6,918	209,043	$180,822	$7,709	188,531
Non-Topic 606 revenues			351			337
			$209,394			$188,868
Non-Topic 606 revenues represent revenue from operations of office buildings and parking lots and are presented in Other revenues in the consolidated income statement.
As presented in Note 13, the Corporate & Other amounts represent $3.8 million and $2.6 million of total revenues for the three months ended March 31, 2018 and 2017, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the hotel franchising segment.

3.	Other Current Assets
Other current assets consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$16,998	$14,205
Other current assets	7,096	4,762
Land held for sale	9,971	7,000
Total	$34,065	$25,967
Land held for sale represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the three months ended March 31, 2018, the Company reclassified one parcel of land with a total book value of $3.0 million to Land held for sale. As of March 31, 2018, the Company has a total of $10.0 million of Land held for sale, as it is expected that these sites will be sold within the next twelve months.

4.	Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	March 31, 2018	December 31, 2017
Credit Quality Indicator	(in thousands)
Senior	$73,643	$73,700
Subordinated	20,975	18,647
Unsecured	3,059	3,182
Total notes receivable	97,677	95,529
Allowance for losses on non-impaired loans	1,647	1,647
Allowance for losses on receivables specifically evaluated for impairment	490	490
Total loan reserves	2,137	2,137
Net carrying value	$95,540	$93,392
Current portion, net	$17,254	$13,256
Long-term portion, net	78,286	80,136
Total	$95,540	$93,392

The Company utilizes the level of security it has in the mezzanine and other notes receivable as its primary credit quality indicator (i.e., senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans. The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then principal. The Company does not resume interest accrual until all delinquent payments are received. For impaired loans, the Company recognizes interest income on a cash basis.

The Company determined that approximately $1.8 million of its subordinated mezzanine and other notes receivable were impaired at both March 31, 2018 and December 31, 2017, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both March 31, 2018 and December 31, 2017. The average mezzanine and other notes receivable on non-accrual status was approximately $1.8 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes interest income for impaired loans on a cash basis. Approximately $44 thousand of interest income on impaired loans was recognized during the three months ended March 31, 2017. No interest income on impaired loans was recognized during the three months ended March 31, 2018. The Company provided loan reserves on non-impaired loans totaling $0.5 million at March 31, 2018 and December 31, 2017. There were no changes in total loan reserves between December 31, 2017 and March 31, 2018.
Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of March 31, 2018
Senior	$—	$—	$—	$73,643	$73,643
Subordinated	—	—	—	20,975	20,975
Unsecured	—	—	—	3,059	3,059
	$—	$—	$—	$97,677	$97,677
As of December 31, 2017
Senior	$—	$—	$—	$73,700	$73,700
Subordinated	—	—	—	18,647	18,647
Unsecured	—	—	—	3,182	3,182
	$—	$—	$—	$95,529	$95,529

Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $37.9 million and $35.2 million as of March 31, 2018 and December 31, 2017, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $4.6 million and $2.1 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.3 million and $0.1 million, respectively, as of March 31, 2018 and December 31, 2017. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Transfer of interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million. The transaction did not qualify as a sale and therefore the outstanding note receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At March 31, 2018 and December 31, 2017, Other Long-Term liabilities includes $24.4 million and $24.2 million, respectively, pursuant to this transaction.

5.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $124.0 million and $130.2 million at March 31, 2018 and December 31, 2017, respectively, that the Company determined to be variable interest entities ("VIEs"). These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of its VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2018 and 2017, the Company recognized losses totaling $6.4 million and $2.5 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guarantees described in Note 14 "Commitments and Contingencies" of these financial statements.

6.	Debt
Debt consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.8 million and $3.9 million at March 31, 2018 and December 31, 2017, respectively	$396,249	$396,057
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.7 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively	249,259	249,182
$450 million senior unsecured credit facility with an effective interest rate of 3.14% and 2.84%, less deferred issuance costs of $1.9 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively	138,080	67,936
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.5 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively	8,692	8,853
Economic development loans with an effective interest rate of 3.0% at March 31, 2018 and December 31, 2017, respectively	3,712	3,712
Other notes payable	1,018	784
Total debt	$797,010	$726,524
Less current portion	1,265	1,232
Total long-term debt	$795,745	$725,292

For additional information regarding the senior unsecured credit facility and other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

7.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2018:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2017	$(2,298)	$(2,401)	$(4,699)
Other comprehensive income before reclassification	—	855	855
Amounts reclassified from accumulated other comprehensive loss	215	—	215
Net current period other comprehensive income	215	855	1,070
Ending balance, March 31, 2018	$(2,083)	$(1,546)	$(3,629)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2018 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Income
Three Months Ended March 31, 2018
(in thousands)
Loss on cash flow hedge
Interest rate contract	$215	Interest expense
	—	Tax (expense) benefit
	$215	Net of tax

8.	Fair Value Measurements
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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2018.
As of March 31, 2018 and December 31, 2017, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of March 31, 2018
Mutual funds(1)	$21,388	$21,388	$—	$—
Money market funds(1)	1,703	—	1,703	—
	$23,091	$21,388	$1,703	$—
As of December 31, 2017
Money market funds, included in cash and cash equivalents	$50,419	$—	$50,419	$—
Mutual funds(1)	20,869	20,869	—	—
Money market funds(1)	1,702	—	1,702	—
	$72,990	$20,869	$52,121	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and other current assets on the consolidated balance sheets.

Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Credit Facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, see Note 4.
The money market funds previously included in cash and cash equivalents were used to fund the WoodSpring acquisition as of March 31, 2018. See Note 16 for further information on the acquisition. The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2018 and December 31, 2017, the $250 million senior notes had an approximate fair value of $261.8 million and $269.2 million, respectively. At March 31, 2018 and December 31, 2017, the $400 million senior notes had an approximate fair value of $424.9 million and $440.1 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

9.	Income Taxes
The effective income tax rates were 17.6% and 29.2% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. federal income tax rate of 21% due to the impact of foreign operations and $1.6 million of excess tax benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2017 was lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations and $1.2 million of excess tax benefits from share-based compensation, partially offset by state income taxes.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act. As of March 31, 2018, the Company made a reasonable estimate of the tax effects of the Act and will continue to refine its calculations as additional analysis is completed. Estimates may also be affected as additional clarification and understanding of the tax law is provided. These changes could be material to income tax expense.

The Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur tax for the year ended December 31, 2018.

10.	Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Stock options	$0.7	$1.1
Restricted stock	1.7	1.7
Performance vested restricted stock units	1.1	1.0
Total	$3.5	$3.8
Income tax benefits	$0.8	$1.4
A summary of stock-based award activity as of March 31, 2018 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,976,326	$50.80		348,876	$57.05	294,204	$56.95
Granted	109,045	81.55		72,671	81.55	93,809	81.55
Exercised/Vested	(414,116)	55.66		(70,450)	54.94	(25,232)	63.47
Expired	(2,018)	63.47		—	—	—	—
Forfeited	(10,095)	54.08		(13,509)	51.67	(6,833)	60.42
Outstanding at March 31, 2018	1,659,142	$51.57	4.0 years	337,588	$62.98	355,948	$62.90
Options exercisable at March 31, 2018	1,169,868	$47.44	3.5 years

The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018 Grants
Risk-free interest rate	2.58%
Expected volatility	21.17%
Expected life of stock option	4.6 years
Dividend yield	1.05%
Requisite service period	4 years
Contractual life	7 years
Weighted average fair value of options granted (per option)	$16.27
Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the three months ended March 31, 2018 range from 36 - 48 months.
The Company has granted performance vested restricted stock units ("PVRSU") to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 month performance period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted.

Share Repurchases and Redemptions
The Company purchased 432,165 shares of common stock under the share repurchase program at a total cost of $35.0 million during the three months ended March 31, 2018.
During the three months ended March 31, 2018, the Company redeemed 85,674 shares of common stock at a total cost of approximately $6.9 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

11.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
Computation of Basic Earnings Per Share:
Numerator:
Net income	$25,086	$24,269
Income allocated to participating securities	(155)	(174)
Net income available to common shareholders	$24,931	$24,095
Denominator:
Weighted average common shares outstanding – basic	56,464	55,941

Basic earnings per share	$0.44	$0.43

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$25,086	$24,269
Income allocated to participating securities	(154)	(174)
Net income available to common shareholders	$24,932	$24,095
Denominator:
Weighted average common shares outstanding – basic	56,464	55,941
Diluted effect of stock options and PVRSUs	647	345
Weighted average common shares outstanding – diluted	57,111	56,286

Diluted earnings per share	$0.44	$0.43

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
At March 31, 2018 and 2017, the Company had 1.7 million and 2.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2018, 0.1 million anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended March 31, 2017, the Company excluded 0.6 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at March 31, 2018 and 2017, PVRSUs totaling 338,204 and 354,167, respectively, were excluded from the computation since the performance conditions had not been met.

12.	Condensed Consolidating Financial Statements
The Company’s Senior Notes due 2020 and 2022 are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations, by certain of the Company’s domestic subsidiaries. There are no legal or regulatory restrictions on the payment of dividends to Choice Hotels International, Inc. from subsidiaries that do not guarantee the Senior Notes. As a result of the guarantee arrangements, the following condensed consolidating financial statements are presented. Investments in subsidiaries are accounted for under the equity method of accounting. The financial results for the 2017 periods have been updated to reflect the Company's adoption of Topic 606 as discussed in Note 1.

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$71,615	$36,209	$8,470	$(39,596)	$76,698
Initial franchise and relicensing fees	6,052	—	162	—	6,214
Procurement services	9,679	124	278	(143)	9,938
Marketing and reservation system	88,395	106,426	3,746	(91,566)	107,001
Other	6,002	—	3,633	(92)	9,543
Total revenues	181,743	142,759	16,289	(131,397)	209,394
OPERATING EXPENSES
Selling, general and administrative	41,357	32,614	6,790	(39,897)	40,864
Marketing and reservation system	109,247	95,855	5,626	(91,500)	119,228
Depreciation and amortization	1,649	549	855	—	3,053
Total operating expenses	152,253	129,018	13,271	(131,397)	163,145
Operating income	29,490	13,741	3,018	—	46,249
OTHER INCOME AND EXPENSES, NET
Interest expense	10,991	—	318	—	11,309
Equity in earnings of consolidated subsidiaries	(10,766)	1,071	—	9,695	—
Other items, net	(497)	5,616	(640)	—	4,479
Total other income and expenses, net	(272)	6,687	(322)	9,695	15,788
Income before income taxes	29,762	7,054	3,340	(9,695)	30,461
Income taxes	4,676	727	(28)	—	5,375
Net income	$25,086	$6,327	$3,368	$(9,695)	$25,086

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$63,596	$30,735	$10,514	$(36,551)	$68,294
Initial franchise and relicensing fees	5,611	—	195	—	5,806
Procurement services	7,301	—	62	—	7,363
Marketing and reservation system	87,700	93,724	3,473	(86,044)	98,853
Other	6,287	40	2,412	(187)	8,552
Total revenues	170,495	124,499	16,656	(122,782)	188,868
OPERATING EXPENSES
Selling, general and administrative	37,448	27,271	5,787	(36,761)	33,745
Marketing and reservation system	102,681	87,642	3,692	(86,021)	107,994
Depreciation and amortization	384	511	831	—	1,726
Total operating expenses	140,513	115,424	10,310	(122,782)	143,465
Operating income	29,982	9,075	6,346	—	45,403
OTHER INCOME AND EXPENSES, NET
Interest expense	11,063	—	142	—	11,205
Equity in earnings of consolidated subsidiaries	(13,192)	455	—	12,737	—
Other items, net	(364)	928	(645)	—	(81)
Total other income and expenses, net	(2,493)	1,383	(503)	12,737	11,124
Income before income taxes	32,475	7,692	6,849	(12,737)	34,279
Income taxes	8,206	2,026	(222)	—	10,010
Net income	$24,269	$5,666	$7,071	$(12,737)	$24,269

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$25,086	$6,327	$3,368	$(9,695)	$25,086
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	855	—	855	(855)	855
Other comprehensive income, net of tax	1,070	—	855	(855)	1,070
Comprehensive income	$26,156	$6,327	$4,223	$(10,550)	$26,156

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,269	$5,666	$7,071	$(12,737)	$24,269
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	—	—	—	215
Foreign currency translation adjustment	568	—	568	(568)	568
Other comprehensive income, net of tax	783	—	568	(568)	783
Comprehensive income	$25,052	$5,666	$7,639	$(13,305)	$25,052

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of March 31, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11,415	$52	$25,367	$—	$36,834
Receivables	126,154	5,555	11,725	(406)	143,028
Other current assets	16,611	64,530	13,231	(42,389)	51,983
Total current assets	154,180	70,137	50,323	(42,795)	231,845
Property and equipment, at cost, net	46,996	16,888	34,519	—	98,403
Goodwill	159,196	—	15,342	—	174,538
Intangible assets, net	141,483	93,646	11,796	—	246,925
Notes receivable, net of allowances	20,346	—	57,940	—	78,286
Investments, employee benefit plans, at fair value	—	20,142	—	—	20,142
Investments in affiliates	283,439	47,882	—	(331,321)	—
Advances to affiliates	10,704	109,042	11	(119,757)	—
Deferred income taxes	16,982	10,050	170	(2,601)	24,601
Other assets	417	154,978	21,882	—	177,277
Total assets	$833,743	$522,765	$191,983	$(496,474)	$1,052,017
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$16,489	$42,869	$3,778	$(406)	$62,730
Accrued expenses and other current liabilities	60,724	27,752	12,866	(42,389)	58,953
Deferred revenue	31,101	28,515	2,631	—	62,247
Current portion of long-term debt	—	—	1,265	—	1,265
Liability for guest loyalty program	—	83,843	232	—	84,075
Total current liabilities	108,314	182,979	20,772	(42,795)	269,270
Long-term debt	783,588	3,712	8,445	—	795,745
Long-term deferred revenue	72,259	22,436	1,656	—	96,351
Deferred compensation & retirement plan obligations	—	24,499	14	—	24,513
Advances from affiliates	115,267	1,371	3,119	(119,757)	—
Income tax payable	—	—	29,041	—	29,041
Other liabilities	14,232	64,859	20,524	(2,601)	97,014
Total liabilities	1,093,660	299,856	83,571	(165,153)	1,311,934
Total shareholders’ (deficit) equity	(259,917)	222,909	108,412	(331,321)	(259,917)
Total liabilities and shareholders’ deficit	$833,743	$522,765	$191,983	$(496,474)	$1,052,017

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,671	$38	$222,627	$—	$235,336
Receivables	107,470	6,120	12,480	(200)	125,870
Other current assets	12,507	60,569	9,930	(43,783)	39,223
Total current assets	132,648	66,727	245,037	(43,983)	400,429
Property and equipment, at cost, net	47,736	18,114	17,524	—	83,374
Goodwill	65,813	—	14,944	—	80,757
Intangible assets, net	5,122	83,441	11,929	—	100,492
Notes receivable, net of allowances	22,193	—	57,943	—	80,136
Investments, employee benefit plans, at fair value	—	20,838	—	—	20,838
Investments in affiliates	475,434	47,172	—	(522,606)	—
Advances to affiliates	10,517	120,466	—	(130,983)	—
Deferred income taxes	20,548	9,335	169	(2,828)	27,224
Other assets	189	160,045	41,707	—	201,941
Total assets	$780,200	$526,138	$389,253	$(700,400)	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,326	$48,213	$4,500	$(200)	$67,839
Accrued expenses and other current liabilities	73,225	41,814	13,059	(43,783)	84,315
Deferred revenue	24,984	25,301	1,857	—	52,142
Current portion of long-term debt	—	—	1,232	—	1,232
Liability for guest loyalty program	—	78,899	224	—	79,123
Total current liabilities	113,535	194,227	20,872	(43,983)	284,651
Long-term debt	713,175	3,712	8,405	—	725,292
Long-term deferred revenue	71,100	20,513	2,540	—	94,153
Deferred compensation & retirement plan obligations	—	25,552	14	—	25,566
Advances from affiliates	126,691	1,294	2,998	(130,983)	—
Income taxes payable	—	—	29,041	—	29,041
Other liabilities	14,300	62,845	20,772	(2,828)	95,089
Total liabilities	1,038,801	308,143	84,642	(177,794)	1,253,792
Total shareholders’ (deficit) equity	(258,601)	217,995	304,611	(522,606)	(258,601)
Total liabilities and shareholders’ deficit	$780,200	$526,138	$389,253	$(700,400)	$995,191

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$197,590	$4,159	$5,087	$(202,284)	$4,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(2,904)	(837)	(1,255)	—	(4,996)
Investment in intangible assets	(1,193)	—	—	—	(1,193)
Business acquisition, net of cash acquired	(231,317)	—	—	—	(231,317)
Contributions to equity method investments	—	(1,432)	(23)	—	(1,455)
Distributions from equity method investments	—	564	202	—	766
Issuance of mezzanine and other notes receivable	(2,500)	—	—	—	(2,500)
Collections of mezzanine and other notes receivable	150	—	—	—	150
Purchases of investments, employee benefit plans	—	(1,669)	—	—	(1,669)
Proceeds from sales of investments, employee benefit plans	—	1,029	—	—	1,029
Advances to and investments in affiliates	—	(2,450)	—	2,450	—
Divestment in affiliates	—	650	—	(650)	—
Net cash used in investing activities	(237,764)	(4,145)	(1,076)	1,800	(241,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	70,000	—	—	—	70,000
Principal payments on long-term debt	—	—	(111)	—	(111)
Proceeds from the issuance of long-term debt	—	—	212	—	212
Purchase of treasury stock	(41,869)	—	—	—	(41,869)
Debt issuance costs	—	—	(914)	—	(914)
Proceeds from exercise of stock options	23,052	—	—	—	23,052
Proceeds from contributions from affiliates	—	—	2,450	(2,450)	—
Distributions to affiliates	—	—	(650)	650	—
Dividends paid	(12,265)	—	(202,284)	202,284	(12,265)
Net cash provided by (used in) financing activities	38,918	—	(201,297)	200,484	38,105
Net change in cash and cash equivalents	(1,256)	14	(197,286)	—	(198,528)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	26	—	26
Cash and cash equivalents at beginning of period	12,671	38	222,627	—	235,336
Cash and cash equivalents at end of period	$11,415	$52	$25,367	$—	$36,834

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(13,926)	$33,440	$4,700	$—	$24,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(3,832)	(710)	(176)	—	(4,718)
Investment in intangible assets	(1,369)	(719)	—	—	(2,088)
Contributions to equity method investments	—	(31,592)	(18)	—	(31,610)
Distributions from equity method investments	—	—	510	—	510
Issuance of mezzanine and other notes receivable	(330)	—	(9,533)	—	(9,863)
Collections of mezzanine and other notes receivable	522	—	—	—	522
Purchases of investments, employee benefit plans	—	(1,424)	—	—	(1,424)
Proceeds from sales of investments, employee benefit plans	—	843	—	—	843
Advances to and investments in affiliates	—	(484)	—	484	—
Divestment in affiliates	—	510	—	(510)	—
Other items, net	—	—	(4)	—	(4)
Net cash used in investing activities	(5,009)	(33,576)	(9,221)	(26)	(47,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	22,800	—	—	—	22,800
Principal payments on long-term debt	—	—	(153)	—	(153)
Purchase of treasury stock	(7,271)	—	—	—	(7,271)
Proceeds from exercise of stock options	4,963	—	—	—	4,963
Proceeds from contributions from affiliates	—	—	484	(484)	—
Distributions to affiliates	—	—	(510)	510	—
Dividends paid	(12,139)	—	—	—	(12,139)
Net cash provided by (used in) financing activities	8,353	—	(179)	26	8,200
Net change in cash and cash equivalents	(10,582)	(136)	(4,700)	—	(15,418)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	427	—	427
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$4,114	$23	$183,335	$—	$187,472

13.	Reportable Segment Information

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
The financial results for the three months ended March 31, 2017 have been updated to reflect the Company's adoption of Topic 606 as discussed in Note 1. In addition, the financial results related to SkyTouch are now reported as a component of Corporate & Other.

The Company evaluates its hotel franchising segment based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate & Other column. Corporate & Other revenues include rental income related to an office building owned by the Company, as well as revenues related to the Company's vacation rental initiatives and its SkyTouch operations related to providing cloud-based technology products to hoteliers not under franchise agreements with the Company. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. The Company does not allocate interest expense, interest income, other gains and losses or income taxes to its hotel franchising segment.
The following table presents the financial information for the Company's hotel franchising segment:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated

Revenues	$205,622	$3,772	$209,394	$186,313	$2,555	$188,868
Operating income (loss)	$59,358	$(13,109)	$46,249	$58,256	$(12,853)	$45,403
Income (loss) before income taxes	$53,389	$(22,928)	$30,461	$56,176	$(21,897)	$34,279

14.	Commitments and Contingencies
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2018 and December 31, 2017.

On September 12, 2017, the Company transferred a portion of an outstanding note receivable to a third party for $24.2 million.  In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note if the Company declares a default against the borrower and enters into foreclosure proceedings.  The Company believes the likelihood of foreclosure on the note is remote as of March 31, 2018.
Commitments
The Company has the following commitments outstanding at March 31, 2018:

•
The Company provides financing in the form of franchise agreement acquisition costs to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2018, the Company had commitments to extend an additional $215.1 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $13.5 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
In October 2017, the Company committed to provide financing to a development company to construct a Cambria hotel. The Company has committed to provide an aggregate of $3.8 million, if certain conditions are met. As of March 31, 2018, no funds have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. For the three months ended March 31, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs. The Company committed to make additional capital contributions totaling $14.4 million for the development of the hotel to be operated under the Company's Cambria Hotels brand.

•
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. These fees are described in Note 2 Revenue. In accordance with terms of our franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to assess and collect such amounts.

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

15.	Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For both the three months ended March 31, 2018 and 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.3 million.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 5. Pursuant to these franchise agreements, for the three months ended March 31, 2018 and 2017, the Company recorded royalty and marking reservation system fees of approximately $4.6 million and $3.9 million, respectively. The Company recorded $1.1 million and $1.3 million as a receivable due from these joint ventures as of March 31, 2018 and December 31, 2017, respectively. In addition, the Company paid commissions of $44 thousand and $22 thousand for the three months ended March 31, 2018 and 2017 to an on-line travel agent for which the Company is a joint venture member.

16.	Acquisition

On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring. At the time of the acquisition, WoodSpring franchised 239 economy extended stay hotels across 35 U.S. states. The total consideration was $231.6 million, which consisted of cash paid, net of cash acquired, of $231.3 million as well as liabilities assumed of $0.4 million and a preliminary working capital adjustment of $0.1 million. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired, and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018 and are included in the Company’s hotel franchising segment.
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets and liabilities assumed as of February 1, 2018. The Company continues to gather information concerning the valuation of assets acquired and liabilities assumed and is in the process of reviewing the preliminary assessment with its valuation specialists and as a result the allocation is not final. The preliminary fair value of the assets and liabilities is as follows:

(in thousands)
Cash	$250
Accounts receivables	1,258
Prepaid	23
Contract assets	115,000
Tradename	22,000
Goodwill	93,384
Accounts payable	(348)
Total Consideration	$231,567

The purchase price, subject to customary adjustments, was based on the projected business growth and cash flows over the next several years and indicated a value that was in excess of the current net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill as follows:

	(in thousands)	Useful Life
Franchise agreements acquired	$115,000	12-20 years
WoodSpring tradename	22,000	Indefinite
Goodwill	93,384	Indefinite
Total	$230,384

The excess value recorded in goodwill is expected to be recovered through growth within the existing customer base, improvements in hotel RevPAR and new agreements signed with new franchisees and developers. The full amount of goodwill is deductible for tax purposes. The Company's pro forma results of operations for this acquisition have not been presented here because the effect of this acquisition was not material to the Company's consolidated results of operations.

17.	Subsequent Events

On April 19, 2018, the Company's Board of Directors declared a cash dividend on the Company's common stock of $0.215 per share. The dividend is payable on July 17, 2018, to stockholders of record on July 2, 2018.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance (“Topic 606”). The Company adopted Topic 606 under the full retrospective method. As a result, the Company’s results from operations for the three months ended March 31, 2017 have been revised to reflect the requirements of Topic 606.

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,853 hotels open and 956 hotels under construction, awaiting conversion or approved for development as of March 31, 2018, with 554,320 rooms and 78,969 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Ascend Hotel Collection®, Cambria® Hotels, Comfort®, Sleep Inn®, Quality®, Clarion®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Econo Lodge®, Rodeway Inn®, and Vacation Rentals by Choice Hotels® (collectively, the "Choice brands").

On February 1, 2018, the Company acquired all of the issued and outstanding equity interests of WoodSpring Hotels Franchise Services LLC (“WSFS”). WSFS is the franchisor of WoodSpring Suites and at acquisition had 239 units (28,680 rooms) operating in the economy extended stay segment in 35 states in the United States. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values of the acquisition date. The acquisition allowed the Company to accelerate its growth in the economy extended stay segment. The results of WSFS have been consolidated within the Company’s hotel franchising segment since February 1, 2018.
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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.7 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.

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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve our franchisees’ revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs for our franchisees. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment for franchisees, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels under franchise, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.

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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2018, we have repurchased 49.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.1 million shares at an average price of $15.73 per share. The Company purchased 0.4 million shares of common stock under the share repurchase program at a total cost of $35.0 million during the three months ended March 31, 2018. At March 31, 2018, we had approximately 3.6 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the first quarter of 2017, the Company's board of directors announced a quarterly cash dividend rate to $0.215 per common share outstanding. The projected annual dividend in 2018 is $0.86 per common share outstanding. During the three months ended March 31, 2018, we paid cash dividends totaling approximately $12.3 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2018 would be approximately $48.8 million.

The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets and to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Notwithstanding investments in these alternative growth strategies, the Company expects to continue to return value to its shareholders over time through a combination of share repurchases and dividends.
We believe our growth investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operations: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of these value drivers. These measurements are primarily driven by the operations of our hotel franchise system and, therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs. Since our hotel franchising activities represents approximately 98% of total revenues, our discussion of our results from operations primarily relate to our hotel franchising activities.
Our discussion of the hotel franchising activities also excludes the Company’s marketing and reservation system revenues and expenses. The Company's franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and therefore no income or loss will be generated. As a result, the Company excludes the financial impacts of this program from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended March 31, 2018 and 2017, marketing and reservation system expenses exceeded revenues by $12.2 million and $9.1 million, respectively.
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

Hotel Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, non-franchised hotel property management software activities, vacation rental activities, which include operations that provides SaaS technology solutions to vacation rental management companies, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from hotel franchising revenues since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for franchisee marketing and reservation activities. Our non-franchised hotel property management software and vacation rental activities are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complimentary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Hotel Franchising Revenues

	Three Months Ended March 31,
	(In thousands)
	2018	2017

Total Revenues	$209,394	$188,868
Adjustments:
Marketing and reservation system revenues	(107,001)	(98,853)
Non-hotel franchising activities	(3,772)	(2,555)
Hotel Franchising Revenues	$98,621	$87,460

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2018 and 2017

Summarized financial results for the three months ended March 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
REVENUES
Royalty fees	$76,698	$68,294
Initial franchise and relicensing fees	6,214	5,806
Procurement services	9,938	7,363
Marketing and reservation system	107,001	98,853
Other	9,543	8,552
Total revenues	209,394	188,868
OPERATING EXPENSES
Selling, general and administrative	40,864	33,745
Depreciation and amortization	3,053	1,726
Marketing and reservation system	119,228	107,994
Total operating expenses	163,145	143,465
Operating income	46,249	45,403
OTHER INCOME AND EXPENSES, NET
Interest expense	11,309	11,205
Interest income	(1,609)	(1,264)
Other (gains) losses	120	(897)
Equity in net loss of affiliates	5,968	2,080
Total other income and expenses, net	15,788	11,124
Income before income taxes	30,461	34,279
Income taxes	5,375	10,010
Net income	$25,086	$24,269

Results of Operations
The Company recorded income before income taxes of $30.5 million for the three month period ended March 31, 2018, a $3.8 million or 11% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $3.9 million increase in equity in net losses from affiliates and a $1.0 million decrease in other gains (losses) partially offset by an $0.8 million increase in operating income and a $0.3 million increase in interest income.

Operating income increased $0.8 million primarily due to a $11.2 million or 13% increase in the Company's hotel franchising revenues and a $1.2 million increase in non-hotel franchising revenues partially offset by a $7.1 million increase in SG&A expenses, a $1.3 million increase in depreciation and amortization expenses and a $3.1 million increase in the net deficit generated from marketing and reservation system activities. The primary reasons for these fluctuations are described in more detail below.

Hotel Franchising Revenues

Hotel franchising revenues were $98.6 million for the three months ended March 31, 2018 compared to $87.5 million for the three months ended March 31, 2017, an increase of $11.2 million or 13%. The increase in hotel franchising revenues is primarily due to a $8.4 million or 12% increase in royalty revenues, a $2.6 million or 35% increase in procurement services revenues, and an increase of approximately $0.2 million in non-compliance and other revenues.

Royalty Fees

Domestic royalty fees for the three months ended March 31, 2018 increased $8.1 million to $71.8 million from $63.7 million for the three months ended March 31, 2017, an increase of 13%. The increase in domestic royalty fees reflects an additional $3.3 million recognized as a result of the acquisition of WSFS on February 1, 2018.

Excluding the acquisition of WSFS, the increase in domestic royalties is attributable to a 3.1% increase in domestic RevPAR, a 2.5% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 2.4% increase in average daily rates, accompanied by a 40 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system, excluding WSFS, increased from 4.55% for the three months ended March 31, 2017 to 4.68% for the three months ended March 31, 2018. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$88.73	58.2%	$51.59	$87.03	58.5%	$50.90	2.0%	(30)	bps	1.4%
Comfort Suites	95.13	65.7%	62.46	93.40	65.1%	60.84	1.9%	60	bps	2.7%
Sleep	81.40	59.9%	48.76	79.20	60.0%	47.54	2.8%	(10)	bps	2.6%
Quality	75.83	54.2%	41.07	73.76	53.1%	39.20	2.8%	110	bps	4.8%
Clarion	79.62	51.9%	41.34	78.05	53.6%	41.83	2.0%	(170)	bps	(1.2)%
Econo Lodge	58.74	49.4%	29.02	57.33	48.6%	27.84	2.5%	80	bps	4.2%
Rodeway	60.06	51.9%	31.19	59.63	51.1%	30.49	0.7%	80	bps	2.3%
MainStay	77.38	63.6%	49.24	71.66	61.7%	44.21	8.0%	190	bps	11.4%
Suburban	53.50	73.7%	39.43	51.01	74.2%	37.82	4.9%	(50)	bps	4.3%
Cambria Hotels	129.05	66.4%	85.68	122.24	68.1%	83.26	5.6%	(170)	bps	2.9%
Ascend Hotel Collection	115.98	53.1%	61.55	117.29	51.3%	60.21	(1.1)%	180	bps	2.2%
Total*	$80.30	56.5%	$45.33	$78.41	56.1%	$43.98	2.4%	40	bps	3.1%
* Total operating statistics exclude the statistics for the WoodSpring Suites brand, which was acquired on February 1, 2018

The number of total domestic rooms on-line increased by 9.7% to 441,743 rooms as of March 31, 2018 from 402,700 as of March 31, 2017. The total number of domestic hotels on-line increased by 7.4% to 5,739 as of March 31, 2018 from 5,343 as of March 31, 2017. The increase in units and rooms reflects the acquisition of WSFS, which added 239 hotels and 28,680 rooms on the date of acquisition.
A summary of domestic hotels and rooms on-line at March 31, 2018 and 2017 by brand is as follows:

	March 31, 2018		March 31, 2017		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,072	83,958	1,103	85,583	(31)	(1,625)	(2.8)%	(1.9)%
Comfort Suites	565	43,875	566	43,740	(1)	135	(0.2)%	0.3%
Sleep	385	27,443	382	27,301	3	142	0.8%	0.5%
Quality	1,562	121,665	1,457	114,837	105	6,828	7.2%	5.9%
Clarion	162	21,547	161	22,159	1	(612)	0.6%	(2.8)%
Econo Lodge	833	50,808	845	52,113	(12)	(1,305)	(1.4)%	(2.5)%
Rodeway	603	34,538	558	32,103	45	2,435	8.1%	7.6%
WoodSpring Suites	241	28,909	—	—	241	28,909	NM	NM
MainStay	58	4,111	57	4,148	1	(37)	1.8%	(0.9)%
Suburban	58	6,349	59	6,598	(1)	(249)	(1.7)%	(3.8)%
Cambria Hotels	37	5,301	28	3,667	9	1,634	32.1%	44.6%
Ascend Hotel Collection	163	13,239	127	10,451	36	2,788	28.3%	26.7%
Total Domestic Franchises	5,739	441,743	5,343	402,700	396	39,043	7.4%	9.7%

International royalty fees for the three months ended March 31, 2018 increased $0.3 million to $4.9 million, an increase of 8% compared to the three months ended March 31, 2017.

The increase in international royalty fees resulted primarily from improvements in RevPAR in the countries in which we operate partially offset by a decline in the number of international rooms on-line. International rooms on-line declined by 95 from 112,672 as of March 31, 2017 to 112,577 as of March 31, 2018 with the total number of hotels on-line decreasing by 37 from 1,151 as of March 31, 2017 to 1,114 as of March 31, 2018.

The net decline in rooms is at a lower rate than the net decline in hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system as well as fees required to renew existing franchise agreements.

During the first quarter of 2018, the Company executed 122 domestic franchise agreements representing 10,477 rooms compared to 106 franchising agreements representing 7,271 rooms for the first quarter of 2017. The acquisition of WSFS resulted in 31 new construction franchise agreements, including 19 with WoodSpring's largest franchisee in the first quarter of 2018. Domestic franchise agreements executed for new construction hotels totaled 66 representing 5,832 rooms during the three months ended March 31, 2018 compared to 38 contracts representing 2,458 rooms for the three months ended March 31, 2017. Conversion hotel executed franchise agreements totaled 56 representing 4,645 rooms for the three months ended March 31, 2018 compared to 68 agreements representing 4,813 rooms for the same period a year ago.

The Company executed 110 domestic relicensing contracts during the three months ended March 31, 2018, compared to 111 executed during the three months ended March 31, 2017. The Company executed 5 domestic renewal agreements during both the three months ended March 31, 2018 and 2017.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.4 million or 7% from $5.8 million to $6.2 million the three months ended March 31, 2017 and March 31, 2018, respectively.
As of March 31, 2018, the Company had 914 franchised hotels with 74,443 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 724 hotels and 55,375 rooms at March 31, 2017. The number of new construction franchised hotels in the Company's domestic pipeline increased 17% to 591 at March 31, 2018 from 505 at March 31, 2017. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years and the acquisition of WSFS on February 1, 2018. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 11 hotels or 5% from 219 hotels at March 31, 2017 to 230 hotels at March 31, 2018, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 42 franchised hotels with 4,526 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2018 compared to 71 hotels and 7,113 rooms at March 31, 2017. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $2.6 million or 35% from $7.4 million for the three months ended March 31, 2017 to $9.9 million for the three months ended March 31, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Revenue: Revenue increased $1.0 million from the three months ended March 31, 2017 to $9.5 million for the three months ended March 31, 2018. The increase in other income primarily reflects a $1.2 million increase in revenues related to the Company's non-hotel franchising divisions.

Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $40.9 million for the three months ended March 31, 2018, which increased $7.1 million from the three months ended March 31, 2017.
SG&A expenses for the three months ended March 31, 2018 and 2017 include approximately $5.0 million and $3.7 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. SG&A from non-franchising activities increased $1.3 million from the same period of the prior year primarily due increased expenses to support the growth of the division that provides SaaS technology solutions to vacation rental management companies.
Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended March 31, 2018 increased $5.8 million or 19% to $35.9 million in the current year primarily due to $4.2 million in transaction and transition related costs incurred in conjunction with the acquisition of WSFS on February 1, 2018. Excluding the impact of these transaction and transition costs, SG&A increased $1.6 million or 5% due to general costs increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the three months ended March 31, 2018 increased $1.3 million to $3.1 million from the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $1.3 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Interest Income: Interest income increased $0.3 million from $1.3 million for the three months ended March 31, 2017 to $1.6 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Other (Gains) and Losses: Other gains and losses declined from a gain of $0.9 million for the three months ended March 31, 2017 to a loss of $0.1 million for the three months ended March 31, 2018. The decline is primarily due to losses resulting from the fluctuation in the fair value of the investments held in the Company’s non-qualified employee benefit plans in the current year period compared to gains in the prior year quarter.
Equity in Net Loss of Affiliates: The Company recorded net losses of $6.0 million from its unconsolidated joint ventures for the three months ended March 31, 2018, compared net losses of $2.1 million for the three months ended March 31, 2017. The fluctuations in net losses from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Taxes: The effective income tax rates were 17.6% and 29.2% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. federal income tax rate of 21.0% due to the impact of foreign operations and $1.6 million of ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2017 was lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations and $1.2 million of ASU 2016-09 benefits from share-based compensation, partially offset by state income taxes.

Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Operating Activities
During the three months ended March 31, 2018 and 2017, net cash provided by operating activities totaled $4.6 million and $24.2 million, respectively. Operating cash flows decreased $19.6 million primarily due to an increase in cash outflows in contract acquisition costs and timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter in to new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2018 and 2017, the Company's net advances for these purposes totaled $11.9 million and $4.5 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At March 31, 2018, the Company had commitments to extend an additional $215.0 million for these purposes provided certain conditions are met by its franchisees.

The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system.
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending.
Investing Activities
Cash utilized for investing activities totaled $241.2 million and $47.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2018 primarily reflects the following items:
During the three months ended March 31, 2018 and 2017, the Company completed the acquisition of the brand and franchise business of Woodspring Suites. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total consideration was $231.3 million, which consisted of cash paid, net of cash acquired. Of the cash paid at closing, $0.5 million will be held in escrow for a three month period after closing when the final net working capital adjustment will be determined.
During the three months ended March 31, 2018 and 2017, the Company invested $1.5 million and $31.6 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $0.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $13.5 million to existing joint ventures supporting these efforts.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivables. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2018, the Company advanced and received repayments totaling $2.5 million and $0.2 million for these purposes, respectively. For the three months ended March 31, 2017, the Company advanced and received repayments totaling $9.9 million and $0.5 million for these purposes, respectively. At March 31, 2018, the Company had commitments to extend an additional $3.8 million for these purposes provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2018, the Company had approximately $260.9 million outstanding pursuant to these financial support activities.

Financing Activities
Financing cash flows relate primarily to the Company's borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.

Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholder on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company's domestic subsidiaries.
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

At March 31, 2018, the Company maintained a total leverage ratio of 2.31x and a consolidated fixed charge ratio of 8.16x and was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2018, the Company had been advanced approximately $3.7 million pursuant to these agreements and expects to receive the remaining $0.7 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2018.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. For the three months ended March 31, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs. In addition, the Company committed to make additional capital contributions totaling $14.4 million for the development of the hotel to be operated under the Company's Cambria Hotel brand.

Transfer of Interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million.The transaction did not qualify as a sale and therefore the outstanding notes receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At March 31, 2018, Other Long-Term liabilities includes $24.4 million pursuant to this transaction.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the three months ended March 31, 2018 remained unchanged from the previous quarterly declaration.
During the three months ended March 31, 2018, the Company paid cash dividends totaling $12.3 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2018 would be approximately $48.8 million.

Share Repurchases
The Company purchased 0.4 million shares of common stock at a total cost of $35.0 million under the share repurchase program during the three months ended March 31, 2018. Since the program's inception through March 31, 2018, we have repurchased 49.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.1 million shares at an average price of $15.73 per share. As of March 31, 2018, the Company had approximately 3.6 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2018, the Company redeemed 85,674 shares of common stock at a total cost of approximately $6.9 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
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
The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees was remote at March 31, 2018 and December 31, 2017.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K.
Revenue Recognition
Revenues are primarily derived from franchise agreements with third-party hotel owners. Franchise fees include the following:

•
Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees.

•
Initial franchise and relicensing fees. Initial and relicensing fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These revenues are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees will typically be recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.

•
Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.

•
Marketing and reservation system revenues. The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. These services are comprised of multiple fees including the following:

▪	Fees based on a percentage of gross room revenues are recognized in the period the gross room revenue was earned, based on the underlying hotel’s sales or usage.

▪	Fees based on the occurrence of a designated transaction or event are recognized in the period the transaction or event occurred.

▪	System implementation fees charged to franchisees are deferred and recognized as revenue over the term of the franchise agreement.

▪
Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty program. The revenue recognition of this program is discussed in Choice Privileges Loyalty Program below.

Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending.
We make certain payments to customers as an incentive to enter in to new franchise agreements (“Franchise agreement acquisition cost”). We capitalize such payments as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations are recorded within the selling, general and administrative expenses and marketing and reservations expenses.

The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within Procurement services revenue.

The Company is party to SaaS arrangements. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and recognized in the current period.
Choice Privileges Loyalty program
Choice Privileges is the Company’s frequent guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchises. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
Loyalty point revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. No loyalty program revenues are recognized at the time the loyalty points are issued.

The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheet. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability, represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the income statement.
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. Choice Privileges members can earn points through participation in the partner’s program. Partner agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to hotel guests. Allocation of fixed and variable consideration to the performance obligations is based on standalone selling price as estimated based on market and income methods, which represent significant judgments. The amounts allocated to brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, primarily within Procurement services revenue. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as points are redeemed including an estimate of breakage, primarily within Marketing and reservation system revenue.
Mezzanine and Other Notes Receivables
The Company has provided financing to franchisees in support of the development of properties in strategic markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectability and records an allowance for loss on its mezzanine and other notes receivable when recording the receivables in the Company’s financial statements. These estimates are updated quarterly based on available information. The Company utilizes the level of security as its primary credit quality indicator (i.e., senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans.
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

New Accounting Standards
See Note 1, "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards," of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2018 and for information on our anticipated adoption of recently issued accounting standards.
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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposures to risks relating to our hotel development and financing activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 31, 2018.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.1 million and $22.6 million at March 31, 2018 and December 31, 2017, respectively which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2018, the Company had $140.0 million of variable interest rate debt instruments outstanding at an effective rate of 3.14%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2018 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting
We implemented new internal controls to address all impacts of Topic 606 on our financial statements for its adoption on January 1, 2018 and going forward. These included the development of internal controls over new accounting policies and processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 1, 2018. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2018:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2018	22,168	$71.90	—	4,016,795
February 28, 2018	44,347	80.43	—	4,016,795
March 31, 2018	451,324	81.44	432,165	3,584,630
Total	517,839	$80.94	432,165	3,584,630
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through March 31, 2018, the Company has repurchased 49.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.1 million shares at an average price of $15.73 a share.

(2)
During the three months ended March 31, 2018, the Company redeemed 85,674 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01*	Fourth Supplemental Indenture, dated as of February 2, 2018, among Choice Hotels International, Inc., WoodSpring Hotels Franchise Services, LLC., and Wells Fargo Bank, National Association

4.02*	Guarantee Agreement Supplement, dated as of February 1, 2018, by WoodSpring Hotels Franchise Services, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2018	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2018	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer