Form 10-Q
period 2018-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2018-08-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT JUNE 30, 2018
Common Stock, Par Value $0.01 per share	56,633,606

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Royalty fees	$103,219	$91,599	$179,917	$159,893
Initial franchise and relicensing fees	6,481	5,728	12,695	11,534
Procurement services	17,833	14,372	27,771	21,735
Marketing and reservation system	157,347	140,477	264,348	239,330
Other	10,561	8,840	20,104	17,392
Total revenues	295,441	261,016	504,835	449,884
OPERATING EXPENSES
Selling, general and administrative	46,270	44,038	87,134	77,783
Depreciation and amortization	3,669	1,659	6,722	3,385
Marketing and reservation system	136,568	128,780	255,796	236,774
Total operating expenses	186,507	174,477	349,652	317,942
Gain on sale of land and building, net	82	—	82	—
Operating income	109,016	86,539	155,265	131,942
OTHER INCOME AND EXPENSES, NET
Interest expense	11,705	11,280	23,014	22,485
Interest income	(1,643)	(1,438)	(3,252)	(2,702)
Other gains	(503)	(576)	(383)	(1,473)
Equity in net (income) loss of affiliates	(567)	859	5,401	2,939
Total other income and expenses, net	8,992	10,125	24,780	21,249
Income before income taxes	100,024	76,414	130,485	110,693
Income taxes	20,185	25,729	25,560	35,739
Net income	$79,839	$50,685	$104,925	$74,954

Basic earnings per share	$1.41	$0.90	$1.85	$1.33
Diluted earnings per share	$1.40	$0.89	$1.83	$1.32

Cash dividends declared per share	$0.215	$0.215	$0.43	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$79,839	$50,685	$104,925	$74,954
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	(1,869)	1,423	(1,014)	1,991
Other comprehensive income (loss), net of tax	(1,653)	1,639	(583)	2,422
Comprehensive income	$78,186	$52,324	$104,342	$77,376
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$37,148	$235,336
Receivables (net of allowance for doubtful accounts of $14,087 and $12,221, respectively)	186,034	125,870
Income taxes receivable	50	—
Notes receivable, net of allowance	29,237	13,256
Other current assets	30,683	25,967
Total current assets	283,152	400,429
Property and equipment, at cost, net	112,567	83,374
Goodwill	173,741	80,757
Intangible assets, net	248,469	100,492
Notes receivable, net of allowances	78,921	80,136
Investments, employee benefit plans, at fair value	20,349	20,838
Investments in unconsolidated entities	133,478	134,226
Deferred income taxes	23,310	27,224
Other assets	49,029	67,715
Total assets	$1,123,016	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$72,266	$67,839
Accrued expenses and other current liabilities	73,940	84,315
Deferred revenue	58,190	52,142
Current portion of long-term debt	1,099	1,232
Liability for guest loyalty program	81,178	79,123
Total current liabilities	286,673	284,651
Long-term debt	795,124	725,292
Long-term deferred revenue	103,754	98,459
Deferred compensation and retirement plan obligations	24,866	25,566
Income taxes payable	29,041	29,041
Deferred income taxes	—	39
Liability for guest loyalty program	48,592	48,701
Other liabilities	38,918	42,043
Total liabilities	1,326,968	1,253,792
Commitments and Contingencies
Common stock, $0.01 par value, 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2018 and December 31, 2017 and 56,633,606 and 56,679,968 shares outstanding at June 30, 2018 and December 31, 2017, respectively	951	951
Additional paid-in-capital	204,899	182,448
Accumulated other comprehensive loss	(5,282)	(4,699)
Treasury stock (38,432,032 and 38,385,670 shares at June 30, 2018 and December 31, 2017, respectively), at cost	(1,112,376)	(1,064,573)
Retained earnings	707,856	627,272
Total shareholders’ deficit	(203,952)	(258,601)
Total liabilities and shareholders’ deficit	$1,123,016	$995,191

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,925	$74,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,722	3,385
Depreciation and amortization – marketing and reservation system	10,048	10,157
Franchise agreement acquisition cost amortization	4,375	3,305
Loss (gain) on disposal of assets	(82)	4
Provision for bad debts, net	4,356	1,707
Non-cash stock compensation and other charges	7,716	8,082
Non-cash interest and other (income) loss	808	(274)
Deferred income taxes	3,828	(732)
Equity in net losses from unconsolidated joint ventures, less distributions received	6,702	3,543
Franchise agreement acquisition cost, net of reimbursements	(20,326)	(14,108)
Change in working capital and other, net of acquisition	(65,258)	(25,915)
Net cash provided by operating activities	63,814	64,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,611)	(10,687)
Investment in intangible assets	(1,329)	(2,228)
Proceeds from sales of assets	3,052	—
Business acquisition, net of cash acquired	(231,317)	—
Contributions to equity method investments	(7,206)	(42,127)
Distributions from equity method investments	1,210	1,696
Purchases of investments, employee benefit plans	(2,047)	(1,736)
Proceeds from sales of investments, employee benefit plans	1,828	2,094
Issuance of mezzanine and other notes receivable	(19,005)	(14,977)
Collections of mezzanine and other notes receivable	3,505	552
Other items, net	232	110
Net cash used in investing activities	(272,688)	(67,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	69,000	23,200
Principal payments on long-term debt	(362)	(309)
Purchase of treasury stock	(70,573)	(7,414)
Dividends paid	(24,454)	(24,333)
Debt issuance costs	(914)	—
Proceeds from issuance of long term debt	352	—
Proceeds from transfer of interest in notes receivable	173	—
Proceeds from exercise of stock options	38,059	6,590
Net cash provided by (used in) financing activities	11,281	(2,266)
Net change in cash and cash equivalents	(197,593)	(5,461)
Effect of foreign exchange rate changes on cash and cash equivalents	(595)	955
Cash and cash equivalents at beginning of period	235,336	202,463
Cash and cash equivalents at end of period	$37,148	$197,957
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$22,470	$30,813
Interest, net of capitalized interest	$21,558	$21,206
Non-cash investing and financing activities:
Dividends declared but not paid	$12,114	$12,133
Investment in property and equipment acquired in accounts payable	$3,393	$895
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together the "Company") have been prepared by the Company in accordance with United States of America generally accepted accounting principles ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
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
On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Hotels Franchise Services ("WoodSpring"). The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018. See Note 16 for additional information.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in Note 1 “Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2017. The significant accounting policies that changed in 2018 are set forth below.
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

•
Topic 606 also impacted the Company’s accounting for surpluses and deficits generated from marketing and reservation system activities. The Company has historically, consistent with its existing agreements, not earned a profit or generated a loss from marketing and reservation activities, and as a result, the Company recorded excess marketing and reservation system revenues or expenses as assets or liabilities on the Company’s balance sheet prior to the adoption of Topic 606. However, as a result of the adoption of Topic 606, the Company will no longer defer revenues and expenses or record assets and liabilities when system revenues exceed expenses in the current period or vice versa. The Company intends to manage these activities to break-even over time but anticipates that net income or loss may be generated quarterly due to the seasonal nature of the hotel industry and annually based on the level of investments needed for new initiatives that benefit our franchisees.

All amounts and disclosures set forth in this Form 10-Q reflect the necessary adjustments required for the adoption of Topic 606, including the reclassification of prior year balances to conform to current year presentation. See Note 2 for further details on the adoption of Topic 606 and impact to the Company's significant accounting policies. In accordance with Topic 606 requirements, the disclosure of the impact of adoption on the Company's prior period consolidated statements of income and balance sheet is presented below. The adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing activities, but resulted in certain reclassifications within cash flows from operating activities, on the prior period consolidated statement of cash flows.

	Three Months Ended June 30, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$276,799	$(15,783)	$261,016
Total operating expenses	199,293	(24,816)	174,477
Income before income taxes	67,381	9,033	76,414
Income taxes	22,386	3,343	25,729
Net income	44,995	5,690	50,685
Diluted earnings per share	0.79	0.10	0.89

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$474,697	$(24,813)	$449,884
Total operating expenses	344,684	(26,742)	317,942
Income before income taxes	108,764	1,929	110,693
Income taxes	35,025	714	35,739
Net income	73,739	1,215	74,954
Diluted earnings per share	1.30	0.02	1.32

	December 31, 2017
	As Previously Reported (1)(2)	Adoption of Topic 606	As Adjusted
Balance Sheet	(in thousands)
Receivables (net of allowance for doubtful accounts)	$125,452	$418	$125,870
Current notes receivable, net of allowances	13,904	(648)	13,256
Other current assets	28,241	(2,274)	25,967
Intangible assets, net	14,672	85,820	100,492
Notes receivable, net of allowances	147,993	(67,857)	80,136
Deferred income tax asset	13,335	13,889	27,224
Other assets	29,479	38,236	67,715
Accounts payable(1)	67,839	—	67,839
Accrued expenses and other current liabilities(1)	84,315	—	84,315
Current deferred revenue(2)	13,190	38,952	52,142
Current liability for guest loyalty program(2)	79,183	(60)	79,123
Deferred revenue(1)(2)	18,335	80,124	98,459
Liability for guest loyalty program(2)	48,738	(37)	48,701
Other liabilities(1)(2)	46,939	(4,896)	42,043
Retained earnings	673,771	(46,499)	627,272

(1) The Company performed reclassifications of certain payroll taxes from Accrued expenses and other current liabilities to Accounts payable totaling $4.3 million, and the entirety of Income taxes payable to Accrued expenses and other current liabilities totaling $2.8 million. In addition, $4.3 million was reclassified from Other liabilities to Deferred revenue.
(2) As a result of adoption of Topic 606 and in accordance with reporting requirements, the Company performed revisions to the presentation within Total liabilities in the consolidated balance sheet to add non-current Deferred revenue and current and non-current Liability for guest loyalty program line items. Amounts originally captured in current Deferred revenue and Other liabilities have been reclassified to the new line items in the table above.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The Company adopted this ASU on January 1, 2018, and it did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date. The standard requires entities to determine whether an arrangement contains a lease or a service agreement as the accounting treatment is different between the two arrangements. The standard also requires the lessee to evaluate whether a lease is a financing lease or an operating lease as the accounting and presentation guidance between the two are different. ASU 2016-02 also modifies the classification criteria and accounting for sales-type and direct financing leases for lessors. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 and apply the package of practical expedients available upon adoption. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements and disclosures. The Company expects the ASU to have a material effect on its consolidated balance sheet as a result of recognizing a lease obligation and right-of-use asset for the Company's operating leases. This differs from present day treatment of operating leases, which primarily are not captured on the Company's consolidated balance sheet in accordance with current GAAP. The Company does not expect a material effect on its consolidated statements of income.

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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of June 30, 2018, the current and non-current deferred revenue balances are $29.2 million and $17.5 million, respectively. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
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
Other
The Company is party to other non-franchising agreements that generate revenue within Other revenue in the consolidated statements of income which are primarily Software as a Service (“SaaS”) arrangements for non-franchised hoteliers and vacation rental management companies. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when points are issued under the Choice Privileges loyalty program but for which revenue is not yet recognized since the related points have not been redeemed. Initial and relicensing fees paid on WoodSpring franchise agreements executed after February 1, 2018 are included in the "Increases to the contract liability balance due to cash received" caption in the table below. No WoodSpring amounts are included in the "Revenue recognized in the period" caption, as WoodSpring balances were not included in the contract liability balance as of December 31, 2017. See Note 16 for additional information.
Significant changes in the contract liabilities balances during the period December 31, 2017 to June 30, 2018 are as follows:

(in thousands)
Balance as of December 31, 2017	$132,339
Increases to the contract liability balance due to cash received	39,687
Revenue recognized in the period	(30,557)
Balance as of June 30, 2018	$141,469
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $141.5 million as of June 30, 2018. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is equal to or greater than the period of enforceable rights on the franchise agreement. Capitalized franchise sales commissions are $45.4 million within Other assets as of June 30, 2018. Amortization expense and impairment loss for the three and six months ended June 30, 2018 was $2.2 million and $4.2 million, respectively, and is reflected within selling, general and administrative expenses.

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

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$103,219	$—	$103,219	$91,599	$—	$91,599
Initial franchise and relicensing fees	6,481	—	6,481	5,728	—	5,728
Procurement services	16,919	914	17,833	13,816	556	14,372
Marketing and reservation system	130,616	26,731	157,347	120,564	19,913	140,477
Other	10,024	185	10,209	6,917	1,564	8,481
Total Topic 606 revenues	$267,259	$27,830	295,089	$238,624	$22,033	260,657
Non-Topic 606 revenues			352			359
			$295,441			$261,016

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$179,917	$—	$179,917	$159,893	$—	$159,893
Initial franchise and relicensing fees	12,695	—	12,695	11,534	—	11,534
Procurement services	26,484	1,287	27,771	20,949	786	21,735
Marketing and reservation system	231,744	32,604	264,348	213,416	25,914	239,330
Other	18,544	857	19,401	13,654	3,042	16,696
Total Topic 606 revenues	$469,384	$34,748	504,132	$419,446	$29,742	449,188
Non-Topic 606 revenues			703			696
			$504,835			$449,884
Non-Topic 606 revenues represent revenue from operations of office buildings and parking lots and are presented in Other revenues in the consolidated statements of income.
As presented in Note 13, the Corporate & Other amounts represent $3.3 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $5.1 million for six months ended June 30, 2018 and 2017, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the hotel franchising segment.

3.	Other Current Assets
Other current assets consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$19,028	$14,205
Other current assets	4,655	4,762
Land held for sale	7,000	7,000
Total	$30,683	$25,967
Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the six months ended June 30, 2018, the Company sold one parcel of land, classified as a long-term asset as of December 31, 2017, with a total book value of $3.0 million recognizing a gain on sale of $82 thousand. As of June 30, 2018, the Company has $7.0 million of Land held for sale, which represents one parcel of land that is expected to be sold prior to March 31, 2019.

4.	Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	June 30, 2018	December 31, 2017
Credit Quality Indicator	(in thousands)
Senior	$85,763	$73,700
Subordinated	21,631	18,647
Unsecured	2,901	3,182
Total notes receivable	110,295	95,529
Allowance for losses on non-impaired loans	490	490
Allowance for losses on receivables specifically evaluated for impairment	1,647	1,647
Total loan reserves	2,137	2,137
Net carrying value	$108,158	$93,392
Current portion, net	$29,237	$13,256
Long-term portion, net	78,921	80,136
Total	$108,158	$93,392

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

The Company determined that approximately $1.8 million of its subordinated mezzanine and other notes receivable were impaired at both June 30, 2018 and December 31, 2017, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both June 30, 2018 and December 31, 2017. The average mezzanine and other notes receivable on non-accrual status was approximately $1.8 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. Approximately $43 thousand and $44 thousand of interest income on impaired loans was recognized on a cash basis during the six months ended June 30, 2018 and 2017. The Company provided loan reserves on non-impaired loans totaling $0.5 million at June 30, 2018 and December 31, 2017. There were no changes in total loan reserves between December 31, 2017 and June 30, 2018.

Past due balances of mezzanine and other notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
	(in thousands)
As of June 30, 2018
Senior	$2,603	$3,019	$5,622	$80,141	$85,763
Subordinated	—	—	—	21,631	21,631
Unsecured	—	—	—	2,901	2,901
	$2,603	$3,019	$5,622	$104,673	$110,295
As of December 31, 2017
Senior	$—	$—	$—	$73,700	$73,700
Subordinated	—	—	—	18,647	18,647
Unsecured	—	—	—	3,182	3,182
	$—	$—	$—	$95,529	$95,529

Variable Interest through Notes Issued
The Company has issued mezzanine and other notes receivables to certain entities that have created variable interests in these borrowers totaling $50.6 million and $35.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). Each of these loans have stated fixed and/or variable interest amounts. The Company has identified loans totaling approximately $5.9 million and $2.1 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.9 million and $0.1 million, respectively, as of June 30, 2018 and December 31, 2017. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Transfer of interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million. The transaction did not qualify as a sale and therefore the outstanding note receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. As of June 30, 2018 and December 31, 2017, Other Long-Term liabilities includes $24.4 million and $24.2 million, respectively, pursuant to this transaction.

5.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interest in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $129.2 million and $130.2 million at June 30, 2018 and December 31, 2017, respectively, that the Company determined to be VIEs. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended June 30, 2018 and 2017, the Company recognized losses totaling $0.1 million and $1.4 million, respectively, from these investments. For the six months ended June 30, 2018 and 2017, the Company recognized losses totaling $6.5 million and $3.9 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties described in Note 14 "Commitments and Contingencies" of these financial statements.

6.	Debt
Debt consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.6 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively	$396,445	$396,057
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.7 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively	249,335	249,182
$450 million senior unsecured credit facility with an effective interest rate of 3.39% and 2.84%, less deferred issuance costs of $1.8 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively	137,224	67,936
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.5 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively	8,529	8,853
Economic development loans with an effective interest rate of 3.0% at June 30, 2018 and December 31, 2017, respectively	4,064	3,712
Other notes payable	626	784
Total debt	$796,223	$726,524
Less current portion	1,099	1,232
Total long-term debt	$795,124	$725,292

For additional information regarding the senior unsecured credit facility and other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

7.	Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2018:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2017	$(2,298)	$(2,401)	$(4,699)
Other comprehensive income before reclassification	—	(1,014)	(1,014)
Amounts reclassified from accumulated other comprehensive loss	431	—	431
Net current period other comprehensive income	431	(1,014)	(583)
Ending balance, June 30, 2018	$(1,867)	$(3,415)	$(5,282)

The amounts reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2018 were reclassified to the following line items in the Company's Consolidated Statements of Income.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Loss on cash flow hedge
Interest rate contract	$216	$431	Interest expense
	—	—	Tax (expense) benefit
	$216	$431	Net of tax

8.	Fair Value Measurements
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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of June 30, 2018
Mutual funds(1)	$21,508	$21,508	$—	$—
Money market funds(1)	1,664	—	1,664	—
	$23,172	$21,508	$1,664	$—
As of December 31, 2017
Money market funds, included in cash and cash equivalents	$50,419	$—	$50,419	$—
Mutual funds(1)	20,869	20,869	—	—
Money market funds(1)	1,702	—	1,702	—
	$72,990	$20,869	$52,121	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and Other current assets on the consolidated balance sheets.

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
The money market funds previously included in cash and cash equivalents were used to fund the WoodSpring acquisition on February 1, 2018. See Note 16 for further information on the acquisition. The fair values of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At June 30, 2018 and December 31, 2017, the $250 million senior notes had an approximate fair value of $259.2 million and $269.2 million, respectively. At June 30, 2018 and December 31, 2017, the $400 million senior notes had an approximate fair value of $417.5 million and $440.1 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

9.	Income Taxes
The effective income tax rates were 20.2% and 33.7% for the three months ended June 30, 2018 and 2017, respectively. The effective income tax rates were 19.6% and 32.3% for the six months ended June 30, 2018 and 2017, respectively.
The effective income tax rate for the three and six months ended June 30, 2018 was lower than the U.S. federal income tax rate of 21% due to the impact of foreign operations and excess tax benefits from share-based compensation of $1.9 million and $3.5 million, respectively, partially offset by state income taxes. The effective income tax rate for the three and six months ended June 30, 2017 was lower than the U.S. federal income tax rate of 35% due to the impact of foreign operations and excess tax benefits from share-based compensation of $0.6 million and $1.8 million, partially offset by state income taxes.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act. As of June 30, 2018, the Company made a reasonable estimate of the tax effects of the Act and will continue to refine its calculations as additional analysis is completed. Estimates may also be affected as additional clarification and understanding of the tax law is provided. These changes could be material to income tax expense.

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

10.	Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Stock options	$0.6	$1.1	$1.3	$2.2
Restricted stock	1.6	1.7	3.3	3.4
Performance vested restricted stock units	1.5	1.1	2.6	2.1
Total	$3.7	$3.9	$7.2	$7.7
Income tax benefits	$0.9	$1.5	$1.7	$2.9
A summary of stock-based award activity as of June 30, 2018 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,976,326	$50.80		348,876	$57.05	294,204	$56.95
Granted	109,045	81.55		94,574	81.38	97,490	81.55
Exercised/Vested	(741,265)	51.34		(89,609)	55.82	(28,971)	61.49
Expired	(2,018)	63.47		—	—	—	—
Forfeited	(53,075)	56.15		(33,643)	57.51	(20,545)	62.82
Outstanding at June 30, 2018	1,289,013	$52.85	3.8 years	320,198	$64.53	342,178	$63.21
Options exercisable at June 30, 2018	842,719	$48.05	3.1 years

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
Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the three and six months ended June 30, 2018 range from 12 - 48 months.
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

Share Repurchases and Redemptions
The Company purchased 357,175 and 789,340 shares of common stock under the share repurchase program at a total cost of $28.5 million and $63.5 million during the three and six months ended June 30, 2018, respectively.
During the three and six months ended June 30, 2018, the Company redeemed 2,515 and 88,189 shares of common stock at a total cost of approximately $0.2 million and $7.1 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

11.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Computation of Basic Earnings Per Share:
Numerator:
Net income	$79,839	$50,685	$104,925	$74,954
Income allocated to participating securities	(462)	(359)	(627)	(535)
Net income available to common shareholders	$79,377	$50,326	$104,298	$74,419
Denominator:
Weighted average common shares outstanding – basic	56,364	56,073	56,414	56,007

Basic earnings per share	$1.41	$0.90	$1.85	$1.33

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$79,839	$50,685	$104,925	$74,954
Income allocated to participating securities	(459)	(357)	(623)	(532)
Net income available to common shareholders	$79,380	$50,328	$104,302	$74,422
Denominator:
Weighted average common shares outstanding – basic	56,364	56,073	56,414	56,007
Diluted effect of stock options and PVRSUs	468	355	557	361
Weighted average common shares outstanding – diluted	56,832	56,428	56,971	56,368

Diluted earnings per share	$1.40	$0.89	$1.83	$1.32

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
At June 30, 2018 and 2017, the Company had 1.3 million and 2.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and six months ended June 30, 2018, 0.1 million anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended June 30, 2017, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2017, the Company excluded 0.4 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation when the performance conditions have been met at the reporting date. However, at June 30, 2018 and 2017, PVRSUs totaling 324,434 and 294,334, respectively, were excluded from the computation since the performance conditions had not been met.

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

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$97,414	$39,194	$10,377	$(43,766)	$103,219
Initial franchise and relicensing fees	6,349	—	132	—	6,481
Procurement services	17,345	258	440	(210)	17,833
Marketing and reservation system	117,741	144,761	4,119	(109,274)	157,347
Other	8,093	135	2,734	(401)	10,561
Total revenues	246,942	184,348	17,802	(153,651)	295,441
OPERATING EXPENSES
Selling, general and administrative	45,438	38,999	5,834	(44,001)	46,270
Marketing and reservation system	126,281	116,196	3,741	(109,650)	136,568
Depreciation and amortization	2,295	578	796	—	3,669
Total operating expenses	174,014	155,773	10,371	(153,651)	186,507
Gain on sale of land and building, net	—	175	(93)	—	82
Operating income	72,928	28,750	7,338	—	109,016
OTHER INCOME AND EXPENSES, NET
Interest expense	11,386	—	319	—	11,705
Equity in earnings of consolidated subsidiaries	(32,528)	(165)	—	32,693	—
Other items, net	(744)	(288)	(1,681)	—	(2,713)
Total other income and expenses, net	(21,886)	(453)	(1,362)	32,693	8,992
Income before income taxes	94,814	29,203	8,700	(32,693)	100,024
Income taxes	14,975	4,759	451	—	20,185
Net income	$79,839	$24,444	$8,249	$(32,693)	$79,839

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$169,029	$75,403	$18,847	$(83,362)	$179,917
Initial franchise and relicensing fees	12,401	—	294	—	12,695
Procurement services	27,024	382	718	(353)	27,771
Marketing and reservation system	206,136	251,187	7,865	(200,840)	264,348
Other	14,095	135	6,367	(493)	20,104
Total revenues	428,685	327,107	34,091	(285,048)	504,835
OPERATING EXPENSES
Selling, general and administrative	86,795	71,613	12,624	(83,898)	87,134
Marketing and reservation system	235,528	212,051	9,367	(201,150)	255,796
Depreciation and amortization	3,944	1,127	1,651	—	6,722
Total operating expenses	326,267	284,791	23,642	(285,048)	349,652
Gain on sale of land and buildings, net	—	175	(93)	—	82
Operating income	102,418	42,491	10,356	—	155,265
OTHER INCOME AND EXPENSES, NET
Interest expense	22,377	—	637	—	23,014
Equity in earnings of consolidated subsidiaries	(43,294)	906	—	42,388	—
Other items, net	(1,241)	5,328	(2,321)	—	1,766
Total other income and expenses, net	(22,158)	6,234	(1,684)	42,388	24,780
Income before income taxes	124,576	36,257	12,040	(42,388)	130,485
Income taxes	19,651	5,486	423	—	25,560
Net income	$104,925	$30,771	$11,617	$(42,388)	$104,925

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$85,945	$41,918	$10,821	$(47,085)	$91,599
Initial franchise and relicensing fees	5,548	—	180	—	5,728
Procurement services	14,312	—	60	—	14,372
Marketing and reservation system	128,970	111,793	3,849	(104,135)	140,477
Other	6,521	41	2,582	(304)	8,840
Total revenues	241,296	153,752	17,492	(151,524)	261,016
OPERATING EXPENSES
Selling, general and administrative	46,997	37,842	6,592	(47,393)	44,038
Marketing and reservation system	123,045	105,544	4,322	(104,131)	128,780
Depreciation and amortization	377	469	813	—	1,659
Total operating expenses	170,419	143,855	11,727	(151,524)	174,477
Operating income	70,877	9,897	5,765	—	86,539
OTHER INCOME AND EXPENSES, NET
Interest expense	11,138	—	142	—	11,280
Equity in earnings of consolidated subsidiaries	(12,195)	(21)	—	12,216	—
Other items, net	(423)	968	(1,700)	—	(1,155)
Total other income and expenses, net	(1,480)	947	(1,558)	12,216	10,125
Income before income taxes	72,357	8,950	7,323	(12,216)	76,414
Income taxes	21,672	3,573	484	—	25,729
Net income	$50,685	$5,377	$6,839	$(12,216)	$50,685

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Royalty fees	$149,541	$72,653	$21,335	$(83,636)	$159,893
Initial franchise and relicensing fees	11,159	—	375	—	11,534
Procurement services	21,613	—	122	—	21,735
Marketing and reservation system	216,670	205,517	7,322	(190,179)	239,330
Other	12,808	81	4,994	(491)	17,392
Total revenues	411,791	278,251	34,148	(274,306)	449,884
OPERATING EXPENSES
Selling, general and administrative	84,445	65,113	12,379	(84,154)	77,783
Marketing and reservation system	225,726	193,186	8,014	(190,152)	236,774
Depreciation and amortization	761	980	1,644	—	3,385
Total operating expenses	310,932	259,279	22,037	(274,306)	317,942
Gain on sale of land and buildings, net	—	—	—	—	—
Operating income	100,859	18,972	12,111	—	131,942
OTHER INCOME AND EXPENSES, NET
Interest expense	22,201	—	284	—	22,485
Equity in earnings of consolidated subsidiaries	(25,387)	434	—	24,953	—
Other items, net	(787)	1,896	(2,345)	—	(1,236)
Total other income and expenses, net	(3,973)	2,330	(2,061)	24,953	21,249
Income before income taxes	104,832	16,642	14,172	(24,953)	110,693
Income taxes	29,878	5,599	262	—	35,739
Net income	$74,954	$11,043	$13,910	$(24,953)	$74,954

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$79,839	$24,444	$8,249	$(32,693)	$79,839
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	(1,869)	—	(1,869)	1,869	(1,869)
Other comprehensive income (loss), net of tax	(1,653)	—	(1,869)	1,869	(1,653)
Comprehensive income	$78,186	$24,444	$6,380	$(30,824)	$78,186

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$104,925	$30,771	$11,617	$(42,388)	$104,925
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	(1,014)	—	(1,014)	1,014	(1,014)
Other comprehensive income (loss), net of tax	(583)	—	(1,014)	1,014	(583)
Comprehensive income	$104,342	$30,771	$10,603	$(41,374)	$104,342

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$50,685	$5,377	$6,839	$(12,216)	$50,685
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	216	—	—	—	216
Foreign currency translation adjustment	1,423	—	1,423	(1,423)	1,423
Other comprehensive income (loss), net of tax	1,639	—	1,423	(1,423)	1,639
Comprehensive income	$52,324	$5,377	$8,262	$(13,639)	$52,324

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,954	$11,043	$13,910	$(24,953)	$74,954
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	431	—	—	—	431
Foreign currency translation adjustment	1,991	—	1,991	(1,991)	1,991
Other comprehensive income (loss), net of tax	2,422	—	1,991	(1,991)	2,422
Comprehensive income	$77,376	$11,043	$15,901	$(26,944)	$77,376

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,467	$47	$29,634	$—	$37,148
Receivables	150,487	24,297	11,743	(493)	186,034
Other current assets	29,115	60,225	9,995	(39,365)	59,970
Total current assets	187,069	84,569	51,372	(39,858)	283,152
Property and equipment, at cost, net	46,535	26,680	39,352	—	112,567
Goodwill	159,196	—	14,545	—	173,741
Intangible assets, net	233,488	2,605	12,376	—	248,469
Notes receivable, net of allowances	20,796	—	58,125	—	78,921
Investments, employee benefit plans, at fair value	—	20,349	—	—	20,349
Investments in affiliates	314,114	48,799	—	(362,913)	—
Advances to affiliates	9,774	195,935	21	(205,730)	—
Deferred income taxes	17,036	6,851	169	(746)	23,310
Other assets	1,048	159,781	21,678	—	182,507
Total assets	$989,056	$545,569	$197,638	$(609,247)	$1,123,016
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$25,119	$43,246	$4,394	$(493)	$72,266
Accrued expenses and other current liabilities	68,504	30,648	14,153	(39,365)	73,940
Deferred revenue	25,702	30,305	2,183	—	58,190
Current portion of long-term debt	—	—	1,099	—	1,099
Liability for guest loyalty program	—	80,949	229	—	81,178
Total current liabilities	119,325	185,148	22,058	(39,858)	286,673
Long-term debt	783,004	4,064	8,056	—	795,124
Long-term deferred revenue	78,529	23,132	2,093	—	103,754
Deferred compensation & retirement plan obligations	—	24,852	14	—	24,866
Advances from affiliates	202,278	1,433	2,019	(205,730)	—
Income tax payable	—	—	29,041	—	29,041
Other liabilities	9,872	59,581	18,803	(746)	87,510
Total liabilities	1,193,008	298,210	82,084	(246,334)	1,326,968
Total shareholders’ (deficit) equity	(203,952)	247,359	115,554	(362,913)	(203,952)
Total liabilities and shareholders’ deficit	$989,056	$545,569	$197,638	$(609,247)	$1,123,016

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,671	$38	$222,627	$—	$235,336
Receivables	107,470	6,120	12,480	(200)	125,870
Other current assets	12,507	60,569	9,930	(43,783)	39,223
Total current assets	132,648	66,727	245,037	(43,983)	400,429
Property and equipment, at cost, net	47,736	18,114	17,524	—	83,374
Goodwill	65,813	—	14,944	—	80,757
Intangible assets, net	5,122	83,441	11,929	—	100,492
Notes receivable, net of allowances	22,193	—	57,943	—	80,136
Investments, employee benefit plans, at fair value	—	20,838	—	—	20,838
Investments in affiliates	475,434	47,172	—	(522,606)	—
Advances to affiliates	10,517	120,466	—	(130,983)	—
Deferred income taxes	20,548	9,335	169	(2,828)	27,224
Other assets	189	160,045	41,707	—	201,941
Total assets	$780,200	$526,138	$389,253	$(700,400)	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$15,326	$48,213	$4,500	$(200)	$67,839
Accrued expenses and other current liabilities	73,225	41,814	13,059	(43,783)	84,315
Deferred revenue	24,984	25,301	1,857	—	52,142
Current portion of long-term debt	—	—	1,232	—	1,232
Liability for guest loyalty program	—	78,899	224	—	79,123
Total current liabilities	113,535	194,227	20,872	(43,983)	284,651
Long-term debt	713,175	3,712	8,405	—	725,292
Long-term deferred revenue	75,367	20,552	2,540	—	98,459
Deferred compensation & retirement plan obligations	—	25,552	14	—	25,566
Advances from affiliates	126,691	1,294	2,998	(130,983)	—
Income taxes payable	—	—	29,041	—	29,041
Other liabilities	10,033	62,806	20,772	(2,828)	90,783
Total liabilities	1,038,801	308,143	84,642	(177,794)	1,253,792
Total shareholders’ (deficit) equity	(258,601)	217,995	304,611	(522,606)	(258,601)
Total liabilities and shareholders’ deficit	$780,200	$526,138	$389,253	$(700,400)	$995,191

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$234,961	$20,558	$10,579	$(202,284)	$63,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(4,456)	(11,711)	(5,444)	—	(21,611)
Investment in intangible assets	(1,329)	—	—	—	(1,329)
Business acquisition, net of cash acquired	(231,317)	—	—	—	(231,317)
Proceeds from sale of assets	—	175	2,877	—	3,052
Contributions to equity method investments	—	(7,157)	(49)	—	(7,206)
Distributions from equity method investments	—	564	646	—	1,210
Issuance of mezzanine and other notes receivable	(19,005)	—	—	—	(19,005)
Collections of mezzanine and other notes receivable	3,505	—	—	—	3,505
Purchases of investments, employee benefit plans	—	(2,047)	—	—	(2,047)
Proceeds from sales of investments, employee benefit plans	—	1,828	—	—	1,828
Advances to and investments in affiliates	—	(6,564)	—	6,564	—
Divestment in affiliates	—	4,011	—	(4,011)	—
Other items, net	232	—	—	—	232
Net cash used in investing activities	(252,370)	(20,901)	(1,970)	2,553	(272,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	69,000	—	—	—	69,000
Principal payments on long-term debt	—	—	(362)	—	(362)
Proceeds from the issuance of long-term debt	—	352	—	—	352
Purchase of treasury stock	(70,573)	—	—	—	(70,573)
Debt issuance costs	—	—	(914)	—	(914)
Proceeds from exercise of stock options	38,059	—	—	—	38,059
Proceeds from transfer of interest in notes receivable	173	—	—	—	173
Proceeds from contributions from affiliates	—	—	6,564	(6,564)	—
Distributions to affiliates	—	—	(4,011)	4,011	—
Dividends paid	(24,454)	—	(202,284)	202,284	(24,454)
Net cash provided by (used in) financing activities	12,205	352	(201,007)	199,731	11,281
Net change in cash and cash equivalents	(5,204)	9	(192,398)	—	(197,593)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(595)	—	(595)
Cash and cash equivalents at beginning of period	12,671	38	222,627	—	235,336
Cash and cash equivalents at end of period	$7,467	$47	$29,634	$—	$37,148

Choice Hotels International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$9,541	$42,479	$12,745	$(657)	$64,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(9,120)	(1,344)	(223)	—	(10,687)
Investment in intangible assets	(1,499)	(729)	—	—	(2,228)
Contributions to equity method investments	—	(42,090)	(37)	—	(42,127)
Distributions from equity method investments	—	—	1,696	—	1,696
Issuance of mezzanine and other notes receivable	(5,444)	—	(9,533)	—	(14,977)
Collections of mezzanine and other notes receivable	552	—	—	—	552
Purchases of investments, employee benefit plans	—	(1,736)	—	—	(1,736)
Proceeds from sales of investments, employee benefit plans	—	2,094	—	—	2,094
Advances to and investments in affiliates	—	(484)	—	484	—
Divestment in affiliates	—	1,707	—	(1,707)	—
Other items, net	—	113	(3)	—	110
Net cash used in investing activities	(15,511)	(42,469)	(8,100)	(1,223)	(67,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	23,200	—	—	—	23,200
Principal payments on long-term debt	—	—	(309)	—	(309)
Purchase of treasury stock	(7,414)	—	—	—	(7,414)
Proceeds from exercise of stock options	6,590	—	—	—	6,590
Proceeds from contributions from affiliates	—	—	484	(484)	—
Distributions to affiliates	—	—	(1,707)	1,707	—
Dividends paid	(24,333)	—	(657)	657	(24,333)
Net cash provided by (used in) financing activities	(1,957)	—	(2,189)	1,880	(2,266)
Net change in cash and cash equivalents	(7,927)	10	2,456	—	(5,461)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	955	—	955
Cash and cash equivalents at beginning of period	14,696	159	187,608	—	202,463
Cash and cash equivalents at end of period	$6,769	$169	$191,019	$—	$197,957

13.	Reportable Segment Information

Hotel Franchising: Hotel franchising includes the Company's hotel franchising operations consisting of its twelve brands. The twelve brands are aggregated within this segment in consideration of their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate hotel franchising operating income.
The financial results for the three and six months ended June 30, 2017 have been updated to reflect the Company's adoption of Topic 606 as discussed in Note 1. In addition, the financial results related to SkyTouch are now reported as a component of Corporate & Other.

The Company evaluates its hotel franchising segment based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate & Other column. Corporate & Other revenues include rental income related to an office building owned by the Company, as well as revenues related to the Company's vacation rental activities and its SaaS technology solutions divisions which provide cloud-based property management software to non-franchised hoteliers and vacation rental management companies. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. The Company does not allocate interest expense, interest income, other gains and losses or income taxes to its segments.
The following table presents the financial information for the Company's hotel franchising segment:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated

Revenues	$292,186	$3,255	$295,441	$258,459	$2,557	$261,016
Operating income (loss)	$122,665	$(13,649)	$109,016	$101,447	$(14,908)	$86,539
Income (loss) before income taxes	$123,233	$(23,209)	$100,024	$100,588	$(24,174)	$76,414

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated

Revenues	$497,808	$7,027	$504,835	$444,772	$5,112	$449,884
Operating income (loss)	$182,023	$(26,758)	$155,265	$159,703	$(27,761)	$131,942
Income (loss) before income taxes	$176,622	$(46,137)	$130,485	$156,764	$(46,071)	$110,693

14.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered in to various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands.  Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $11.2 million, plus unpaid expenses and accrued unpaid interest.  The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties is remote as of June 30, 2018 and

December 31, 2017.  In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty.

The Company transferred a portion of an outstanding note receivable to a third party for $24.4 million. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note if the Company declares a default against the borrower and enters into foreclosure proceedings.  The Company believes the likelihood of foreclosure on the note is remote as of June 30, 2018.
Commitments
The Company has the following commitments outstanding at June 30, 2018:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2018, the Company had commitments to extend an additional $225.4 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $26.6 million to existing unconsolidated and consolidated joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $13.9 million, upon certain conditions being met. As of June 30, 2018, $1.3 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. For the six months ended June 30, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs.

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

In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties or possible environmental contamination issues. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.

15.	Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and six months ended June 30, 2018, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.8 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 5. Pursuant to these franchise agreements, for the three months ended June 30, 2018 and 2017, the Company recorded royalty and marketing reservation system fees of approximately $6.3 million and $8.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company has recorded royalty and marketing reservation system fees of approximately $10.9 million and $12.0 million, respectively. The Company recorded $1.8 million and $1.3 million as a receivable due from these joint ventures as of June 30, 2018 and December 31, 2017, respectively. In addition, the Company paid commissions of $46 thousand and $45 thousand for the three months ended June 30, 2018 and 2017, respectively, and $90 thousand and $67 thousand for the six months ended June 30, 2018 and 2017, respectively, to an on-line travel agent for which the Company is a joint venture member.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606"). The Company adopted Topic 606 under the full retrospective method. As a result, the Company’s results from operations for the three and six months ended June 30, 2017 have been revised to reflect the requirements of Topic 606.

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,883 hotels open and 1,024 hotels under construction, awaiting conversion or approved for development as of June 30, 2018, with 556,952 rooms and 84,350 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Ascend Hotel Collection®, Cambria® Hotels, Comfort®, Comfort Suites®, Sleep Inn®, Quality®, Clarion®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Econo Lodge®, and Rodeway Inn® (collectively, the "Choice brands").

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
Our Company generates revenues, income and cash flows primarily from initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fee revenues reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.5 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.7 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.

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

Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2018, we have repurchased 49.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.5 million shares at an average price of $16.01 per share. The Company purchased 0.8 million shares of common stock under the share repurchase program at a total cost of $63.5 million during the six months ended June 30, 2018. At June 30, 2018, we had approximately 3.2 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend totaling $0.215 per share on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the six months ended June 30, 2018, we paid cash dividends totaling approximately $24.5 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present outstanding share count and an annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2018 would be approximately $48.8 million.

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
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended June 30, 2018 and 2017, marketing and reservation system revenues exceeded expenses by $20.8 million and $11.7 million, respectively. During the six months ended June 30, 2018 and 2017, marketing and reservation system revenues exceeded expenses by $8.6 million and $2.6 million, respectively.
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

Hotel Franchising Revenues: The Company utilizes franchising revenues, which exclude revenues from marketing and reservation system activities, SaaS technology solutions divisions, vacation rental activities, and revenue generated from the ownership of an office building that is leased to a third-party, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded from hotel franchising revenues since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for franchisee marketing and reservation activities. Our SaaS technology solutions divisions and vacation rental activities are excluded from hotel franchising revenues since those operations do not reflect the Company's core hotel franchising business but represent adjacent, complementary lines of business. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.

Calculation of Hotel Franchising Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	2018	2017	2018	2017

Total Revenues	$295,441	$261,016	$504,835	$449,884
Adjustments:
Marketing and reservation system revenues	(157,347)	(140,477)	(264,348)	(239,330)
Non-hotel franchising activities	(3,255)	(2,557)	(7,027)	(5,112)
Hotel Franchising Revenues	$134,839	$117,982	$233,460	$205,442

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2018 and 2017

Summarized financial results for the three months ended June 30, 2018 and 2017 are as follows:

(in thousands)	2018	2017
REVENUES
Royalty fees	$103,219	$91,599
Initial franchise and relicensing fees	6,481	5,728
Procurement services	17,833	14,372
Marketing and reservation system	157,347	140,477
Other	10,561	8,840
Total revenues	295,441	261,016
OPERATING EXPENSES
Selling, general and administrative	46,270	44,038
Depreciation and amortization	3,669	1,659
Marketing and reservation system	136,568	128,780
Total operating expenses	186,507	174,477
Gain on sale of land and building, net	82	—
Operating income	109,016	86,539
OTHER INCOME AND EXPENSES, NET
Interest expense	11,705	11,280
Interest income	(1,643)	(1,438)
Other gains	(503)	(576)
Equity in net (income) loss of affiliates	(567)	859
Total other income and expenses, net	8,992	10,125
Income before income taxes	100,024	76,414
Income taxes	20,185	25,729
Net income	$79,839	$50,685

Results of Operations
The Company recorded income before income taxes of $100.0 million for the three month period ended June 30, 2018, a $23.6 million or 31% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $22.5 million increase in operating income, a $1.4 million increase in equity in net (income) loss of affiliates, and a $0.2 million increase in interest income partially offset by a $0.4 million increase in interest expense.

Operating income increased $22.5 million primarily due to a $16.9 million or 14% increase in the Company's hotel franchising revenues, a $9.1 million increase in the net surplus generated from marketing and reservation system activities partially offset by a $2.2 million increase in SG&A expenses and a $2.0 million increase in depreciation and amortization expenses. The primary reasons for these fluctuations are described in more detail below.

Hotel Franchising Revenues

Hotel franchising revenues were $134.8 million for the three months ended June 30, 2018 compared to $118.0 million for the three months ended June 30, 2017, an increase of $16.9 million or 14%. The increase in hotel franchising revenues is primarily due to a $11.6 million or 13% increase in royalty revenues, a $0.8 million or 13% increase in initial franchise and relicensing fees, a $3.5 million or 24% increase in procurement services revenues, and a $1.0 million increase in non-compliance, contract termination fees and other franchise revenues.

Royalty Fees

Domestic royalty fees for the three months ended June 30, 2018 increased $11.5 million to $97.6 million from $86.1 million for the three months ended June 30, 2017, an increase of 13%.

The increase in domestic royalties reflect a 2.7% increase in domestic RevPAR, an 8.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate. System-wide RevPAR increased due to a 2.4% increase in average daily rates, accompanied by a 20 basis point increase in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased from 4.59% for the three months ended June 30, 2017 to 4.74% for the three months ended June 30, 2018. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements, annual contractual royalty rate increases contained in existing franchise agreements and the acquisition of WSFS. Overall, the acquisition of WSFS on February 1, 2018 increased domestic royalties for the three months ended June 30, 2018 by $5.2 million.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$97.22	70.2%	$68.20	$95.96	70.6%	$67.76	1.3%	(40)	bps	0.6%
Comfort Suites	100.38	73.8%	74.07	98.54	73.4%	72.32	1.9%	40	bps	2.4%
Sleep	87.28	70.1%	61.17	84.84	69.9%	59.27	2.9%	20	bps	3.2%
Quality	81.67	64.3%	52.52	80.36	63.6%	51.12	1.6%	70	bps	2.7%
Clarion	86.19	62.6%	53.91	85.70	63.9%	54.76	0.6%	(130)	bps	(1.6)%
Econo Lodge	64.10	58.1%	37.21	63.31	57.6%	36.48	1.2%	50	bps	2.0%
Rodeway	64.92	59.4%	38.59	64.94	58.7%	38.12	—%	70	bps	1.2%
WoodSpring Suites*	46.60	81.6%	38.00	42.31	82.1%	34.75	10.1%	(50)	bps	9.4%
MainStay	84.68	74.9%	63.39	76.88	72.4%	55.62	10.1%	250	bps	14.0%
Suburban	56.23	78.6%	44.22	52.42	78.2%	41.00	7.3%	40	bps	7.9%
Cambria Hotels	155.55	74.6%	115.99	142.23	77.2%	109.78	9.4%	(260)	bps	5.7%
Ascend Hotel Collection	132.25	60.0%	79.39	129.17	56.8%	73.32	2.4%	320	bps	8.3%
Total*	$83.64	67.2%	$56.23	$81.67	67.0%	$54.73	2.4%	20	bps	2.7%
* WSFS was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPar reflect operating performance for the three months ended June 30, 2018 and 2017 as if the brand had been acquired on January 1, 2017.

The number of total domestic rooms on-line increased by 8.8% to 442,875 rooms as of June 30, 2018 from 406,902 as of June 30, 2017. The total number of domestic hotels on-line increased by 6.5% to 5,763 as of June 30, 2018 from 5,409 as of June 30, 2017. The increase in units and rooms is primarily attributable to the acquisition of WSFS, which added 239 hotels and 28,680 rooms on the date of acquisition, and the growth of the Quality brand, which added 91 hotels and 5,889 rooms on-line compared to June 30, 2017.

A summary of domestic hotels and rooms on-line at June 30, 2018 and 2017 by brand is as follows:

	June 30, 2018		June 30, 2017		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,071	83,753	1,093	84,956	(22)	(1,203)	(2.0)%	(1.4)%
Comfort Suites	568	44,128	565	43,721	3	407	0.5%	0.9%
Sleep	387	27,579	385	27,574	2	5	0.5%	—%
Quality	1,584	122,850	1,493	116,961	91	5,889	6.1%	5.0%
Clarion	166	21,988	163	22,159	3	(171)	1.8%	(0.8)%
Econo Lodge	830	50,568	843	51,757	(13)	(1,189)	(1.5)%	(2.3)%
Rodeway	601	34,292	586	34,085	15	207	2.6%	0.6%
WoodSpring Suites	245	29,386	—	—	245	29,386	NM	NM
MainStay	61	4,263	56	4,074	5	189	8.9%	4.6%
Suburban	52	5,481	59	6,578	(7)	(1,097)	(11.9)%	(16.7)%
Cambria Hotels	37	5,301	31	4,160	6	1,141	19.4%	27.4%
Ascend Hotel Collection	161	13,286	135	10,877	26	2,409	19.3%	22.1%
Total Domestic Franchises	5,763	442,875	5,409	406,902	354	35,973	6.5%	8.8%

International royalty fees for the three months ended June 30, 2018 increased $0.1 million to $5.6 million, an increase of 2.6% compared to the three months ended June 30, 2017. The increase in international royalty fees resulted primarily from improvements in RevPAR in the countries in which we operate and an increase in the number of international rooms on-line. International rooms on-line increased by 755 from 113,322 as of June 30, 2017 to 114,077 as of June 30, 2018, with the total number of hotels on-line decreasing by 24 from 1,144 as of June 30, 2017 to 1,120 as of June 30, 2018. International rooms increased despite the net decline in hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the second quarter of 2018, the Company executed 188 domestic franchise agreements representing 15,187 rooms compared to 176 franchising agreements representing 13,321 rooms for the second quarter of 2017. The acquisition of WSFS resulted in 13 new construction franchise agreements during the three months ended June 30, 2018. Domestic franchise agreements executed for new construction hotels totaled 76 representing 6,260 rooms during the three months ended June 30, 2018 compared to 56 contracts representing 4,187 rooms for the three months ended June 30, 2017. Conversion hotel executed franchise agreements totaled 112 representing 8,927 rooms for the three months ended June 30, 2018 compared to 120 agreements representing 9,134 rooms for the three months ended June 30, 2017.

The Company executed 112 domestic relicensing contracts during the three months ended June 30, 2018, compared to 126 executed during the three months ended June 30, 2017. The Company executed 7 domestic renewal agreements during the three months ended June 30, 2018, compared to 1 executed during the three months ended June 30, 2017.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.8 million or 13% from $5.7 million to $6.5 million during the three months ended June 30, 2018, and 2017, respectively.
As of June 30, 2018, the Company had 950 franchised hotels with 77,105 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 721 hotels and 55,119 rooms at June 30, 2017. The number of new construction franchised hotels in the Company's domestic pipeline increased 34% to 701 at June 30, 2018 from 523 at June 30, 2017. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years and the acquisition of WSFS on February 1, 2018. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 51 hotels or 26% from 198 hotels at June 30, 2017 to 249 hotels at June 30, 2018, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to four months after the execution of a franchise agreement. The Company had an additional 74 franchised hotels with 7,245 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2018 compared to 71 hotels and 6,825 rooms at June 30, 2017. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $3.5 million or 24% from $14.4 million for the three months ended June 30, 2017 to $17.8 million for the three months ended June 30, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Revenue: Revenue increased $1.7 million from the three months ended June 30, 2017 to $10.6 million for the three months ended June 30, 2018. The increase in other revenue primarily reflects a $0.7 million increase in revenues from the Company's non-hotel franchising lines of business as well as a $1.0 million increase in other revenues associated with the hotel franchising segment.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $46.3 million for the three months ended June 30, 2018, which increased $2.2 million from the three months ended June 30, 2017.
SG&A expenses for the three months ended June 30, 2018 and 2017 include approximately $4.8 million and $5.4 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. SG&A from non-franchising activities decreased $0.6 million from the same period of the prior year primarily due to decreased expenses of the SaaS technology solutions divisions, partially offset by increased expenses of vacation rental activities.
Excluding SG&A expenses for non-hotel franchising divisions, SG&A for the three months ended June 30, 2018 increased $2.9 million or 7% to $41.5 million in the current year primarily due to general costs increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the three months ended June 30, 2018 increased $2.0 million to $3.7 million from the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $1.9 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Interest Income: Interest income increased $0.2 million from $1.4 million for the three months ended June 30, 2017 to $1.6 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Equity in Net (Income) Loss of Affiliates: The Company recorded net income of $0.6 million from its unconsolidated joint ventures for the three months ended June 30, 2018, compared to net losses of $0.9 million for the three months ended June 30, 2017. The fluctuations in net (income) losses from affiliates is primarily attributable to the operational ramp up for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Taxes: The effective income tax rates were 20.2% and 33.7% for the three months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the three months ended June 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to the impact of foreign operations and $1.9 million of excess tax benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended June 30, 2017 was lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations and $0.6 million of excess tax benefits from share-based compensation, partially offset by state income taxes.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2018 and 2017

Summarized financial results for the six months ended June 30, 2018 and 2017 are as follows:

(in thousands)	2018	2017
REVENUES:
Royalty fees	$179,917	$159,893
Initial franchise and relicensing fees	12,695	11,534
Procurement services	27,771	21,735
Marketing and reservation system	264,348	239,330
Other	20,104	17,392
Total revenues	504,835	449,884
OPERATING EXPENSES:
Selling, general and administrative	87,134	77,783
Depreciation and amortization	6,722	3,385
Marketing and reservation system	255,796	236,774
Total operating expenses	349,652	317,942
Gain on sale of land and building, net	82	—
Operating income	155,265	131,942
OTHER INCOME AND EXPENSES, NET:
Interest expense	23,014	22,485
Interest income	(3,252)	(2,702)
Other gains	(383)	(1,473)
Equity in net losses of affiliates	5,401	2,939
Total other income and expenses, net	24,780	21,249
Income before income taxes	130,485	110,693
Income taxes	25,560	35,739
Net income	$104,925	$74,954

Results of Operations
The Company recorded income before income taxes of $130.5 million for the six month period ended June 30, 2018, a $19.8 million, or 18% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $23.3 million increase in operating income, as well as a $0.6 million increase in interest income, partially offset by an increase in net loss of affiliates of $2.5 million and a $1.1 million decrease in other gains.
Operating income increased $23.3 million as the Company's hotel franchising revenues increased by $28.0 million or 14%, a $6.0 million increase in the net surplus generated from marketing and reservation system activities, and a $1.9 million increase in non-hotel franchising revenues partially offset by a $9.4 million increase in SG&A expenses and a $3.3 million increase in depreciation and amortization expenses. The primary reasons for these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $233.5 million for the six months ended June 30, 2018 compared to $205.4 million for the six months ended June 30, 2017, a $28.0 million or 14% increase. The increase in hotel franchising revenues is primarily due to a $20.0 million or 13% increase in royalty revenues, a $6.0 million or 28% increase in procurement services revenues, a $1.2 million increase in initial franchise and relicensing fees, and a $0.8 million increase in non-compliance, contract termination fees and other franchise revenues.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2018 increased $19.6 million to $169.4 million, a 13% increase compared to the six months ended June 30, 2017. The increase in royalties is attributable to a 3.1% increase in RevPAR, an 8.8% increase in the number of domestic franchised hotel rooms from June 30, 2017 to June 30, 2018, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 2.5% increase in average daily rates accompanied by a 40 basis point increase in occupancy rates. The effective royalty rate for the domestic hotel system increased to 4.73% for the six months ended June 30, 2018, compared to 4.58% for the prior year period. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements, contractual royalty rate increases contained in existing franchise agreements and the acquisition of WSFS. Overall, the acquisition of WSFS on February 1, 2018 increased domestic royalties for the six months ended June 30, 2018 by $8.5 million.
A summary of the Company's domestic franchised hotels operating information is as follows:

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$93.46	64.3%	$60.07	$92.00	64.7%	$59.48	1.6%	(40)	bps	1.0%
Comfort Suites	97.95	69.8%	68.36	96.16	69.3%	66.65	1.9%	50	bps	2.6%
Sleep	84.64	65.1%	55.10	82.29	65.0%	53.51	2.9%	10	bps	3.0%
Quality	79.09	59.4%	46.98	77.45	58.5%	45.32	2.1%	90	bps	3.7%
Clarion	83.37	57.5%	47.94	82.30	58.9%	48.45	1.3%	(140)	bps	(1.1)%
Econo Lodge	61.73	53.9%	33.25	60.64	53.2%	32.26	1.8%	70	bps	3.1%
Rodeway	62.75	55.8%	35.03	62.61	55.1%	34.51	0.2%	70	bps	1.5%
WoodSpring Suites*	45.81	80.0%	36.66	41.42	79.5%	32.95	10.6%	50	bps	11.3%
MainStay	81.40	69.4%	56.46	74.51	67.1%	49.99	9.2%	230	bps	12.9%
Suburban	54.86	76.1%	41.74	51.74	76.2%	39.44	6.0%	(10)	bps	5.8%
Cambria Hotels	143.98	70.8%	101.88	133.34	72.9%	97.16	8.0%	(210)	bps	4.9%
Ascend Hotel Collection	124.97	56.7%	70.86	123.71	54.1%	66.96	1.0%	260	bps	5.8%
Total	$80.59	62.8%	$50.58	$78.65	62.4%	$49.05	2.5%	40	bps	3.1%
*WSFS was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPar reflect operating performance for the six months ended June 30, 2018 and 2017 as if the brand had been acquired on January 1, 2017.
International royalty fees for the six months ended June 30, 2018 increased $0.4 million to $10.5 million, an increase of 4% compared to six months ended June 30, 2017. The increase in international royalty fees resulted primarily from improvements in RevPAR in countries in which we operate and a 0.7% increase in the number of international rooms on-line.
Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the six months ended June 30, 2018, the Company executed 310 domestic franchise agreements representing 25,664 rooms compared to 282 franchise agreements representing 20,592 rooms for the six months ended June 30, 2017. The acquisition of WSFS resulted in 44 new construction franchise agreements, including 19 with WoodSpring's largest franchisee in the six months ended June 30, 2018.
Domestic franchise agreements executed for new construction hotels totaled 142 representing 12,092 rooms during the six months ended June 30, 2018 compared to 94 franchise agreements representing 6,645 rooms for the six months ended June 30, 2017. Conversion hotel executed franchise agreements totaled 168 representing 13,572 rooms for the six months ended June 30, 2018 compared to 188 franchise agreements representing 13,947 rooms for the six months ended June 30, 2017.
The Company executed 222 domestic relicensing contracts during the six months ended June 30, 2018, compared to 237 executed during the six months ended June 30, 2017. The Company executed 12 domestic renewal agreements during the six months ended June 30, 2018, compared to 6 executed during the six months ended June 30, 2017.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $1.2 million or 10% from $11.5 million to $12.7 million during the six months ended June 30, 2018 and 2017, respectively.

Procurement Services: Revenues increased $6.0 million or 28% from $21.7 million for the six months ended June 30, 2017 to $27.8 million for the six months ended June 30, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Other Revenue: Revenue increased $2.7 million from the six months ended June 30, 2017 to $20.1 million for the six months ended June 30, 2018. The increase in other revenue primarily reflects a $1.9 million increase in revenues from the Company's non-hotel franchising lines of business as well as a $0.8 million increase in other revenues associated with the hotel franchising segment.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $87.1 million for the six months ended June 30, 2018, an increase of $9.4 million or 12% from the six months ended June 30, 2017.
SG&A expenses for the six months ended June 30, 2018 and 2017 include approximately $9.8 million and $9.1 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. SG&A from non-franchising activities increased $0.7 million from the same period of the prior year primarily due to increased expenses of vacation rental activities, partially offset by decreased expenses of the SaaS technology solutions divisions.
Excluding SG&A for non-hotel franchising activities, SG&A for the six months ended June 30, 2018 increased $8.7 million or 13% in the current year primarily due to $4.2 million in transaction and transition related costs incurred in conjunction with the acquisition of WSFS on February 1, 2018. Excluding the impact of these transaction and transition related costs, SG&A increased $4.5 million or 6% due to general costs increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the six months ended June 30, 2018 increased $3.3 million from $3.4 million to $6.7 million for the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $3.2 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Interest Income: Interest income increased $0.6 million from $2.7 million to $3.3 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Other Gains: Other gains increased from a gain of $1.5 million for the six months ended June 30, 2017 to a gain of $0.4 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Losses of Affiliates: The Company recorded net losses of $5.4 million from its unconsolidated joint ventures for the six months ended June 30, 2018, compared to net losses of $2.9 million for the six months ended June 30, 2017. The fluctuations in net loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.

Income Taxes: The effective income tax rates were 19.6% and 32.3% for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate for the six months ended June 30, 2018 were lower than the U.S. federal income tax rate of 21.0% due the impact of foreign operations and $3.5 million of excess tax benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2017 was lower than the U.S. federal income tax rate of 35.0% due to the impact of foreign operations and $1.8 million of excess tax benefits from share-based compensation, partially offset by state income taxes.

Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

Operating Activities
During the six months ended June 30, 2018 and 2017, net cash provided by operating activities totaled $63.8 million and $64.1 million, respectively. Operating cash flows decreased $0.3 million primarily due to an increase in cash outflows in contract acquisition costs and timing of working capital items partially offset by an increase in operating income.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2018 and 2017, the Company's net advances for these purposes totaled $20.3 million and $14.1 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At June 30, 2018, the Company had commitments to extend an additional $225.3 million for these purposes provided certain conditions are met by its franchisees.

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
Investing Activities
Cash utilized for investing activities totaled $272.7 million and $67.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2018 primarily reflects the following items:
During the six months ended June 30, 2018, the Company completed the acquisition of the brand and franchise business of WoodSpring Suites. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total consideration was $231.3 million, which consisted of cash paid, net of cash acquired. Of the cash paid at closing, $0.5 million is held in escrow until the final net working capital adjustment is determined.
During the six months ended June 30, 2018 and 2017, the Company invested $7.2 million and $42.1 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $1.2 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $26.6 million to existing unconsolidated and consolidated joint ventures supporting these efforts.
During the six months ended June 30, 2018 and 2017, capital expenditures in property and equipment totaled $21.6 million and $10.7 million, respectively. The increase in capital expenditures primarily reflects the Company's acquisition of an aircraft, including avionics and interior upgrades.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2018, the Company advanced and received repayments totaling $19.0 million and $3.5 million for these purposes, respectively. For the six months ended June 30, 2017, the Company advanced and received repayments totaling $15.0 million and $0.6 million for these purposes, respectively. At June 30, 2018, the Company had commitments to extend an additional $12.6 million for these purposes provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $475 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2018, the Company had approximately $280.2 million outstanding pursuant to these financial support activities.

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

At June 30, 2018, the Company maintained a total leverage ratio of 2.26x and a consolidated fixed charge ratio of 8.24x and was in compliance with all financial covenants under the Credit Agreement.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2018, the Company had been advanced approximately $4.1 million pursuant to these agreements and expects to receive the remaining $0.3 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2018.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. For the six months ended June 30, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs.

Transfer of Interest

The Company has transferred $24.4 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore the outstanding notes receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At June 30, 2018, Other Long-Term liabilities includes $24.4 million pursuant to this transaction.
Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the three and six months ended June 30, 2018 remained unchanged from the previous quarterly declaration.
During the six months ended June 30, 2018, the Company paid cash dividends totaling $24.5 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2018 would be approximately $48.8 million.
Share Repurchases

The Company purchased 0.8 million shares of common stock at a total cost of $63.5 million under the share repurchase program during the six months ended June 30, 2018. Since the program's inception through June 30, 2018, we have repurchased 49.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.5 million shares at an average price of $16.01 per share. As of June 30, 2018, the Company had approximately 3.2 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2018, the Company redeemed 88,189 shares of common stock at a total cost of approximately $7.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements

The Company entered in to various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $11.2 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote as of June 30, 2018 and December 31, 2017. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. See Note 14 Commitments and Contingencies for further discussion of our off-balance sheet arrangements.

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

Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposures to risks relating to our hotel development and financing activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits of acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.2 million and $22.6 million at June 30, 2018 and December 31, 2017, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2018, the Company had $139.0 million of variable interest rate debt instruments outstanding at an effective rate of 3.39%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2018 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
Our management, with the participation of our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2018:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2018	22,168	$71.90	—	4,016,795
February 28, 2018	44,347	80.43	—	4,016,795
March 31, 2018	451,324	81.44	432,165	3,584,630
April 30, 2018	189,696	79.71	188,284	3,396,346
May 31, 2018	10,076	79.41	10,076	3,386,270
June 30, 2018	159,918	79.65	158,815	3,227,455
Total	877,529	$80.42	789,340	3,227,455
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through June 30, 2018, the Company has repurchased 49.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 82.5 million shares at an average price of $16.01 a share.

(2)
During the six months ended June 30, 2018, the Company redeemed 88,189 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2018	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2018	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer