Form 10-Q
period 2018-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2018-11-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

CLASS	SHARES OUTSTANDING AT OCTOBER 31, 2018
Common Stock, Par Value $0.01 per share	55,980,838

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Royalty fees	$111,009	$103,322	$290,926	$263,215
Initial franchise and relicensing fees	6,262	5,729	18,957	17,263
Procurement services	11,620	8,810	39,391	30,545
Marketing and reservation system	152,367	142,915	416,715	382,245
Other	10,232	9,154	30,336	26,546
Total revenues	291,490	269,930	796,325	719,814
OPERATING EXPENSES
Selling, general and administrative	38,191	46,573	125,325	124,356
Depreciation and amortization	3,815	1,601	10,537	4,986
Marketing and reservation system	138,316	128,661	394,112	365,435
Total operating expenses	180,322	176,835	529,974	494,777
Gain (loss) on sale of land and building, net	—	(32)	82	(32)
Operating income	111,168	93,063	266,433	225,005
OTHER INCOME AND EXPENSES, NET
Interest expense	11,706	11,399	34,720	33,884
Interest income	(1,966)	(1,575)	(5,218)	(4,277)
Other gains	(972)	(778)	(1,355)	(2,251)
Equity in net (income) loss of affiliates	(43)	274	5,358	3,213
Total other income and expenses, net	8,725	9,320	33,505	30,569
Income before income taxes	102,443	83,743	232,928	194,436
Income tax expense	22,484	26,554	48,044	62,293
Net income	$79,959	$57,189	$184,884	$132,143

Basic earnings per share	$1.42	$1.01	$3.27	$2.34
Diluted earnings per share	$1.41	$1.01	$3.24	$2.33

Cash dividends declared per share	$0.215	$0.215	$0.645	$0.645
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$79,959	$57,189	$184,884	$132,143
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	(250)	851	(1,264)	2,842
Other comprehensive (loss) income, net of tax	(35)	1,066	(618)	3,488
Comprehensive income	$79,924	$58,255	$184,266	$135,631
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$30,916	$235,336
Receivables (net of allowance for doubtful accounts of $15,509 and $12,221, respectively)	185,586	125,870
Income taxes receivable	308	—
Notes receivable, net of allowance	32,642	13,256
Other current assets	31,163	25,967
Total current assets	280,615	400,429
Property and equipment, at cost, net	117,610	83,374
Goodwill	173,641	80,757
Intangible assets, net	263,923	100,492
Notes receivable, net of allowances	83,034	80,136
Investments, employee benefit plans, at fair value	21,542	20,838
Investments in unconsolidated entities	107,905	134,226
Deferred income taxes	32,730	27,224
Other assets	80,037	67,715
Total assets	$1,161,037	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$71,684	$67,839
Accrued expenses and other current liabilities	78,591	84,315
Deferred revenue	65,810	52,142
Current portion of long-term debt	1,099	1,232
Liability for guest loyalty program	82,346	79,123
Total current liabilities	299,530	284,651
Long-term debt	781,433	725,292
Long-term deferred revenue	107,370	98,459
Deferred compensation and retirement plan obligations	26,137	25,566
Income taxes payable	26,276	29,041
Deferred income taxes	—	39
Liability for guest loyalty program	50,085	48,701
Other liabilities	38,285	42,043
Total liabilities	1,329,116	1,253,792
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2018 and December 31, 2017; 56,223,839 and 56,679,968 shares outstanding at September 30, 2018 and December 31, 2017, respectively	951	951
Additional paid-in-capital	209,053	182,448
Accumulated other comprehensive loss	(5,317)	(4,699)
Treasury stock, at cost; 38,841,799 and 38,385,670 shares at September 30, 2018 and December 31, 2017, respectively	(1,148,441)	(1,064,573)
Retained earnings	775,675	627,272
Total shareholders’ deficit	(168,079)	(258,601)
Total liabilities and shareholders’ deficit	$1,161,037	$995,191

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$184,884	$132,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,537	4,986
Depreciation and amortization – marketing and reservation system	14,687	15,454
Franchise agreement acquisition cost amortization	6,662	5,190
(Gain) loss on disposal of assets	(58)	32
Provision for bad debts, net	6,279	3,694
Non-cash stock compensation and other charges	11,455	20,215
Non-cash interest and other (income) loss	492	(451)
Deferred income taxes	(5,610)	51,126
Equity in net losses from unconsolidated joint ventures, less distributions received	7,122	4,278
Franchise agreement acquisition cost, net of reimbursements	(40,554)	(21,443)
Change in working capital and other, net of acquisition	(49,059)	(50,205)
Net cash provided by operating activities	146,837	165,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(34,129)	(17,514)
Investment in intangible assets	(1,665)	(2,376)
Proceeds from sales of assets	3,053	—
Business acquisition, net of cash acquired	(231,317)	—
Asset acquisition, net of cash acquired	(3,179)	—
Contributions to equity method investments	(9,050)	(44,876)
Distributions from equity method investments	1,429	4,307
Purchases of investments, employee benefit plans	(2,441)	(2,140)
Proceeds from sales of investments, employee benefit plans	2,646	2,150
Issuance of notes receivable	(28,876)	(18,565)
Collections of notes receivable	4,747	630
Other items, net	(1,065)	109
Net cash used in investing activities	(299,847)	(78,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) pursuant to revolving credit facilities	56,400	(39,974)
Principal payments on long-term debt	(477)	(484)
Purchase of treasury stock	(109,266)	(8,887)
Dividends paid	(36,628)	(36,483)
Debt issuance costs	(2,590)	—
Proceeds from issuance of long term debt	528	—
Proceeds from transfer of interest in notes receivable	173	24,237
Proceeds from exercise of stock options	41,155	9,799
Net cash used in financing activities	(50,705)	(51,792)
Net change in cash and cash equivalents	(203,715)	34,952
Effect of foreign exchange rate changes on cash and cash equivalents	(705)	1,433
Cash and cash equivalents at beginning of period	235,336	202,463
Cash and cash equivalents at end of period	$30,916	$238,848
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$50,806	$31,254
Interest, net of capitalized interest	$41,746	$41,119
Non-cash investing and financing activities:
Dividends declared but not paid	$12,087	$12,167
Investment in property and equipment acquired in accounts payable	$1,743	$758

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
On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Hotels Franchise Services ("WoodSpring"). The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018. See Note 15 for additional information.

On August 20, 2018, the Company entered into an Amended and Restated Senior Unsecured Credit Agreement (“Restated Credit Agreement”). In accordance with the Restated Credit Agreement, each of the entities that was a guarantor in accordance with the former credit agreement were released from their obligations and the guarantees were terminated. As a result, the Company is no longer required to prepare quarterly condensed consolidating statements of income, comprehensive income, balance sheets, and cash flows segregated by parent entity, guarantor entities, and non-guarantor entities. See Note 6 for additional information.
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

	Three Months Ended September 30, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$295,088	$(25,158)	$269,930
Total operating expenses	217,222	(40,387)	176,835
Income before income taxes	68,514	15,229	83,743
Income taxes	20,919	5,635	26,554
Net income	47,595	9,594	57,189
Diluted earnings per share	0.84	0.17	1.01

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$769,785	$(49,971)	$719,814
Total operating expenses	561,906	(67,129)	494,777
Income before income taxes	177,278	17,158	194,436
Income taxes	55,944	6,349	62,293
Net income	121,334	10,809	132,143
Diluted earnings per share	2.14	0.19	2.33

	December 31, 2017
	As Previously Reported (1)(2)	Adoption of Topic 606	As Adjusted
Balance Sheet	(in thousands)
Receivables (net of allowance for doubtful accounts)	$125,452	$418	$125,870
Current notes receivable, net of allowances	13,904	(648)	13,256
Other current assets	28,241	(2,274)	25,967
Intangible assets, net	14,672	85,820	100,492
Notes receivable, net of allowances	147,993	(67,857)	80,136
Deferred income tax asset	13,335	13,889	27,224
Other assets	29,479	38,236	67,715
Accounts payable(1)	67,839	—	67,839
Accrued expenses and other current liabilities(1)	84,315	—	84,315
Current deferred revenue(2)	13,190	38,952	52,142
Current liability for guest loyalty program(2)	79,183	(60)	79,123
Deferred revenue(1)(2)	18,335	80,124	98,459
Liability for guest loyalty program(2)	48,738	(37)	48,701
Other liabilities(1)(2)	46,939	(4,896)	42,043
Retained earnings	673,771	(46,499)	627,272

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet by recording a liability for its lease obligation and an asset for its right to use the underlying asset as of the lease commencement date. The standard requires entities to determine whether an arrangement contains a lease or a service agreement as the accounting treatment is different between the two arrangements. The standard also requires the lessee to evaluate whether a lease is a financing lease or an operating lease as the accounting and presentation guidance between the two are different. ASU 2016-02 also modifies the classification criteria and accounting for sales-type and direct financing leases for lessors. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 using the modified retrospective approach and apply the package of practical expedients available upon adoption. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements and disclosures. The Company expects the ASU to have a material effect on its consolidated balance sheet as a result of recognizing a lease obligation and right-of-use asset for the Company's operating leases. This differs from present day treatment of operating leases, which primarily are not captured on the Company's consolidated balance sheet in accordance with current GAAP. The Company also expects the ASU to have a significant impact on the extent of lease disclosures in the financial statements. The Company does not expect a material effect on its consolidated statements of income.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies disclosure requirements on fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU 2018-13 will have on the financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the timing of adoption and the potential impact that ASU 2018-15 will have on the financial statements and disclosures.

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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of September 30, 2018, the current and non-current deferred revenue balances are $32.8 million and $19.9 million, respectively. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
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
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when points are issued under the Choice Privileges loyalty program but for which revenue is not yet recognized since the related points have not been redeemed. Initial and relicensing fees paid on WoodSpring franchise agreements executed after February 1, 2018 are included in the "Increases to the contract liability balance due to cash received" caption in the table below. No WoodSpring amounts are included in the "Revenue recognized in the period" caption, as WoodSpring balances were not included in the contract liability balance as of December 31, 2017. See Note 15 for additional information.
Significant changes in the contract liabilities balances during the period December 31, 2017 to September 30, 2018 are as follows:

(in thousands)
Balance as of December 31, 2017	$132,339
Increases to the contract liability balance due to cash received	66,518
Revenue recognized in the period	(49,681)
Balance as of September 30, 2018	$149,176
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $149.2 million as of September 30, 2018. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is equal to or greater than the period of enforceable rights on the franchise agreement. Capitalized franchise sales commissions are $46.1 million within Other assets as of September 30, 2018. Amortization expense and impairment loss for the three and nine months ended September 30, 2018 was $2.0 million and $6.2 million, respectively, and is reflected within selling, general and administrative expenses.

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

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$111,009	$—	$111,009	$103,322	$—	$103,322
Initial franchise and relicensing fees	6,262	—	6,262	5,729	—	5,729
Procurement services	10,949	671	11,620	8,310	500	8,810
Marketing and reservation system	139,577	12,790	152,367	138,222	4,693	142,915
Other	9,769	122	9,891	6,912	1,891	8,803
Total Topic 606 revenues	$277,566	$13,583	291,149	$262,495	$7,084	269,579
Non-Topic 606 revenues			341			351
			$291,490			$269,930

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$290,926	$—	$290,926	$263,215	$—	$263,215
Initial franchise and relicensing fees	18,957	—	18,957	17,263	—	17,263
Procurement services	37,433	1,958	39,391	29,259	1,286	30,545
Marketing and reservation system	371,321	45,394	416,715	351,638	30,607	382,245
Other	28,313	979	29,292	20,566	4,933	25,499
Total Topic 606 revenues	$746,950	$48,331	795,281	$681,941	$36,826	718,767
Non-Topic 606 revenues			1,044			1,047
			$796,325			$719,814
Non-Topic 606 revenues represent revenue from operations of office buildings and parking lots and are presented in Other revenues in the consolidated statements of income.
As presented in Note 12, the Corporate & Other amounts represent $3.7 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $10.7 million and $8.0 million for nine months ended September 30, 2018 and 2017, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the hotel franchising segment.

3.	Other Current Assets
Other current assets consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$20,306	$14,205
Other current assets	3,857	4,762
Land held for sale	7,000	7,000
Total	$31,163	$25,967
Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the nine months ended September 30, 2018, the Company sold one parcel of land, classified as a long-term asset as of December 31, 2017, with a total book value of $3.0 million recognizing a gain on sale of $82 thousand. As of September 30, 2018, the Company has $7.0 million of Land held for sale, which represents one parcel of land that is expected to be sold prior to March 31, 2019.

4.	Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	September 30, 2018	December 31, 2017
Credit Quality Indicator	(in thousands)
Senior	$89,568	$73,700
Subordinated	25,728	18,647
Unsecured	2,517	3,182
Total notes receivable	117,813	95,529
Allowance for losses on non-impaired loans	490	490
Allowance for losses on receivables specifically evaluated for impairment	1,647	1,647
Total loan reserves	2,137	2,137
Net carrying value	$115,676	$93,392
Current portion, net	$32,642	$13,256
Long-term portion, net	83,034	80,136
Total	$115,676	$93,392

The Company utilizes the level of security it has in the notes receivable as its primary credit quality indicator (i.e., senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans. The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then principal. The Company does not resume interest accrual until all delinquent payments are received. For impaired loans, the Company recognizes interest income on a cash basis.

The Company determined that approximately $1.7 million and $1.8 million of its subordinated notes receivable were impaired at September 30, 2018 and December 31, 2017, respectively, and recorded allowance for credit losses on these impaired loans totaling $1.6 million at both September 30, 2018 and December 31, 2017. The average notes receivable on non-accrual status was approximately $1.8 million for both the nine months ended September 30, 2018 and 2017, respectively. Approximately $43 thousand and $44 thousand of interest income on impaired loans was recognized on a cash basis during the nine months ended September 30, 2018 and 2017, respectively. The Company provided loan reserves on non-impaired loans totaling $0.5 million at September 30, 2018 and December 31, 2017. There were no changes in total loan reserves between December 31, 2017 and September 30, 2018.

The Company has identified loans totaling approximately $10.8 million and $2.1 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.6 million and $0.1 million as of September 30, 2018 and

December 31, 2017, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2018	(in thousands)
Senior	$—	$—	$—	$89,568	$89,568
Subordinated	—	—	—	25,728	25,728
Unsecured	—	—	—	2,517	2,517
	$—	$—	$—	$117,813	$117,813
As of December 31, 2017
Senior	$—	$—	$—	$73,700	$73,700
Subordinated	—	—	—	18,647	18,647
Unsecured	—	—	—	3,182	3,182
	$—	$—	$—	$95,529	$95,529
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $59.4 million and $35.2 million as of September 30, 2018 and December 31, 2017, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). Each of these loans have stated fixed and/or variable interest amounts.

Transfer of interest

On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million. The transaction did not qualify as a sale and therefore the outstanding note receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other long-term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. As of September 30, 2018 and December 31, 2017, Other long-term liabilities includes $24.4 million and $24.2 million, respectively, pursuant to this transaction.

5.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. Investments in unconsolidated entities include investments in joint ventures totaling $102.9 million and $130.2 million at September 30, 2018 and December 31, 2017, respectively, that the Company determined to be VIEs. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended September 30, 2018 and 2017, the Company recognized losses totaling $1.1 million and $1.3 million, respectively, from these investments. For the nine months ended September 30, 2018 and 2017, the Company recognized losses totaling $7.6 million and $5.1 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties described in Note 13 of these financial statements.

During the third quarter of 2018, a partner in a VIE previously accounted for under the equity method of accounting exercised a put option to the Company for its membership interest. As a result, the Company paid $3.2 million for the remaining interest and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 9, 2018.

6.	Debt
Debt consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.4 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively	$396,643	$396,057
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.6 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively	249,412	249,182
$600 million senior unsecured credit facility with an effective interest rate of 3.23%, less deferred issuance costs of $3.1 million at September 30, 2018	123,255	—
$450 million senior unsecured credit facility with an effective interest rate of 2.84%, less deferred issuance costs of $2.1 million at December 31, 2017	—	67,936
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.4 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively	8,364	8,853
Economic development loans with an effective interest rate of 3.0% at September 30, 2018 and December 31, 2017, respectively	4,240	3,712
Other notes payable	618	784
Total debt	$782,532	$726,524
Less current portion	1,099	1,232
Total long-term debt	$781,433	$725,292
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Credit Agreement, which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015 (the “Former Credit Agreement”). The Former Credit Agreement provided for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2021.
The Restated Credit Agreement increases the commitments under the Revolver to $600 million and extends the final maturity date of the Revolver to August 20, 2023, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extensions is subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $25 million of borrowings under the Revolver may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.
Pursuant to the Restated Credit Agreement, the previous guarantee by certain of the Company’s subsidiaries of its obligations under the Revolver (as increased by the Restated Credit Agreement) was released. As a result, as of August 20, 2018, there are no subsidiary guarantors under the Revolver. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Revolver. In the event that these subsidiary guarantees are triggered under the Revolver, the same subsidiary guarantees would be required under the Company’s 5.75% Senior Notes due 2022 and 5.70% Senior Notes due 2020 and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
The Company may at any time prior to the final maturity date increase the amount of the Revolver or add one or more term loan facilities under the Restated Credit Agreement by up to an additional $250 million in the aggregate to the extent that any one or more lenders commit to being a lender for the additional amount of such term loan facility and certain other customary conditions are met.
The Restated Credit Agreement provides that the Company may elect to have borrowings under the Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0.
A total of $3.2 million in debt issuance costs were capitalized as part of the Restated Credit Facility, including $1.7 million in costs incurred on the Restated Credit Facility and remaining unamortized costs of $1.5 million attributable to the Former Credit Facility. The capitalized debt issuance costs are amortized on a straight-line basis, which is not materially different than the effective interest method, through the maturity. Amortization of these costs is included in interest expense in the consolidated statements of income. Additionally, the Restated Credit Agreement requires the Company to pay a fee on the total commitments under the Revolver, calculated on the basis of the actual daily amount of the commitments under the Revolver (regardless of usage) times a percentage per annum ranging from 0.075% to 0.25% (depending on the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0).
The Restated Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default.
The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0 or, on up to two nonconsecutive occasions, 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which such material acquisition occurred. If the Company achieves and maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2018, the Company was in compliance with all financial covenants under the Restated Credit Agreement.
The proceeds of the Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement.
For additional information regarding other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

7. Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2018:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2017	$(2,298)	$(2,401)	$(4,699)
Other comprehensive income before reclassification	—	(1,264)	(1,264)
Amounts reclassified from accumulated other comprehensive loss	646	—	646
Net current period other comprehensive income	646	(1,264)	(618)
Ending balance, September 30, 2018	$(1,652)	$(3,665)	$(5,317)

The amounts below were reclassified from accumulated other comprehensive loss to the following line items in the Company's Consolidated Statements of Income during the three and nine months ended September 30, 2018. There is no income tax expense or benefit attributable to the components below.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Loss on cash flow hedge:	(in thousands)
Interest rate contract	$215	$646	Interest expense

8.	Fair Value Measurements
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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2018
Mutual funds(1)	$21,928	$21,928	$—	$—
Money market funds(1)	1,790	—	1,790	—
	$23,718	$21,928	$1,790	$—
As of December 31, 2017
Money market funds, included in cash and cash equivalents	$50,419	$—	$50,419	$—
Mutual funds(1)	20,869	20,869	—	—
Money market funds(1)	1,702	—	1,702	—
	$72,990	$20,869	$52,121	$—
________________________

(1)	Included in Investments, employee benefit plans at fair value and Other current assets on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's Restated Credit Agreement adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
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
The money market funds previously included in cash and cash equivalents were used to fund the WoodSpring acquisition on February 1, 2018. See Note 15 for further information on the acquisition. The fair values of the Company's $250 million and $400 million Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At September 30, 2018 and December 31, 2017, the $250 million senior notes had an approximate fair value of $260.3 million and $269.2 million, respectively. At September 30, 2018 and December 31, 2017, the $400 million Senior Notes had an approximate fair value of $423.0 million and $440.1 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

9.	Income Taxes

The effective income tax rates were 21.9% and 31.7% for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rates were 20.6% and 32.0% for the nine months ended September 30, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The Company applied the guidance in Staff Accounting Bulletin 118 ("SAB 118") when accounting for the enactment-date effects of the Act. As of September 30, 2018, the Company finalized its calculations related to the tax effects of the Act and there were no significant changes to the impacts estimated as part of the year ended 2017 provision for income taxes.

The effective income tax rate for the three months ended September 30, 2018 was slightly higher than the U.S. federal income tax rate of 21.0% primarily due to an unfavorable $1.0 million adjustment to the SAB 118 deferred tax asset impairment estimate and the impact of state income taxes, partially offset by excess tax benefits from share-based compensation of $0.5 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate, and the impact of foreign operations.

The effective income tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $4.0 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate, and the impact of foreign operations, partially offset by an unfavorable $1.0 million adjustment to the SAB 118 deferred tax asset impairment estimate and the impact of state income taxes.

The effective income tax rate for the three and nine months ended September 30, 2017 was lower than the U.S. federal income tax rate of 35.0% due to excess tax benefits from share-based compensation of $0.9 million and $2.7 million, respectively, and the impact of foreign operations, partially offset by state income taxes.

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

Due to the recent changes resulting from the Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S.  Consequently, the Company will not record any additional deferred taxes for this item in 2018.

10.	Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Stock options	$0.6	$6.4	$1.9	$8.6
Restricted stock	1.7	3.9	5.0	7.3
Performance vested restricted stock units	1.4	3.7	4.0	5.8
Total	$3.7	$14.0	$10.9	$21.7
Income tax benefits	$0.9	$5.2	$2.6	$8.0
In conjunction with the acceleration of the Company's chief executive officer succession plan, stock option, restricted stock and performance vested restricted stock unit ("PVRSU") expense for the three and nine months ended September 30, 2017, included an additional $5.5 million, $2.1 million and $2.5 million, respectively, of accelerated recognition of share based payment awards.
A summary of stock-based award activity as of September 30, 2018 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,976,326	$50.80		348,876	$57.05	294,204	$56.95
Granted	109,045	81.55		101,325	81.21	97,490	81.55
Exercised/Vested	(829,214)	49.63		(94,981)	55.88	(31,048)	60.60
Expired	(2,018)	63.47		—	—	—	—
Forfeited	(59,250)	55.94		(41,574)	59.78	(24,687)	64.16
Outstanding at September 30, 2018	1,194,889	$54.14	3.7 years	313,646	$64.84	335,959	$63.21
Options exercisable at September 30, 2018	757,276	$49.59	3.0 years
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
Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the three and nine months ended September 30, 2018 range from 12 - 48 months.

The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36-month performance period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted.

Share Repurchases and Redemptions
The Company purchased 495,930 and 1,285,270 shares of common stock under the share repurchase program at a total cost of $38.5 million and $101.9 million during the three and nine months ended September 30, 2018, respectively.
During the three and nine months ended September 30, 2018, the Company redeemed 2,683 and 90,872 shares of common stock at a total cost of approximately $0.2 million and $7.3 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

11.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Computation of Basic Earnings Per Share:
Numerator:
Net income	$79,959	$57,189	$184,884	$132,143
Income allocated to participating securities	(447)	(402)	(1,081)	(938)
Net income available to common shareholders	$79,512	$56,787	$183,803	$131,205
Denominator:
Weighted average common shares outstanding – basic	56,025	56,161	56,283	56,059

Basic earnings per share	$1.42	$1.01	$3.27	$2.34

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$79,959	$57,189	$184,884	$132,143
Income allocated to participating securities	(444)	(400)	(1,073)	(933)
Net income available to common shareholders	$79,515	$56,789	$183,811	$131,210
Denominator:
Weighted average common shares outstanding – basic	56,025	56,161	56,283	56,059
Diluted effect of stock options and PVRSUs	405	344	505	357
Weighted average common shares outstanding – diluted	56,430	56,505	56,788	56,416

Diluted earnings per share	$1.41	$1.01	$3.24	$2.33

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
At September 30, 2018 and 2017, the Company had 1.2 million and 2.1 million outstanding stock options, respectively. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three and nine months ended September 30, 2018, 0.1 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2017, the Company excluded 0.4 million of anti-dilutive stock options from the diluted EPS calculation.

PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at September 30, 2018 and 2017, PVRSUs totaling 318,215 and 297,548, respectively, were excluded from the computation since the performance conditions had not been met.

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
The financial results for the three and nine months ended September 30, 2017 have been updated to reflect the Company's adoption of Topic 606 as discussed in Note 1. In addition, the financial results related to SkyTouch are now reported as a component of Corporate & Other.

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
The following table presents the financial information for the Company's hotel franchising segment:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated
Revenues	$287,813	$3,677	$291,490	$267,071	$2,859	$269,930
Operating income (loss)	$126,025	$(14,857)	$111,168	$116,500	$(23,437)	$93,063
Income (loss) before income taxes	$126,068	$(23,625)	$102,443	$116,225	$(32,482)	$83,743

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated
Revenues	$785,621	$10,704	$796,325	$711,843	$7,971	$719,814
Operating income (loss)	$308,048	$(41,615)	$266,433	$276,203	$(51,198)	$225,005
Income (loss) before income taxes	$302,690	$(69,762)	$232,928	$272,989	$(78,553)	$194,436

13.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered in to various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands.  Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $13.0 million, plus unpaid expenses and accrued unpaid interest.  The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties is remote as of September 30, 2018 and December 31, 2017.  In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.

The Company transferred a portion of an outstanding note receivable to a third party for $24.4 million. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note if the Company declares a default against the borrower and enters into foreclosure proceedings.  The Company believes the likelihood of foreclosure on the note is remote as of September 30, 2018.
Commitments
The Company has the following commitments outstanding at September 30, 2018:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2018, the Company had commitments to extend an additional $220.7 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $12.2 million to existing unconsolidated and consolidated joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $10.1 million, upon certain conditions being met. As of September 30, 2018, $2.4 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At September 30, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs.

•
The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. These fees are described in Note 2. In accordance with terms of our franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to assess and collect such amounts.

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

14.	Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and nine months ended September 30, 2018, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million and $1.4 million, respectively. For the three and nine months ended September 30, 2017, fees earned and payroll costs reimbursed under this arrangement totaled $0.5 million and $1.3 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 5. Pursuant to these franchise agreements, for the three months ended September 30, 2018 and 2017, the Company recorded royalty and marketing reservation system fees of approximately $7.3 million and $7.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company has recorded royalty and marketing reservation system fees of approximately $18.2 million and $16.1 million, respectively. The Company recorded $2.1 million and $1.3 million as a receivable due from these joint ventures as of September 30, 2018 and December 31, 2017, respectively. In addition, the Company paid commissions of $65 thousand and $66 thousand for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, to an on-line travel agent for which the Company is a joint venture member.

15.	Acquisition

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
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets and liabilities assumed as of February 1, 2018. The Company completed its assessment of the WoodSpring acquisition in the third quarter of 2018, identifying no adjustments to the fair value determination. As a result, the purchase price allocation is final as of the third quarter of 2018, with no adjustments made from the preliminary allocation.

The fair value of the assets and liabilities is as follows:

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

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606"). The Company adopted Topic 606 under the full retrospective method. As a result, the Company’s results from operations for the three and nine months ended September 30, 2017 have been revised to reflect the requirements of Topic 606.

Overview
We are primarily a hotel franchisor with franchise agreements representing 6,922 hotels open and 1,050 hotels under construction, awaiting conversion or approved for development as of September 30, 2018, with 561,380 rooms and 85,473 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Ascend Hotel Collection®, Cambria® Hotels, Comfort®, Comfort Suites®, Sleep Inn®, Quality®, Clarion®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Econo Lodge®, and Rodeway Inn® (collectively, the "Choice brands").

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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2018, we have repurchased 50.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.0 million shares at an average price of $16.37 per share. The Company purchased 1.3 million shares of common stock under the share repurchase program at a total cost of $101.9 million during the nine months ended September 30, 2018. At September 30, 2018, we had approximately 2.7 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend totaling $0.215 per share on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the nine months ended September 30, 2018, we paid cash dividends totaling approximately $36.6 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present outstanding share count and an annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2018 would be approximately $48.7 million.

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
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended September 30, 2018 and 2017, marketing and reservation system revenues exceeded expenses by $14.1 million and $14.3 million, respectively. During the nine months ended September 30, 2018 and 2017, marketing and reservation system revenues exceeded expenses by $22.6 million and $16.8 million, respectively.
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
Calculation of Hotel Franchising Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total Revenues	$291,490	$269,930	$796,325	$719,814
Adjustments:
Marketing and reservation system revenues	(152,367)	(142,915)	(416,715)	(382,245)
Non-hotel franchising activities	(3,677)	(2,859)	(10,704)	(7,971)
Hotel Franchising Revenues	$135,446	$124,156	$368,906	$329,598

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2018 and 2017

Summarized financial results for the three months ended September 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017
REVENUES
Royalty fees	$111,009	$103,322
Initial franchise and relicensing fees	6,262	5,729
Procurement services	11,620	8,810
Marketing and reservation system	152,367	142,915
Other	10,232	9,154
Total revenues	291,490	269,930
OPERATING EXPENSES
Selling, general and administrative	38,191	46,573
Depreciation and amortization	3,815	1,601
Marketing and reservation system	138,316	128,661
Total operating expenses	180,322	176,835
Gain (loss) on sale of land and building, net	—	(32)
Operating income	111,168	93,063
OTHER INCOME AND EXPENSES, NET
Interest expense	11,706	11,399
Interest income	(1,966)	(1,575)
Other gains	(972)	(778)
Equity in net (income) loss of affiliates	(43)	274
Total other income and expenses, net	8,725	9,320
Income before income taxes	102,443	83,743
Income tax expense	22,484	26,554
Net income	$79,959	$57,189

Results of Operations
The Company recorded income before income taxes of $102.4 million for the three month period ended September 30, 2018, a $18.7 million or 22% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $18.1 million increase in operating income, a $0.4 million increase in interest income, and a $0.3 million increase in equity in net (income) loss of affiliates partially offset by a $0.3 million increase in interest expense.

Operating income increased $18.1 million primarily due to a $11.3 million or 9% increase in the Company's hotel franchising revenues, a $8.4 million decrease in SG&A expenses, and a $0.8 million increase in non-hotel franchising revenues partially offset by a $2.2 million increase in depreciation and amortization expenses. The primary reasons for these fluctuations are described in more detail below.

Hotel Franchising Revenues

Hotel franchising revenues were $135.4 million for the three months ended September 30, 2018 compared to $124.2 million for the three months ended September 30, 2017, an increase of $11.3 million or 9%. The increase in hotel franchising revenues is primarily due to a $7.7 million or 7% increase in royalty revenues, a $2.8 million or 32% increase in procurement services revenues, a $0.5 million or 9% increase in initial franchise and relicensing fees, and a $0.3 million increase in non-compliance, contract termination fees and other franchise revenues.

Royalty Fees

Domestic royalty fees for the three months ended September 30, 2018 increased $7.7 million to $105.0 million from $97.3 million for the three months ended September 30, 2017, an increase of 8%.

The increase in domestic royalties reflect an 9.6% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate partially offset by a 1.4% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 160 basis point decrease in occupancy rates, partially offset by a 0.9% increase in average daily rates. The decline in occupancy rates in the third quarter 2018 primarily relate to weather-related events such as hurricanes that drove higher occupancy rates in the third quarter of 2017 and the timing of the fourth of July holiday which fell on a Wednesday in the third quarter 2018 compared to Tuesday in the prior year. These items either resulted in either lower leisure travel demand in the quarter or provided tougher comparable prior period results. In addition, lobby and room renovations at over 1,000 of the Company’s Comfort brand franchises resulted in lower occupancy in the third quarter of 2018. The Company's effective royalty rate for the domestic hotel system increased from 4.60% for the three months ended September 30, 2017 to 4.72% for the three months ended September 30, 2018. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements, annual contractual royalty rate increases contained in existing franchise agreements and the acquisition of WSFS. Overall, the acquisition of WSFS on February 1, 2018 increased domestic royalties for the three months ended September 30, 2018 by $5.5 million.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$101.37	71.8%	$72.74	$101.25	73.9%	$74.82	0.1%	(210)	bps	(2.8)%
Comfort Suites	101.55	73.5%	74.59	101.43	75.5%	76.55	0.1%	(200)	bps	(2.6)%
Sleep	87.95	69.6%	61.24	86.85	71.3%	61.88	1.3%	(170)	bps	(1.0)%
Quality	85.61	66.2%	56.66	85.44	67.2%	57.43	0.2%	(100)	bps	(1.3)%
Clarion	90.98	63.9%	58.12	89.83	67.3%	60.46	1.3%	(340)	bps	(3.9)%
Econo Lodge	68.56	60.2%	41.26	68.87	61.7%	42.51	(0.5)%	(150)	bps	(2.9)%
Rodeway	69.75	61.9%	43.18	70.78	63.0%	44.56	(1.5)%	(110)	bps	(3.1)%
WoodSpring Suites*	46.89	82.6%	38.74	43.39	84.3%	36.60	8.1%	(170)	bps	5.8%
MainStay	86.69	75.1%	65.13	80.42	74.8%	60.17	7.8%	30	bps	8.2%
Suburban	57.42	78.3%	44.98	52.46	78.9%	41.39	9.5%	(60)	bps	8.7%
Cambria Hotels	149.48	75.0%	112.06	142.84	79.1%	112.95	4.6%	(410)	bps	(0.8)%
Ascend Hotel Collection	135.93	62.1%	84.35	137.02	60.9%	83.40	(0.8)%	120	bps	1.1%
Total*	$86.83	68.6%	$59.52	$86.02	70.2%	$60.37	0.9%	(160)	bps	(1.4)%
* WSFS was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPar reflect operating performance for the three months ended September 30, 2018 and 2017 as if the brand had been acquired on January 1, 2017.

The number of total domestic rooms on-line increased by 9.6% to 445,274 rooms as of September 30, 2018 from 406,452 as of September 30, 2017. The total number of domestic hotels on-line increased by 6.8% to 5,787 as of September 30, 2018 from 5,421 as of September 30, 2017. The increase in units and rooms is primarily attributable to the acquisition of WSFS, which added 239 hotels and 28,680 rooms on the date of acquisition, and the growth of the Quality brand, which added 93 hotels and 6,323 rooms on-line compared to September 30, 2017.

A summary of domestic hotels and rooms on-line at September 30, 2018 and 2017 by brand is as follows:

	September 30, 2018		September 30, 2017		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,060	82,998	1,083	84,427	(23)	(1,429)	(2.1)%	(1.7)%
Comfort Suites	574	44,661	566	43,857	8	804	1.4%	1.8%
Sleep	388	27,614	382	27,365	6	249	1.6%	0.9%
Quality	1,602	124,271	1,509	117,948	93	6,323	6.2%	5.4%
Clarion	166	21,641	160	21,267	6	374	3.8%	1.8%
Econo Lodge	824	49,978	839	51,322	(15)	(1,344)	(1.8)%	(2.6)%
Rodeway	606	34,824	595	34,331	11	493	1.8%	1.4%
WoodSpring Suites	247	29,632	—	—	247	29,632	NM	NM
MainStay	62	4,273	57	4,135	5	138	8.8%	3.3%
Suburban	52	5,529	59	6,578	(7)	(1,049)	(11.9)%	(15.9)%
Cambria Hotels	39	5,563	31	4,160	8	1,403	25.8%	33.7%
Ascend Hotel Collection	167	14,290	140	11,062	27	3,228	19.3%	29.2%
Total Domestic Franchises	5,787	445,274	5,421	406,452	366	38,822	6.8%	9.6%

International royalty fees for the three months ended September 30, 2018 increased $40 thousand to $6.0 million, an increase of 0.7% compared to the three months ended September 30, 2017. The increase in international royalty fees resulted primarily from an increase in the number of international rooms on-line. International rooms on-line increased by 2,564 from 113,542 as of September 30, 2017 to 116,106 as of September 30, 2018, with the total number of hotels on-line decreasing by 1 from 1,136 as of September 30, 2017 to 1,135 as of September 30, 2018. International rooms increased by 2.3% despite the net decline in hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the third quarter of 2018, the Company executed 159 domestic franchise agreements representing 13,001 rooms compared to 133 franchising agreements representing 11,241 rooms for the third quarter of 2017. The acquisition of WSFS resulted in 11 new construction franchise agreements during the three months ended September 30, 2018. Domestic franchise agreements executed for new construction hotels totaled 48 representing 4,364 rooms during the three months ended September 30, 2018 compared to 35 contracts representing 3,123 rooms for the three months ended September 30, 2017. Conversion hotel executed franchise agreements totaled 111 representing 8,637 rooms for the three months ended September 30, 2018 compared to 98 agreements representing 8,118 rooms for the three months ended September 30, 2017.

The Company executed 97 domestic relicensing contracts during the three months ended September 30, 2018, compared to 115 executed during the three months ended September 30, 2017. The Company executed 8 domestic renewal agreements during the three months ended September 30, 2018, compared to 6 executed during the three months ended September 30, 2017.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.5 million or 9% from $5.7 million to $6.3 million during the three months ended September 30, 2018, and 2017, respectively.
As of September 30, 2018, the Company had 968 franchised hotels with 77,709 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 751 hotels and 58,340 rooms at September 30, 2017. The number of new construction franchised hotels in the Company's domestic pipeline increased 33% to 704 at September 30, 2018 from 530 at September 30, 2017. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years and the acquisition of WSFS on

February 1, 2018. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 43 hotels or 19% from 221 hotels at September 30, 2017 to 264 hotels at September 30, 2018, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 82 franchised hotels with 7,764 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2018 compared to 66 hotels and 6,261 rooms at September 30, 2017. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $2.8 million or 32% from $8.8 million for the three months ended September 30, 2017 to $11.6 million for the three months ended September 30, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Revenue: Revenue increased $1.1 million from the three months ended September 30, 2017 to $10.2 million for the three months ended September 30, 2018. The increase in other revenue primarily reflects a $0.8 million increase in revenues from the Company's non-hotel franchising lines of business as well as a $0.3 million increase in other revenues associated with the hotel franchising segment.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $38.2 million for the three months ended September 30, 2018, which decreased $8.4 million from the three months ended September 30, 2017.
SG&A expenses for the three months ended September 30, 2018 and 2017 include approximately $5.2 million and $4.4 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. SG&A from non-franchising activities increased $0.8 million from the same period of the prior year primarily due to increased expenses of vacation rental activities.
In the third quarter of 2017, the Company recorded a $1.2 million impairment of below market lease acquisition costs associated with the office building that reduced third quarter 2017 SG&A costs. SG&A expenses for the three months ended September 30, 2017 also include $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan.
Excluding SG&A expenses for non-hotel franchising activities, the impairment of below market lease acquisition costs and expenses related to the chief executive succession plan, SG&A for the three months ended September 30, 2018 increased $1.6 million or 5% to $33.0 million in the current year due to general costs increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the three months ended September 30, 2018 increased $2.2 million to $3.8 million from the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $1.9 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Interest Income: Interest income increased $0.4 million from $1.6 million for the three months ended September 30, 2017 to $2.0 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Equity in Net (Income) Loss of Affiliates: The Company recorded net income of $43 thousand from its unconsolidated joint ventures for the three months ended September 30, 2018, compared to net losses of $0.3 million for the three months ended September 30, 2017. The fluctuations in net (income) losses from affiliates is primarily attributable to the operational ramp up for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Tax Expense: The effective income tax rates were 21.9% and 31.7% for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rate for the three months ended September 30, 2018 was slightly higher than the U.S. federal income tax rate of 21.0% primarily due to an unfavorable $1.0 million adjustment to the Staff Accounting Bulletin 118 ("SAB 118") deferred tax asset impairment estimate and the impact of state income taxes, partially offset by excess tax benefits from share-based compensation of $0.5 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate, and the impact of foreign operations. The effective income tax rate for the three months ended

September 30, 2017 was lower than the U.S. federal income tax rate of 35.0% due to excess tax benefits from share-based compensation of $0.9 million and the impact of foreign operations, partially offset by state income taxes.
Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2018 and 2017
Summarized financial results for the nine months ended September 30, 2018 and 2017 are as follows:

(In thousands)	2018	2017
REVENUES:
Royalty fees	$290,926	$263,215
Initial franchise and relicensing fees	18,957	17,263
Procurement services	39,391	30,545
Marketing and reservation system	416,715	382,245
Other	30,336	26,546
Total revenues	796,325	719,814
OPERATING EXPENSES:
Selling, general and administrative	125,325	124,356
Depreciation and amortization	10,537	4,986
Marketing and reservation system	394,112	365,435
Total operating expenses	529,974	494,777
Gain (loss) on sale of land and building, net	82	(32)
Operating income	266,433	225,005
OTHER INCOME AND EXPENSES, NET:
Interest expense	34,720	33,884
Interest income	(5,218)	(4,277)
Other gains	(1,355)	(2,251)
Equity in net losses of affiliates	5,358	3,213
Total other income and expenses, net	33,505	30,569
Income before income taxes	232,928	194,436
Income tax expense	48,044	62,293
Net income	$184,884	$132,143

Results of Operations
The Company recorded income before income taxes of $232.9 million for the nine month period ended September 30, 2018, a $38.5 million, or 20% increase from the same period of the prior year. The increase in income before income taxes reflects a $41.4 million increase in operating income, as well as a $0.9 million increase in interest income, offset by an increase in net loss of affiliates of $2.1 million, a $0.9 million decrease in other gains, and a $0.8 million increase in interest expense.
Operating income increased $41.4 million as the Company's hotel franchising revenues increased by $39.3 million or 12%, a $5.8 million increase in the net surplus generated from marketing and reservation system activities, and a $2.7 million increase in non-hotel franchising revenues partially offset by a $5.6 million increase in depreciation and amortization expenses and a $1.0 million increase in SG&A expenses. The primary reasons for these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $368.9 million for the nine months ended September 30, 2018 compared to $329.6 million for the nine months ended September 30, 2017, a $39.3 million or 12% increase. The increase in hotel franchising revenues is primarily due to a $27.7 million or 11% increase in royalty revenues, a $8.8 million or 29% increase in procurement services revenues, a $1.7 million increase in initial franchise and relicensing fees, and a $1.1 million increase in non-compliance, contract termination fees and other franchise revenues.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2018 increased $27.3 million to $274.4 million, a 11% increase compared to the nine months ended September 30, 2017. The increase in royalties is attributable to a 1.4% increase in RevPAR, an 9.6% increase in the number of domestic franchised hotel rooms from September 30, 2017 to September 30, 2018, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.8% increase in average daily rates offset by a

20 basis point decrease in occupancy rates. The slight decline in occupancy rates for the nine months ended September 30, 2018 primarily relate to weather-related events such as hurricanes that drove higher occupancy rates in the third quarter of 2017 resulting in lower demand in the current year since comparable weather-related events did not occur. In addition, lobby and room renovations at over 1,000 of the Company’s Comfort brand franchises have negatively impacted occupancy rates in 2018. The effective royalty rate for the domestic hotel system increased to 4.73% for the nine months ended September 30, 2018, compared to 4.59% for the prior year period. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements, contractual royalty rate increases contained in existing franchise agreements and the acquisition of WSFS. Overall, the acquisition of WSFS on February 1, 2018 increased domestic royalties for the nine months ended September 30, 2018 by $14.1 million.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$96.34	66.8%	$64.37	$95.42	67.8%	$64.70	1.0%	(100)	bps	(0.5)%
Comfort Suites	99.21	71.0%	70.48	98.05	71.4%	70.01	1.2%	(40)	bps	0.7%
Sleep	85.82	66.6%	57.19	83.93	67.1%	56.34	2.3%	(50)	bps	1.5%
Quality	81.51	61.7%	50.33	80.46	61.5%	49.50	1.3%	20	bps	1.7%
Clarion	86.25	59.8%	51.55	85.09	61.7%	52.53	1.4%	(190)	bps	(1.9)%
Econo Lodge	64.25	56.0%	36.00	63.71	56.1%	35.74	0.8%	(10)	bps	0.7%
Rodeway	65.36	58.0%	37.88	65.73	57.9%	38.04	(0.6)%	10	bps	(0.4)%
WoodSpring Suites*	46.19	80.9%	37.37	42.12	81.2%	34.19	9.7%	(30)	bps	9.3%
MainStay	83.32	71.3%	59.44	76.65	69.7%	53.42	8.7%	160	bps	11.3%
Suburban	55.69	76.8%	42.77	51.99	77.1%	40.10	7.1%	(30)	bps	6.7%
Cambria Hotels	146.11	72.3%	105.68	136.93	75.1%	102.83	6.7%	(280)	bps	2.8%
Ascend Hotel Collection	129.21	58.7%	75.79	128.86	56.6%	72.87	0.3%	210	bps	4.0%
Total*	$82.86	64.8%	$53.65	$81.37	65.0%	$52.93	1.8%	(20)	bps	1.4%
*WSFS was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPar reflect operating performance for the nine months ended September 30, 2018 and 2017 as if the brand had been acquired on January 1, 2017.
International royalty fees for the nine months ended September 30, 2018 increased $0.4 million to $16.6 million, an increase of 3% compared to the nine months ended September 30, 2017. The increase in international royalty fees resulted primarily from improvements in RevPAR in countries in which we operate and a 2.3% increase in the number of international rooms on-line.
Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the nine months ended September 30, 2018, the Company executed 469 domestic franchise agreements representing 38,665 rooms compared to 415 franchise agreements representing 31,833 rooms for the nine months ended September 30, 2017. The acquisition of WSFS resulted in 55 new construction franchise agreements, including 19 with WoodSpring's largest franchisee in the nine months ended September 30, 2018.
Domestic franchise agreements executed for new construction hotels totaled 190 representing 16,456 rooms during the nine months ended September 30, 2018 compared to 129 franchise agreements representing 9,768 rooms for the nine months ended September 30, 2017. Conversion hotel executed franchise agreements totaled 279 representing 22,209 rooms for the nine months ended September 30, 2018 compared to 286 franchise agreements representing 22,065 rooms for the nine months ended September 30, 2017.

The Company executed 319 domestic relicensing contracts during the nine months ended September 30, 2018, compared to 352 executed during the nine months ended September 30, 2017. The Company executed 20 domestic renewal agreements during the nine months ended September 30, 2018, compared to 12 executed during the nine months ended September 30, 2017.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $1.7 million or 10% from $17.3 million to $19.0 million during the nine months ended September 30, 2017 and 2018, respectively.

Procurement Services: Revenues increased $8.9 million or 29% from $30.5 million for the nine months ended September 30, 2017 to $39.4 million for the nine months ended September 30, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Other Revenue: Revenue increased $3.8 million from the nine months ended September 30, 2017 to $30.3 million for the nine months ended September 30, 2018. The increase in other revenue primarily reflects a $2.7 million increase in revenues from the Company's non-hotel franchising lines of business as well as a $1.1 million increase in other revenues associated with the hotel franchising segment.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $125.3 million for the nine months ended September 30, 2018, an increase of $1.0 million or 1% from the nine months ended September 30, 2017.
SG&A expenses for the nine months ended September 30, 2018 and 2017 include approximately $14.9 million and $13.5 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. SG&A from non-franchising activities increased $1.4 million from the same period of the prior year primarily due to increased expenses of vacation rental activities.
For the nine months ended September 30, 2018, the Company incurred $5.5 million in transaction and transition related costs in conjunction with the acquisition of WSFS on February 1, 2018. In the nine months ended September 30, 2017, the Company recorded a $1.2 million impairment of below market lease acquisition costs associated with the office building that reduced SG&A costs. In addition, SG&A expenses for the nine months ended September 30, 2017 also include $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan.
Excluding SG&A for non-hotel franchising activities, the impact of WSFS transaction and transition related costs, the impairment of below market lease acquisition costs, and expenses related to the chief executive succession plan, SG&A for the nine months ended September 30, 2018 increased $4.8 million or 5% due to general cost increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the nine months ended September 30, 2018 increased $5.6 million to $10.5 million for the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $5.1 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Interest Income: Interest income increased $0.9 million from $4.3 million to $5.2 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Other Gains: Other gains decreased from a gain of $2.3 million for the nine months ended September 30, 2017 to a gain of $1.4 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Losses of Affiliates: The Company recorded net losses of $5.4 million from its unconsolidated joint ventures for the nine months ended September 30, 2018, compared to net losses of $3.2 million for the nine months ended September 30, 2017. The fluctuations in net loss from affiliates is primarily attributable to the results from operations during the ramp-up period of operations for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.

Income Tax Expense: The effective income tax rates were 20.6% and 32.0% for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $4.0 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate, and the impact of foreign operations, partially offset by an unfavorable $1.0 million adjustment to the SAB 118 deferred tax asset impairment estimate and the impact of state income taxes. The effective income tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal income tax rate of 35.0% due to excess tax benefits from share-based compensation of $2.7 million and the impact of foreign operations, partially offset by state income taxes.

Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Operating Activities
During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities totaled $146.8 million and $165.0 million, respectively. Operating cash flows decreased $18.2 million primarily due to an increase in cash outflows related to franchise agreement acquisition costs partially offset by an increase in operating income, excluding certain non-cash charges.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the nine months ended September 30, 2018 and 2017, the Company's net advances for these purposes totaled $40.6 million and $21.4 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At September 30, 2018, the Company had commitments to extend an additional $220.7 million for these purposes provided certain conditions are met by its franchisees.

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
Investing Activities
Cash utilized for investing activities totaled $299.8 million and $78.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2018 primarily reflects the following items:
During the nine months ended September 30, 2018, the Company completed the acquisition of the brand and franchise business of WoodSpring Suites. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the

Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total cash consideration was $231.3 million, which consisted of cash paid, net of cash acquired.
During the nine months ended September 30, 2018 and 2017, the Company invested $9.1 million and $44.9 million, respectively, in joint ventures accounted under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $1.4 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our emerging brands. The Company expects to make additional capital contributions totaling $12.2 million to existing unconsolidated and consolidated joint ventures supporting these efforts.

During the third quarter of 2018, a partner in a VIE previously accounted for under the equity method of accounting exercised a put option to the Company for its membership interest. As a result, the Company paid $3.2 million for the remaining interest and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 9, 2018.
During the nine months ended September 30, 2018 and 2017, capital expenditures in property and equipment totaled $34.1 million and $17.5 million, respectively. The increase in capital expenditures primarily reflects the Company's acquisition of an aircraft, including avionics and interior upgrades, as well as improvements to an office building that is converting to a hotel.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2018, the Company advanced and received repayments totaling $28.9 million and $4.7 million for these purposes, respectively. For the nine months ended September 30, 2017, the Company advanced and received repayments totaling $18.6 million and $0.6 million for these purposes, respectively. At September 30, 2018, the Company had commitments to extend an additional $7.7 million for these purposes provided certain conditions are met by its franchisees.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2018, the Company had approximately $317.4 million outstanding pursuant to these financial support activities.

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

Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Credit Agreement, which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015 (the “Former Credit Agreement”). The Former Credit Agreement provided for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2021.
The Restated Credit Agreement increases the commitments under the Revolver to $600 million and extends the final maturity date of the Revolver to August 20, 2023, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extensions are subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $35 million of borrowings under the Revolver may be used for alternative currency loans and up to $25 million of borrowings under the Revolver may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.
Pursuant to the Restated Credit Agreement, the previous guarantee by certain of the Company’s subsidiaries of its obligations under the Revolver (as increased by the Restated Credit Agreement) was released. As a result, as of August 20, 2018, there are no subsidiary guarantors under the Revolver. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Revolver. In the event that these subsidiary guarantees are triggered under the Revolver, the same subsidiary guarantees would be required under the Company’s 5.75% Senior Notes due 2022 and 5.70% Senior Notes due 2020 and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
The Company may at any time prior to the final maturity date increase the amount of the Revolver or add one or more term loan facilities under the Restated Credit Agreement by up to an additional $250 million in the aggregate to the extent that any one or more lenders commit to being a lender for the additional amount of such term loan facility and certain other customary conditions are met.
The Restated Credit Agreement provides that the Company may elect to have borrowings under the Revolver bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0.
A total of $3.2 million in debt issuance costs were capitalized as part of the Restated Credit Facility, including $1.7 million in costs incurred on the Restated Credit Facility and remaining unamortized costs of $1.5 million attributable to the Former Credit Facility. The capitalized debt issuance costs are amortized on a straight-line basis, which is not materially different than the effective interest method, through the maturity. Amortization of these costs is included in interest expense in the consolidated statements of income. Additionally, the Restated Credit Agreement requires the Company to pay a fee on the total commitments under the Revolver, calculated on the basis of the actual daily amount of the commitments under the Revolver (regardless of usage) times a percentage per annum ranging from 0.075% to 0.25% (depending on the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0).

The Restated Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends, the Company may not declare or make any payment if there is an existing event of default or if the payment would create an event of default.
The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0 or, on up to two nonconsecutive occasions, 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which such material acquisition occurred. If the Company achieves and maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2018, the Company maintained a consolidated fixed charge ratio of 8.46x and a total leverage ratio of 2.16x and was in compliance with all financial covenants under the Restated Credit Agreement.
The proceeds of the Revolver are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2018, the Company had been advanced approximately $4.2 million pursuant to these agreements and expects to receive the remaining $0.2 million over the next several years, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2018.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At September 30, 2018, the Company has not drawn on the construction loan or recorded any capitalized interest costs.

Transfer of Interest

The Company has transferred $24.4 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore the outstanding notes receivable was not de-recognized on the balance sheet.  The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term liabilities.  The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At September 30, 2018, Other Long-Term liabilities includes $24.4 million pursuant to this transaction.

Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the three and nine months ended September 30, 2018 remained unchanged from the previous quarterly declaration.
During the nine months ended September 30, 2018, the Company paid cash dividends totaling $36.6 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2018 would be approximately $48.7 million.
Share Repurchases
The Company purchased 1.3 million shares of common stock at a total cost of $101.9 million under the share repurchase program during the nine months ended September 30, 2018. Since the program's inception through September 30, 2018, we have repurchased 50.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.0 million shares at an average price of $16.37 per share. As of September 30, 2018, the Company had approximately 2.7 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2018, the Company redeemed 90,872 shares of common stock at a total cost of approximately $7.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements

The Company entered in to various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $13.0 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guarantees is remote as of September 30, 2018 and December 31, 2017. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. See Note 13 for further discussion of our off-balance sheet arrangements.

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
Notes Receivable
The Company has provided financing to franchisees in support of the development of properties in strategic markets. The Company expects the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. The Company estimates the collectibility and records an allowance for loss on its notes receivable when recording the receivables in the Company’s financial statements. These estimates are updated quarterly based on available information. The Company utilizes the level of security as its primary credit quality indicator (i.e., senior, subordinated or unsecured) when determining the appropriate allowances for uncollectible loans.
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. If it is likely that a loan will not be collected based on financial or other business indicators it is the Company’s policy to charge off these loans to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
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
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should", "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management.  Such statements may relate to projections of the Company's revenue, earnings, development activities, and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and future operations, among other matters.   We caution you not to place undue reliance on any such forward-looking statements.  Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements.  Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions;  changes in law and regulation applicable to the lodging and franchising industries foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SkyTouch division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel-development and financing activities; fluctuations in the supply and demand for hotels rooms; our ability to realize anticipated benefits from acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with international operations; the outcome of litigation; and our ability to effectively manage our indebtedness.  These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.7 million and $22.6 million at September 30, 2018 and December 31, 2017, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2018, the Company had $126.4 million of variable interest rate debt instruments outstanding at an effective rate of 3.23%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2018 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2018:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2018	22,168	$71.90	—	4,016,795
February 28, 2018	44,347	80.43	—	4,016,795
March 31, 2018	451,324	81.44	432,165	3,584,630
April 30, 2018	189,696	79.71	188,284	3,396,346
May 31, 2018	10,076	79.41	10,076	3,386,270
June 30, 2018	159,918	79.65	158,815	3,227,455
July 31, 2018	234,479	76.88	233,847	2,993,608
August 31, 2018	174,613	77.53	174,149	2,819,459
September 30, 2018	89,521	79.60	87,934	2,731,525
Total	1,376,142	$79.40	1,285,270	2,731,525
 _______________________

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through September 30, 2018, the Company has repurchased 50.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.0 million shares at an average price of $16.37 a share.

(2)
During the nine months ended September 30, 2018, the Company redeemed 90,872 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

10.1(f)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutche Bank AG New York Branch, as administrative agent, the other agents thereto and a syndicate of lenders

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_______________________

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on August 20, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 8, 2018	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 8, 2018	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer