Form 10-K
period 2018-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2019-02-26
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $2,690,763,894 as of June 30, 2018 based upon a closing price of $75.60 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 15, 2019 was 55,653,557.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on April 19, 2019, are incorporated by reference under Part III of this Form 10-K.

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; changes in law and regulation applicable to the lodging and franchising industries; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our software as a service ("SaaS") technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with our international operations; the outcome of litigation; and our ability to manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview
We are one of the largest hotel franchisors in the world with 7,021 hotels open and 1,082 hotels under construction, awaiting conversion or approved for development as of December 31, 2018 representing 569,108 rooms open and 87,061 rooms under construction, awaiting conversion or approved for development in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe ™, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Cambria® Hotels, and Ascend Hotel Collection® (collectively, the "Choice brands").
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
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2018, we repurchased 50.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company repurchased 83.5 million shares at an average price of $16.74 per share. As of December 31, 2018, the Company had 2.2 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. The annual dividend in 2018 was $0.86 per share. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
The Company also allocates capital to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct lodging property real estate exposure is limited to activity in the United States. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, see the "Investing Activities" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Similar to other industries, lodging experiences both positive and negative operating cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2004 - 2018

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2004	61.3%	$86.41	3.9%	2.7%	$52.93	55,245
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%	$68.58	54,020
2014	64.4%	$114.92	4.2%	0.8%	$74.04	63,346
2015	65.4%	$120.30	4.7%	0.7%	$78.68	85,596
2016	65.4%	$124.13	3.2%	2.1%	$81.15	100,757
2017	65.9%	$126.77	2.1%	2.1%	$83.53	118,947
2018	66.2%	$129.83	2.4%	1.9%	$85.96	115,306
Source: Smith Travel Research and US Department of Labor
As a franchisor, we believe we are well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
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

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	125,065	2.4%	318.2
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	620,910	11.7%	332.6
Upscale	Cambria Hotels, Courtyard, Hyatt Place, Hilton Garden Inn	790,995	15.0%	150.4
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	984,673	18.6%	97.6
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont	493,501	9.3%	83.2
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	766,227	14.5%	75.0
Sub-Total Brand Affiliated		3,781,371	71.5%	112.0
Independents		1,508,867	28.5%	68.1
Total All Hotels		5,290,238	100%	94.6
According to Smith Travel Research, the lodging industry consisted of approximately 55,900 hotels representing approximately 5.3 million rooms open and operating in the United States at December 31, 2018. During the year ended December 31, 2018, the industry added approximately 115,000 gross rooms to the industry supply and net room growth was approximately 1.7%. Approximately, 77% of the new rooms opened during the year were positioned in the Upscale, Upper Midscale, Midscale and Economy chain scale segments in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 72% of the market in 2018. However, the pace of this increase has moderated over the last several years and in 2018 the percentage of rooms in the market affiliated with a chain increased by approximately 50 basis points from 71.0% to 71.5%.
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

Choice’s Franchising Business
Choice operates primarily as a hotel franchisor offering 13 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our new build brands such as Cambria Hotels, Comfort, Sleep Inn and WoodSpring offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth. Our brands such as Quality, Ascend Hotel Collection and Econo Lodge offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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
We have multiple brands that are positioned to meet the needs of many types of guests. These brands can be developed at various price points and are suitable for both new construction properties and conversion of existing hotels. This flexibility ensures that we have brands suitable for creating room growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we expect a greater portion of our room growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands and that the growth potential for our brands remains strong.
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
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE, Amadeus), on-line travel agents ("OTAs") (e.g., Expedia, Booking.com) and internet referral or booking services (e.g., Kayak, Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution web sites, benefits our franchisees by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
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

Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 30 years in duration with certain rights for each of the franchisor and franchisee to terminate their franchise agreement, such as upon designated anniversaries of the agreement, before the 30th (or 10th, as applicable) year. Our franchisees operate domestically under one of thirteen Choice brand names: Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, Mainstay Suites, Suburban Extended Stay Hotel, WoodSpring Suites, Cambria Hotels, and Ascend Hotel Collection.

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2018:

	As of and For the Year Ended December 31,
	2014	2015	2016	2017	2018
Number of properties, end of period	5,221	5,276	5,362	5,501	5,863
Number of rooms, end of period	398,661	400,372	404,498	413,015	450,028
Royalty fees ($000)(1)	$262,675	$281,100	$300,383	$323,674	$359,502
Average royalty rate(2)	4.28%	4.30%	4.41%	4.60%	4.75%
Average occupancy percentage(2)	59.5%	61.1%	61.7%	62.2%	63.3%
Average daily room rate (ADR)(2)	$77.03	$79.86	$82.64	$84.02	$81.64
Revenue per available room (RevPAR)(2)	$45.80	$48.78	$51.00	$52.25	$51.65

(1)	Royalty fees exclude the impact of franchise agreement acquisition cost amortization.

(2)
2014 and 2015 amounts exclude operating statistics from Cambria Hotel properties open during these periods as the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period. Additionally, the periods prior to 2018 exclude operating statistics from WoodSpring Suites properties, while 2018 includes full year operating statistics.

Currently, no individual franchisee accounts for more than 2% of the Company's total domestic royalty fees.

Industry Positioning
Our brands offer consumers and developers a wide range of options, including economy, mid-scale, upper mid-scale and upscale hotels. Our brands are as follows:
Cambria Hotels: Cambria Hotels is predominantly a new construction select service hotel chain that operates in the upscale lodging category, targeting primary market locations. The brand has expanded to target growth through conversions and adaptive reuse projects in markets where new construction has an extremely high barrier to entry.  Designed for the modern business traveler, Cambria offers guests a distinct experience with simple, guilt-free indulgences allowing them to treat themselves while on the road. The brand is designed to provide guests with the freedom to be their best self. The environment matches guests' casual lifestyle but tailored to their business travel needs. Properties feature compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, flexible meeting space, and locally sourced prepared food and craft beer. Principal competitor brands include Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo and Hilton Garden Inn.
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
Comfort Inn & Comfort Suites: The Comfort brands are primarily upper mid-scale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. The brand family includes Comfort Inn, Comfort Inn & Suites, and Comfort Suites. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations for both business and leisure travelers. Comfort hotels offer complimentary hot breakfast with hearty and healthy options, a swimming pool and/or fitness center, free high-speed internet access and a 100% smoke-free environment. Comfort Suites properties are tailored to meet the demands of today's business traveler, with each oversized suite featuring separate areas for working and relaxing, along with a sleeper sofa, refrigerator and microwave. Comfort Suites hotels also offer a business center and marketplace. Principal competitor brands include Hampton, Holiday Inn Express and Fairfield Inn & Suites.
Sleep Inn: Sleep Inn is a midscale new construction brand offering developers a lower cost to build with competitive mid-scale average daily rates. Sleep Inn delivers a reliable, simply stylish guest experience, providing both business and leisure travelers with free high-speed internet access, a complimentary Morning Medley hot breakfast, and an exercise room and/or pool. Sleep Inn’s competitors include AmericInn, Baymont and Country Inn & Suites.
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

Clarion Pointe: Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers-a convenient and affordable experience with premium elements in just the right places. It was launched in September 2018, and the Company expects the first hotel to open in the first quarter of 2019.
Quality: Quality helps both guests and owners "get your money's worth" in the midscale category. Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs" - Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Essentials including free high-speed internet access, coffee, local phone calls, and a daily newspaper. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites competes in the mid-scale extended stay category. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocations, leisure travel, training, or temporary job assignments. MainStay guest rooms feature free high-speed internet access, fully equipped kitchens with a two-burner range, dishes, utensils, dishwasher, sink with disposal, microwave, and full size refrigerator. All suites include a sleeper sofa or lounge chair and comfortable work area with ergonomic chair. MainStay Suites offer a business center with computer and printer, as well as complimentary continental breakfast. Each hotel also has a ‘MainStay Marketplace’ when guests may purchase a variety of food and sundry items. MainStay Suites' principal competitors include TownePlace Suites, Candlewood Suites, Home2 Suites and Hawthorn Suites.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide well-equipped kitchens, free high-speed internet access, and access to on-site laundry facilities. Suburban rooms offer well equipped kitchens including two burner cooktops, refrigerator, microwave and necessary cooking and eating utensils. Suburban’s “just what you need” philosophy matches attractive weekly pricing with weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. All hotels offer complimentary high-speed internet access. Principal competitors include Extended Stay America, InTown Suites, and Studio 6.
WoodSpring Suites: The Company acquired WoodSpring Suites on February 1, 2018 adding 239 new hotels to its portfolio. WoodSpring hotels are value-engineered, purpose built new construction hotels that operate in the economy extended stay category. WoodSpring guests typically stay longer than guests at a traditional hotel with guest stay occasions including government/military temporary duty, traveling medical practitioners, relocations, home renovations, vacations, continuing education, crew projects, and life circumstances necessitating alternatives to traditional hotels. WoodSpring developers adhere to strict prototype/design specifications. Every room is a suite with chairs or sofa, flat panel TV, free movie channel, desk/work table, well-designed kitchenette with full-size refrigerator, twin-burner cooktop, and microwave oven. Free basic Wi-Fi is included, and bi-weekly housekeeping is provided.  Guests may purchase additional linen replacement/housekeeping services.  Most hotels are pet-friendly and offer a 24/7 guest laundry room. WoodSpring’s essential value proposition is:  Simple, done better.  The brand was founded in 2003 as Value Place and re-launched as WoodSpring Suites in 2015. Principal national competitors include Extended Stay America, MyPlace and Studio 6.
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

The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2018:

	As of and For the Year Ended December 31,
	2014	2015	2016	2017	2018
COMFORT INN DOMESTIC SYSTEM
Number of properties, end of period	1,240	1,156	1,113	1,083	1,056
Number of rooms, end of period	95,862	89,545	86,310	84,626	82,901
Royalty fees ($000)(1)	$93,630	$96,546	$96,497	$97,616	$96,589
Average occupancy percentage	63.3%	65.0%	65.6%	66.0%	65.2%
ADR	$86.08	$89.68	$92.56	$94.23	$94.73
RevPAR	$54.50	$58.25	$60.70	$62.23	$61.72
COMFORT SUITES DOMESTIC SYSTEM
Number of properties, end of period	577	569	565	567	571
Number of rooms, end of period	44,632	43,949	43,610	44,029	44,381
Royalty fees ($000)(1)	$48,278	$51,114	$53,057	$55,393	$56,424
Average occupancy percentage	66.5%	68.3%	69.3%	70.1%	69.7%
ADR	$90.24	$93.89	$96.32	$97.01	$97.64
RevPAR	$60.01	$64.16	$66.74	$67.96	$68.04
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,284	1,379	1,447	1,542	1,636
Number of rooms, end of period	104,454	110,116	114,582	120,227	126,533
Royalty fees ($000)(1)	$52,589	$59,554	$69,799	$80,924	$90,128
Average occupancy percentage	56.1%	58.2%	59.1%	59.8%	60.1%
ADR	$71.98	$75.06	$77.80	$79.25	$80.15
RevPAR	$40.39	$43.69	$45.99	$47.41	$48.20
CLARION DOMESTIC SYSTEM
Number of properties, end of period	178	175	167	166	174
Number of rooms, end of period	25,049	24,449	22,941	22,138	22,179
Royalty fees ($000)(1)	$11,480	$11,479	$12,137	$12,589	$12,798
Average occupancy percentage	54.5%	57.2%	58.3%	59.3%	57.9%
ADR	$77.65	$79.85	$82.35	$84.62	$84.45
RevPAR	$42.34	$45.63	$48.01	$50.14	$48.90
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	371	377	379	384	393
Number of rooms, end of period	26,811	27,047	27,097	27,410	27,962
Royalty fees ($000)(1)	$18,914	$20,226	$21,925	$23,093	$24,003
Average occupancy percentage	62.5%	63.9%	65.1%	65.5%	65.2%
ADR	$77.13	$80.41	$82.08	$82.96	$84.71
RevPAR	$48.24	$51.41	$53.47	$54.35	$55.20
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	45	52	56	60	63
Number of rooms, end of period	3,568	3,846	4,108	4,249	4,268
Royalty fees ($000)(1)	$2,608	$2,693	$2,909	$3,252	$3,669
Average occupancy percentage	71.4%	67.1%	65.2%	68.4%	69.7%
ADR	$74.82	$77.02	$76.29	$76.70	$83.08
RevPAR	$53.40	$51.71	$49.70	$52.47	$57.89
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	856	856	857	840	839
Number of rooms, end of period	52,878	52,978	52,791	51,233	50,692
Royalty fees ($000)(1)	$18,896	$20,784	$22,598	$23,867	$24,455
Average occupancy percentage	51.6%	53.5%	54.1%	54.5%	54.7%
ADR	$57.85	$59.61	$61.41	$62.95	$63.44
RevPAR	$29.86	$31.90	$33.22	$34.29	$34.68

RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	474	513	565	600	612
Number of rooms, end of period	26,172	28,880	32,515	34,488	35,124
Royalty fees ($000)(1)	$5,532	$6,006	$7,010	$8,799	$9,772
Average occupancy percentage	55.1%	56.3%	55.7%	56.0%	56.4%
ADR	$56.68	$59.75	$63.04	$64.51	$64.26
RevPAR	$31.25	$33.64	$35.08	$36.09	$36.21
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	65	62	59	61	54
Number of rooms, end of period	7,198	6,994	6,561	6,698	5,699
Royalty fees ($000)(1)	$3,111	$3,395	$3,511	$3,716	$3,725
Average occupancy percentage	71.8%	75.5%	75.5%	76.0%	75.5%
ADR	$45.25	$47.61	$49.96	$51.76	$55.81
RevPAR	$32.51	$35.95	$37.72	$39.31	$42.16
CAMBRIA HOTEL DOMESTIC SYSTEM(2)
Number of properties, end of period	22	25	27	36	40
Number of rooms, end of period	2,642	3,113	3,503	4,917	5,685
Royalty fees ($000)(1)	$2,687	$3,745	$4,955	$6,731	$8,872
Average occupancy percentage(2)	N/A	N/A	76.3%	73.8%	71.5%
ADR(2)	N/A	N/A	$131.73	$137.86	$146.71
RevPAR(2)	N/A	N/A	$100.46	$101.70	$104.84
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	109	112	127	162	176
Number of rooms, end of period	9,395	9,455	10,480	13,000	14,693
Royalty fees ($000)(1)	$4,950	$5,558	$5,985	$7,694	$10,085
Average occupancy percentage	60.3%	58.5%	58.1%	55.5%	58.0%
ADR	$121.49	$127.27	$129.97	$127.96	$126.86
RevPAR	$73.20	$74.47	$75.52	$71.05	$73.62
WOODSPRING SUITES DOMESTIC SYSTEM (3)
Number of properties, end of period	N/A	N/A	N/A	N/A	249
Number of rooms, end of period	N/A	N/A	N/A	N/A	29,911
Royalty fees ($000)(1)	N/A	N/A	N/A	N/A	$18,982
Average occupancy percentage(3)	N/A	N/A	N/A	N/A	80.1%
ADR(3)	N/A	N/A	N/A	N/A	$45.92
RevPAR(3)	N/A	N/A	N/A	N/A	$36.77

(1)	Royalty fees exclude the impact of franchise agreement acquisition cost amortization.

(2)	Statistics for average occupancy percentage, ADR and RevPAR exclude years in which the Cambria Hotel brand did not have 25 units open and operating for a twelve month period.

(3)
Statistics prior to 2018 exclude WoodSpring Suites properties. Statistics for 2018 include royalties after acquisition on February 1. 2018 and full year statistics for average occupancy percentage, ADR and RevPAR.

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

In some territories outside the United States hotel franchising is less prevalent, and many markets are served primarily by independent operators. We believe that chain and franchise affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs. We believe that international franchise operations will provide a significant long-term growth opportunity for the Company and as a result we continue to invest in information technology and marketing which is expected to enhance the value proposition for prospective international franchisees.
The following chart and narrative summarizes our franchise system outside of the United States(1):

	As of and For the Year Ended December 31,
	2014	2015	2016	2017	2018
Number of properties, end of period	1,158	1,147	1,152	1,126	1,158
Number of rooms, end of period	106,617	107,111	111,624	112,558	119,080
Royalty fees ($000)(2)	$24,515	$20,166	$19,887	$21,396	$22,005

(1)
Reporting of operating statistics (e.g., average occupancy percentage and average daily room rate) of international franchisees is not required by all master franchise contracts, thus these statistics and RevPAR are not presented for all international franchisees.

(2)	Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
The Company's direct franchising operations are primarily conducted in the following countries and territories:
Continental Europe. The Company conducts franchising operations in Germany, Italy, Czech Republic, Austria and Hungary, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and Belgium through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. The Company also operates in Spain through a strategic alliance with Sercotel Hotels. At December 31, 2018, the Company's subsidiaries had 195 properties open and operating in continental Europe.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2018, the Company’s subsidiary had 33 properties open and operating in the United Kingdom.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2018, the Company had 31 franchised properties open and operating.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2018, CHAP had 188 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. CHM is focused on establishing Clarion, Quality, Sleep and Comfort brands through conversion of hotels in Mexico. At December 31, 2018, the Company’s subsidiary had 32 properties open and operating.
Canada. The Company conducts direct franchising operations for its extended stay and Cambria Hotel brands in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 4 properties open and operating at December 31, 2018.

Other International Relationships. The Company, through Choice BV, has direct franchise relationships with properties in Colombia, Malaysia, and Turkey. At December 31, 2018, 1 property was open and operating in Colombia, 1 property was open and operating in Malaysia and 4 properties were open and operating in Turkey.
The Company utilizes master franchising relationships primarily in the following countries and territories:
Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2018, NCH had 194 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia, Lithuania and Finland on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses the right to franchise Ascend Hotel Collection hotels in its territory. This agreement also expires in 2023.

Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2023. As of December 31, 2018, CHJ had 60 open properties.
Canada. We conduct our operations in Canada for the majority of our brands through Choice Hotels Canada Inc. ("CHC"), a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 317 of our franchised properties open and operating as of December 31, 2018.
South America. We conduct our operations in Brazil and certain other South American territories through a master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2018, Atlantica had 72 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement expires in December 2024.
Central America. We conduct our operations in certain Central American territories through a master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2018, Real had 16 open properties in its development territory which consists of Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Colombia, Costa Rica, Ecuador, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China. At December 31, 2018, 7 properties were open and operating in China.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2018:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms
Comfort	1,545	125,805	184	15,211
Comfort Suites	593	47,235	128	10,968
Quality	1,970	163,284	88	6,571
Ascend Hotel Collection	256	23,923	60	4,896
Clarion	309	43,185	24	2,752
Sleep Inn	415	30,487	156	7,900
MainStay Suites	64	4,368	139	6,250
Econo Lodge	906	53,790	33	1,850
Rodeway Inn	617	35,427	41	2,859
Suburban	57	6,008	22	1,432
Cambria Hotel	40	5,685	90	12,195
WoodSpring Suites	249	29,911	117	14,177
Totals	7,021	569,108	1,082	87,061

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
The Company utilizes master development agreements (“MDA”) with respect to the WoodSpring Suites brand. In exchange for a non-refundable fee, developers are provided geographic exclusivity to enter into a specified number of franchise agreements and develop WoodSpring Suites properties. The upfront fees received on signing of the MDA are allocable to the affiliation fees due upon the execution of each franchise agreement between the parties in the regions covered by the MDA. The MDA specifies development schedules the developer must maintain; if not met, the Company can terminate the geographic exclusivity, however the upfront fees remain allocable to future franchise agreement affiliation fees as long as the MDA remains in effect.
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
Franchise agreements are individually negotiated and vary among the different Choice brands and franchises, but we believe they are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an affiliation fee; a royalty fee; and a marketing and reservation system fee.

Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2018

Brand	Initial Fee Per Room/Minimum	Relicensing and Renewal Fee Minimum	Royalty Fees (1)	Marketing and Reservation System Fees (1)
Cambria Hotels	$500/$60,000	$65,000	6.00%	3.00%
Comfort Inn	$500/$50,000	$55,000	6.00%	3.50%
Comfort Suites	$500/$50,000	$55,000	6.00%	3.50%
Quality Inn	$300/$35,000	$45,000	5.25%	3.50%
Ascend Hotel Collection	$375/$30,000	$30,000	5.00%	2.50%
Clarion	$300/$40,000	$45,000	5.00%	3.00%
Clarion Pointe	$300/$40,000	$45,000	5.50%	3.25%
Sleep Inn	$300/$40,000	$45,000	5.50%	3.50%
MainStay Suites(2)	$300/$30,000	$30,000	6.00%	2.50%
Econo Lodge	$250/$25,000	$30,000	5.00%	3.00%
Rodeway Inn	$125/$15,000	$15,000	5.00%	3.00%
Suburban Extended Stay Hotel(2)	$225/$30,000	$30,000	6.00%	2.50%
WoodSpring Suites	N/A/$50,000	$50,000	6.00%	2.50%

(1)	Fees are based on a percentage of gross room revenue

(2)
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

Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is to not only to help increase the number of reservations delivered to our franchisees but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, help deliver guests to our franchisees' hotels at the lowest cost to the franchisee and the highest average daily rates. We believe that by helping our franchisees become more profitable we will enhance our ability to retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:
Brand Name Marketing and Advertising. Our franchised hotels are typically located in areas conveniently accessible to business and leisure travelers, and therefore, a significant portion of hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
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
We conduct numerous marketing and sales programs and deploy field-based sales agents which target specific groups, including business travelers, senior citizens, automobile club members, families, government and military employees, educational organizations and meeting planners. Other marketing efforts include domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, electronic direct marketing e-mail programs, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and the publication of electronic travel and vacation directories.
We operate a loyalty program, Choice Privileges, for all of the Choice brands, with the exception of WoodSpring, to attract and retain travelers by rewarding stays with points towards free hotel nights and other rewards. Choice Privileges participants can earn points redeemable for free nights at Choice brand properties. The loyalty program also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help us deliver incremental business to our franchised hotels and are an important selling point for our franchise sales personnel. The Choice Privileges program had approximately 40 million members worldwide as of December 31, 2018. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Our field-based franchise services area directors work with franchisees to help them maximize RevPAR. These consultants advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system includes a rate and selling management tool to help our franchisees better manage rates and inventory which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we offer revenue management services to our franchisees to assist them in maximizing their room rates.
Central Reservation System ("CRS"). Our central reservation system consists of our toll-free telephone reservation system, our proprietary internet sites, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by our CRS as room nights reserved through these channels are typically at higher average daily rates than reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in retention of existing franchisees and acquisition of new franchisees.
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
We continue to implement our integrated reservation and distribution strategy to help improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, www.choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Best Internet Rate Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We continue to educate our individual franchisees about the unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many, but not all, major online third party booking sites.
We also continue to upgrade our technology to ensure that our CRS can effectively handle the current and future volume on digital channels and support the industry's shift toward accelerated digital communications and guest experience personalization. In support of these initiatives, in the first quarter of 2018, the Company transitioned to choiceEDGE, a cloud-based software developed by the Company to manage all distribution for the Company by optimizing rate, inventory, availability, shopping, booking and reservations for its website, mobile apps and third-party distribution partners.

Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents and other proprietary channels last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature ("SmartRates") that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisee's ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy and participate in our marketing programs. As a cloud-based solution, the choiceADVANTAGE system helps reduce each hotel’s investment in on-site computer equipment, typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover cleanliness conditions, brand standards and minimum service offerings. We inspect most properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted by a third-party periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality matters may be subject to consequences ranging from written warnings, the payment of re-inspection, non-compliance and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
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
Competition
Competition among franchise lodging brands is intense in attracting potential franchisees, retaining existing franchisees and generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow either the hotel owner or the Company to opt-out of the agreement at mutually agreed upon anniversary dates.
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
Service Marks and Other Intellectual Property
The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Hotels, Suburban Extended Stay Hotel, Ascend Hotel Collection, WoodSpring Suites, Choice Privileges, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in the countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Employees
We employed approximately 1,882 people in our global operations as of February 15, 2019. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF CHOICE HOTELS INTERNATIONAL, INC.
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2018 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	72	Chairman of the Board of Directors
Patrick S. Pacious	52	President and Chief Executive Officer
Dominic E. Dragisich	36	Chief Financial Officer
David A. Pepper	51	Chief Development Officer
Simone Wu	53	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	47	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	52	Chief Commercial Officer
Patrick J. Cimerola	50	Chief Human Resources Officer
Scott E. Oaksmith	47	Senior Vice President, Finance and Chief Accounting Officer
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

•	the availability and cost of capital to allow hotel owners and developers to build new hotels and fund investments;

•	changes in travel patterns;

•	travelers’ fears of exposure to contagious diseases or insect infestations in hotel rooms and certain geographic areas;

•	changes in governmental regulations that influence or determine wages, benefits, prices or increase operating, maintenance or construction costs of our franchisees;

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
We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. For example, competition may require us to reduce or change fee structures, make greater use of financial incentives such as loans and guaranties to acquire franchisees and/or reduce the level of property improvements required before operating under our brand names. This could potentially impact our margins negatively. New competition may also emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.
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

A significant, and increasing, percentage of hotel rooms are booked through internet travel intermediaries. If these intermediaries are successful in continuing to increase their share of bookings or are otherwise successful in executing strategies to strengthen their commercial and contractual ties to our hotels and hotel guests, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contractual and operational concessions from our franchisees or us.
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
The increasing use of alternative internet reservation channels influences the way in which we utilize and market the benefits of our existing distribution channel. For example, we have introduced programs such as "Best Internet Rate Guarantee" and a closed-user group pricing to encourage bookings directly through our distribution system. However, there can be no assurance that current margins or levels of utilization associated with these or other strategies will succeed in increasing the booking percentages to our direct channels at the expense of channels controlled by travel intermediaries. In addition, our implementation of programs such as closed-user group pricing may cause travel intermediaries to respond by diverting business away from our hotels by removing or marginalizing our hotels in search results on their platforms.
Finally, there can be no assurance that we will be able to maintain stable commercial or contractual relationships with every significant internet travel intermediary, and any resulting instability may have a significant adverse impact on our business, if for example, our brands are not available through one or more of such intermediaries. Relatedly, we may not be able to negotiate mutually acceptable agreements or renegotiate extensions of agreements with existing internet travel intermediaries upon their expiration, and any such renegotiated or extended agreement may not be entered into on terms as favorable as the provisions that existed before such expiration, replacement or renegotiation.
We and our franchisees are reliant upon information technology systems to operate our business and remain competitive, and any disruption or malfunction or failure to adapt to technological developments could adversely affect our business.
The lodging industry depends upon the use of sophisticated information technology and systems including those utilized for reservations, property management, procurement, hotel revenue management, operation of our customer loyalty programs, communications, and our administrative systems. We also maintain physical facilities to support these systems and related services.
Information technology and systems that we rely upon are or may be vulnerable to damage or interruption from:

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security;

•
power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	earthquakes, fires, floods and other natural disasters.

Disruptions, failures or malfunctions in technology can impact our revenue as well as our ability to retain existing franchisees and attract new franchisees to our system. In addition, the operation of many of these systems is dependent upon third party data communication networks and software upgrades, maintenance and support. These technologies and systems can be expected to require refinements, updates or replacements, and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.

There can also be no assurance that improvements or upgrades to technologies and systems will maintain or improve the performance, reliability and integrity of our systems or that we will achieve the benefits that may have been anticipated from such improvements or upgrades. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to our internal or third-party systems and support.
We are subject to risks related to cybersecurity.
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, malicious social engineering, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Our systems may also be vulnerable to human error, negligence, fraud or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the integrity of our data, none of which are known to be material to the Company to date.
We seek to minimize the impact of these cybersecurity incidents through the use of various technologies, processes and practices designed to help protect our networks, systems, computers and data from attack, damage or unauthorized access. We continuously assess our security posture, seek to implement appropriate risk reduction measures, enhance our operating processes, improve our defenses and take other measures to strengthen our cybersecurity program. Cybersecurity threats are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Incidents can be difficult to detect for long periods of time and can involve complex or extended assessment and remediation periods, which could magnify the severity of an incident. Accordingly, there are no guarantees that our cybersecurity practices and our efforts to implement appropriate risk reduction measures will be sufficient to prevent or mitigate all attacks. While we carry cyber breach, property and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to our brands, serious disruption to our operations, investigations, litigation and liability due to regulatory fines or penalties or pursuant to our contractual obligations. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits. Such losses may have a material adverse effect on our business, financial condition and results of operations.
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.
Our business requires the collection and retention of large volumes of internal and sensitive customer data, including credit card numbers and other personally identifiable information of our employees, franchisees and guests as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that franchisee, guest, employee, and company data is critical to us and our reputation. Our customers have a high expectation that we will adequately protect their personal information, and the failure to do so could result in a material adverse impact to our reputation, operations, and financial condition. Further, the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various United States and international laws and regulations applicable to the protection of such data or with the Payment Card Industry data security standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.
Privacy laws and regulations could adversely affect our ability to transfer guest data and market our products effectively and could be applied to impose costs, fines and operational conditions on our business in the event of perceived non-compliance, and could otherwise impact our results from operations.
Our business operations are subject to various U.S. and international privacy and data protection laws. Any future changes or restrictions in U.S. or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. For example, the California Consumer Protection Act (CCPA), which is currently slated to take effect in 2020, creates new compliance regulations on businesses that collect information from California residents and is enforced by the state attorney general. Compliance with requirements imposed by the CCPA, the European Union General Data Protection Regulation (GDPR) and similar laws, or any future changes in such laws or additional restrictions, could result in significant costs and require us to change some of our business practices. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions as well as reputational harm.
We also rely on a variety of direct marketing techniques, including telemarketing, text/SMS, email, and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, CANSPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, text/SMS, email, and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
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
New brands may not be accepted by franchisees and consumers
We have developed and launched additional hotel brands, such as Cambria Hotels, Clarion Pointe and Ascend Hotel Collection, and may develop and launch additional brands in the future. There can be no assurance regarding the level of acceptance of new brands in the development and consumer marketplaces, that costs incurred to develop the brands will be recovered or that the anticipated benefits from these new brands will be realized.
Our investment in new business lines is inherently risky and could disrupt our core business.
In March 2013, we launched SkyTouch Technology ("SkyTouch") which develops and markets cloud-based technology products to the hotel industry. In 2015, we acquired a Netherlands-based company that provides SaaS solutions for vacation rental management companies ("SaaS for vacation rentals"). These business lines collectively comprise our SaaS technology solutions division. We expect to continue to invest in alternate lines of business and may in the future invest in other new business strategies, products, services, and technologies.
Such investments generally involve significant risks and uncertainties, including distraction of management from our core franchising operations, unanticipated expenses, inadequate return of capital on our investments, losses of key customers or contracts, and unidentified issues and risks not discovered in our development or analysis of such strategies and offerings. For our SaaS technology solutions division, additional specific risks and uncertainties include, among others, a limited history as a stand-alone operating business, the willingness of our potential competitors to enter into a business relationship with one of our operating divisions, the ability to develop and offer innovative products that appeal to hoteliers and vacation rental management companies, continuing market acceptance of the division's enterprise cloud-based technology products, security threats to processed and stored data, intense competition in the technology industry, protection of intellectual property rights, and claims of infringement of the intellectual property of third parties.
Because these ventures are software and technology businesses, they are inherently risky, and there can be no assurance that our investments will be successful. If we do not realize the financial or strategic goals that are contemplated at the time we commit to significant investments in support of these ventures, our reputation, financial condition, operating results and growth trajectory may be impacted. In 2018, we recognized a non-cash impairment charge to goodwill associated with the SaaS for vacation rentals business line. There can be no assurance there will not be further impairments or charges in future periods.
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
Moreover, our international operations are subject to compliance with anti-corruption and anti-bribery laws and other foreign laws and regulations. While we have policies in place to enforce and monitor internal and external compliance with these laws, we cannot guarantee that our policies will always protect us from reckless or criminal acts committed by our employees, franchisees or third-parties with whom we work. The United States also imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. If we are found liable for violations of anti-corruption or sanctions laws, we could incur criminal or civil liabilities which could have a material and adverse effect on our results of operations, our financial condition and our reputation. Furthermore, the creation of new restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise contribute to our profitability.
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
Development activities that involve our co-investment or financing and guaranty support for third parties or self-development of hotels may result in losses.
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guaranties, and equity investments, or if we elect in the future to self-develop hotels, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guaranties for the benefit of franchisees, self-develop hotels or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as:
• construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations;
•the possibility that the parties with which we have entered into a co-investment, hotel development, financing or guaranty relationships could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours; and
•that conditions within credit or capital markets may limit the ability of franchisees or us to raise additional debt or equity that may be required for completion of projects.
In addition to general credit and capital markets risks, we face specific risks stemming from our ability to assess the existing and future financial strength of the franchisee and its principals, the development/construction abilities of the franchisee or third-party parties hired by us to develop hotels, the expected performance of the hotel in light of the forecasted general, regional and market-specific economic climate, and the ability to negotiate for, value, and if necessary collect security for our loans or obligations. If we do not accurately assess these risks, our assumptions used to make these estimates prove inaccurate, or situations in the credit market or hospitality industry change in a manner we did not anticipate, our loans and investments may become impaired and/or we may be required to make payment under guaranties we have issued. In such instances, there is no assurance that we will be able to recover any or all of such impaired or paid amounts, in which case we will experience losses which could be material.
Development activities that involve our investment in real estate to stimulate the development of new brands may result in exposure to losses.
The Company is engaged in a program to identify real estate for potential developers to acquire and be utilized for hotel development. The Company’s intent is to identify potential development sites so that developers or we may acquire the site and commence construction of a hotel franchised under one of the Company's brands. However, in certain circumstances, the Company has acquired, and continues to acquire, the real estate prior to identifying a potential developer for the project. As a result, we are subject to the investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a hotel; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.
Investing through joint ventures decreases our ability to manage risk.

We have invested and expect to continue to invest in real estate and other hospitality related joint ventures. Joint venture members often have shared control over the operation of the joint venture assets and therefore these investments may involve risks such as the possibility that the member in an investment might become bankrupt or not have the financial resources to meet its obligations or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a member might subject us to additional risk, require greater financial support from the Company than initially forecasted or result in actions that are inconsistent with our business interests or goals.
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
These factors, among others, could adversely affect the operating results and financial condition of our franchisees and result in declines in the number of franchised properties and/or franchise fees and other revenues derived from our franchising business. In addition, at times, the Company provides financial support to our franchisees via notes and guaranties. Factors that may adversely affect the operating results and financial condition of these franchisees may result in the Company incurring losses related to this financial support.

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
The FTC, various states, and certain foreign jurisdictions where we market franchises regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states in which our franchisees operate have “franchise relationship laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our business has not been materially affected by such regulation, there can be no assurance that this will continue or that future regulation or legislation will not have such an effect.
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
The Company utilizes third party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting its franchisees and providing support, hardware and data for the use of its property management and central reservation services systems. In addition, the Company relies on third party providers to provide market and competitor information that is utilized in the Company's strategic decision making process. The failure of any third-party operator or provider to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, provide accurate information and comply with laws, rules and regulations could result in material adverse consequences to our business.
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
We lease two office buildings and own a third office building in Phoenix, AZ, which houses our reservation and property systems' information technology operations and our domestic SaaS technology solutions division. The Company also rents office space for regional offices in Australia, the United Kingdom, Canada, Germany, Italy, France, the Netherlands, India, Mexico, Dallas, TX, and Chevy Chase, MD.
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

The Company is not a party to any material litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the New York Stock Exchange under the symbol "CHH".

As of February 15, 2019, there were 1,234 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2018.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2018	22,168	$71.90	—	4,016,795
February 28, 2018	44,347	80.43	—	4,016,795
March 31, 2018	451,324	81.44	432,165	3,584,630
April 30, 2018	189,696	79.71	188,284	3,396,346
May 31, 2018	10,076	79.41	10,076	3,386,270
June 30, 2018	159,918	79.65	158,815	3,227,455
July 31, 2018	234,479	76.88	233,847	2,993,608
August 31, 2018	174,613	77.53	174,149	2,819,459
September 30, 2018	89,521	79.60	87,934	2,731,525
October 31, 2018	242,909	73.49	242,780	2,488,745
November 30, 2018	56,015	75.58	56,015	2,432,730
December 31, 2018	244,092	71.00	242,727	2,190,003
Total	1,919,158	$77.47	1,826,792	2,190,003

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2018, the Company repurchased $50.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company repurchased 83.5 million shares at an average price of $16.74 per share.

(2)
During the year ended December 31, 2018, the Company redeemed 92,366 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2018.

	12/13	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17	6/18	12/18
Choice Hotels International, Inc.	$100.00	$96.69	$115.79	$112.87	$105.74	$100.70	$119.53	$137.95	$167.63	$164.21	$156.36
NYSE Composite	100.00	106.91	106.75	107.76	102.38	107.40	114.61	123.53	136.07	134.56	123.89
S&P Hotels, Resorts & Cruise Lines	100.00	106.55	124.06	125.15	128.85	114.76	138.54	175.49	206.55	189.38	169.24

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606"). The Company adopted Topic 606 under the full retrospective method with an effective date of January 1, 2016. Refer to Note 1 to our consolidated financial statements for additional information.
We derived the selected consolidated statements of income data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included in this annual report.
We derived the selected consolidated balance sheet data for the year ended December 31, 2016 from our previously issued consolidated financial statements which are not included in this annual report, as adjusted for certain items impacted by the adoption of Topic 606. We derived the selected consolidated statements of income and selected consolidated balance sheet data for the years ended and as of December 31, 2015 and 2014 from our previously issued consolidated financial statements which are not included in this annual report and have not been modified for the adoption of Topic 606.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the other financial information included elsewhere in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.

Company results (in millions, except per share data)

	2014	2015	2016	2017	2018
Total Revenues	$758.0	$859.9	$807.9	$941.3	$1,041.3
Operating Income	$214.6	$225.3	$187.1	$289.7	$318.5
Income from continuing operations, net of income taxes	$121.5	$128.0	$106.7	$122.3	$216.4
Income from discontinued operations, net of income taxes	$1.7	$—	$—	$—	$—
Basic earnings per share:
Continuing operations	$2.08	$2.24	$1.90	$2.16	$3.83
Discontinued operations	$0.03	$—	$—	$—	$—
Diluted earnings per share:
Continuing operations	$2.07	$2.22	$1.89	$2.15	$3.80
Discontinued operations	$0.03	$—	$—	$—	$—
Total Assets	$637.9	$717.0	$908.5	$995.2	$1,138.4
Long-Term Debt	$772.7	$812.9	$839.4	$725.3	$753.5
Cash Dividends Declared Per Common Share	$0.75	$0.79	$0.83	$0.86	$0.86
Matters that affect the comparability of our annual results are as follows:

•
Operating and net income in 2014 reflect a full year of operations for the Company’s SkyTouch business line that provides property management systems to hotels not affiliated with the Choice brands which was launched in March 2013 as well as an increased investment in the sales and marketing capabilities of the division. As a result, the net operating loss of the division increased by approximately $7.1 million. Discontinued operations for 2014 reflect the sale of the Company’s three company-owned MainStay Suites hotels which resulted in a $2.8 million pre-tax gain.

•
Total revenues and operating income were impacted by the acquisition of the SaaS for vacation rentals business line in August 2015. The acquisition resulted in approximately $2.2 million of additional revenue and a $3.2 million negative impact on operating income in 2015. In addition, in December 2014 the Company acquired, through legal settlement of a past due note receivable, an office building in Columbus, Ohio with existing tenants and operations - 2015 includes a full year of revenues and expenses related to its operations. The office building provided $1.0 million in additional revenue and $0.6 million in operating income for the year ended December 31, 2015.

•
Effective January 1, 2016, the Company adopted Topic 606 which impacted the Company's pattern of revenue recognition. In addition, resulting from the adoption of Topic 606, the Company now records surpluses and deficits generated from the marketing and reservation system activities within the consolidated statements of income. As a result, total revenues, operating, and net income were impacted by temporary spending in excess of fees related to marketing and reservation activities resulting in the Company incurring $50.6 million in expenses in excess of revenues. The deficit spending on marketing and reservation system activities for the year ended December 31, 2016 primarily reflects a change in the Company's expiration policy for the Choice Privileges membership program, resulting in an increase to the corresponding liabilities and charge to marketing and reservation system revenues. Operations were also impacted by the recordation of a full-year of operations for the SaaS for vacation rentals business line acquired in 2015, resulting in a $3.7 million increase in total revenues compared to the prior year. In addition, in 2016, operating and net income were reduced by termination benefits of $2.2 million related to the departure of the Company's chief financial officer. Net income was also favorably impacted by $3.4 million due to the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess benefits and tax deficiencies be recognized as income tax expense or benefit to the income statement.

•
Operating and net income in 2017 reflect $12.0 million in compensation expenses related to the acceleration of the Company's chief executive officer succession plan. Selling, general and administrative ("SG&A") expenses were reduced by a $1.2 million impairment of below market lease acquisition costs associated with an office building owned by the Company. The Company’s marketing and reservation system activities recognized revenue that exceeded the related expenses by $20.2 million resulting in incremental operating income. Net income was further impacted by comprehensive tax legislation enacted on December 22, 2017. The impact of the tax legislation on net income for the year ended December 31, 2017 was a reduction of approximately $48.5 million. Refer to Note 16 of the consolidated financial statements.

•
On February 1, 2018, the Company acquired WoodSpring Hotels Franchise Services LLC ("WSFS") which contributed to the increase in franchising revenues totaling $29.5 million, operating income of $8.1 million and income before income taxes of $1.1 million. Operating income and income before income taxes in 2018 also reflect an impairment of non-franchising goodwill of $4.3 million and a loan valuation allowance charge of $2.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Choice Hotels International, Inc. and its subsidiaries (together the "Company"). MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes.

Effective January 1, 2018, the Company adopted Topic 606 under the full retrospective method. As a result, the Company’s results from operations for the years ended 2017 and 2016 have been revised to reflect the adoption of Topic 606.

Overview
We are primarily a hotel franchisor with franchise agreements representing 7,021 hotels open and 1,082 hotels under construction, awaiting conversion or approved for development as of December 31, 2018, with 569,108 rooms and 87,061 rooms, respectively, in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe ™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, and Cambria® Hotels (collectively, the "Choice brands").

On February 1, 2018, the Company acquired all of the issued and outstanding equity interests of WSFS. WSFS is the franchisor of WoodSpring Suites and at acquisition had 239 units (28,680 rooms) operating in the economy extended stay segment in 35 states in the United States. The transaction has been accounted for as a business combination and accordingly, assets acquired and liabilities assumed were recorded at their fair values of the acquisition date. The acquisition allowed the Company to accelerate its growth in the economy extended stay segment. The results of WSFS have been consolidated within the Company’s hotel franchising segment since February 1, 2018.
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
With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.6 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2018, we have repurchased 50.5 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.5 million shares at an average price of $16.74 per share. The Company purchased 1.8 million shares of common stock under the share repurchase program at a total cost of $141.2 million for the year ended December 31, 2018. At December 31, 2018, we had approximately 2.2 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends is subject to the discretion of the board of directors. During the year ended December 31, 2018, we paid cash dividends totaling approximately $48.7 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors, including limitations in the Company's credit facility. Based on the present outstanding share count and annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2019 would be approximately $47.9 million.
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
Our discussion of the hotel franchising activities also excludes the Company’s marketing and reservation system revenues and expenses. The Company's franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and therefore no income or loss will be generated from marketing and reservation system activities. As a result, the Company generally excludes the financial impacts of this program from the analysis of its operations.

Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the years ended 2018 and 2017, marketing and reservation system revenues exceeded expenses by $9.4 million and $20.2 million, respectively. During the year ended 2016, marketing and reservation system expenses exceeded revenues by $50.6 million.
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
Calculation of Hotel Franchising Revenues

	Year Ended December 31,
	(in thousands)
	2018	2017	2016
Total Revenues	$1,041,304	$941,297	$807,909
Adjustments:
Marketing and reservation system revenues	(543,677)	(499,625)	(409,120)
Non-hotel franchising activities	(14,257)	(10,818)	(8,816)
Hotel Franchising Revenues	$483,370	$430,854	$389,973

Operations Review
Comparison of 2018 and 2017 Operating Results

Summarized financial results for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
REVENUES:
Royalty fees	$376,676	$341,745
Initial franchise and relicensing fees	26,072	23,038
Procurement services	52,088	40,451
Marketing and reservation system	543,677	499,625
Other	42,791	36,438
Total revenues	1,041,304	941,297
OPERATING EXPENSES:
Selling, general and administrative	170,027	165,821
Depreciation and amortization	14,330	6,680
Marketing and reservation system	534,266	479,400
Total operating expenses	718,623	651,901
Impairment of goodwill	(4,289)	—
Gain on sale of assets, net	82	257
Operating income	318,474	289,653
OTHER INCOME AND EXPENSES, NET:
Interest expense	45,908	45,039
Interest income	(7,452)	(5,920)
Other (gain) loss	1,437	(3,229)
Equity in net (income) loss of affiliates	5,323	4,546
Total other income and expenses, net	45,216	40,436
Income before income taxes	273,258	249,217
Income taxes	56,903	126,890
Net income	$216,355	$122,327
Results of Operations
The Company recorded income before income taxes of $273.3 million for the year ended December 31, 2018, a $24.0 million or 10% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $28.8 million increase in operating income and a $1.5 million increase in interest income, partially offset by a $4.7 million decrease in other (gain) loss, a $0.9 million increase in interest expense, and a $0.8 million increase in equity in net loss of affiliates.
Operating income increased $28.8 million primarily due to a $52.5 million or 12% increase in the Company’s hotel franchising revenues partially offset by a $10.8 million change in the net surplus/ deficit generated from marketing and reservation system activities, a $7.7 million increase in depreciation and amortization, a $4.2 million increase in SG&A expenses, and recognition of a $4.3 million impairment of goodwill. The primary reasons for these fluctuations are described in more detail below.
Hotel Franchising Revenues
Hotel franchising revenues were $483.4 million for the year ended December 31, 2018 compared to $430.9 million for the year ended December 31, 2017, a $52.5 million or 12% increase. The increase in franchising revenues is primarily due to a $34.9 million or 10% increase in royalty revenues, a $11.6 million or 29% increase in procurement services revenues, a $3.0 million increase in initial franchise and relicensing fees, and a $2.9 million increase in non-compliance, contract termination fees and other franchise revenues.

Royalty Fees
Domestic royalty fees for the year ended December 31, 2018 increased $34.5 million to $354.7 million from $320.2 million for the year ended December 31, 2017, an increase of 11%. The increase in domestic royalties reflect a 9.0% increase in the number of domestic franchised hotel rooms, a 1.2% increase in domestic RevPAR, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.5% increase in average daily rates partially offset by a 10 basis point decrease in occupancy rates. The slight decline in occupancy rates for the full year ended December 31, 2018 primarily relate to weather-related events such as hurricanes that drove higher occupancy rates in the third quarter of 2017 resulting in lower demand in the current year, as comparable weather-related events did not occur in 2018. In addition, lobby and room renovations at over 1,000 of the Company’s Comfort brand franchises have negatively impacted occupancy rates in 2018. The Company expects the lower occupancy rates due to these renovations to be temporary in nature and will result in increased future demand. The Company's effective royalty rate of the domestic hotel system increased from 4.61% for the year ended December 31, 2017 to 4.75% for the year ended December 31, 2018. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements, annual contractual royalty rate increases contained in existing franchise agreements and the acquisition of WSFS. Overall, the acquisition of WSFS on February 1, 2018 increased domestic royalties for the year ended December 31, 2018 by $18.9 million.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2018 and 2017 is as follows:

	2018			2017			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$94.73	65.2%	$61.72	$94.23	66.0%	$62.23	0.5%	(80)	bps	(0.8)%
Comfort Suites	97.64	69.7%	68.04	97.01	70.1%	67.96	0.6%	(40)	bps	0.1%
Sleep	84.71	65.2%	55.20	82.96	65.5%	54.35	2.1%	(30)	bps	1.6%
Quality	80.15	60.1%	48.20	79.25	59.8%	47.41	1.1%	30	bps	1.7%
Clarion	84.45	57.9%	48.90	84.62	59.3%	50.14	(0.2)%	(140)	bps	(2.5)%
Econo Lodge	63.44	54.7%	34.68	62.95	54.5%	34.29	0.8%	20	bps	1.1%
Rodeway	64.26	56.4%	36.21	64.51	56.0%	36.09	(0.4)%	40	bps	0.3%
WoodSpring Suites*	45.92	80.1%	36.77	42.44	80.5%	34.16	8.2%	(40)	bps	7.6%
MainStay	83.08	69.7%	57.89	76.70	68.4%	52.47	8.3%	130	bps	10.3%
Suburban	55.81	75.5%	42.16	51.76	76.0%	39.31	7.8%	(50)	bps	7.3%
Cambria Hotels	146.71	71.5%	104.84	137.86	73.8%	101.70	6.4%	(230)	bps	3.1%
Ascend Hotel Collection	126.86	58.0%	73.62	127.96	55.5%	71.05	(0.9)%	250	bps	3.6%
Total*	$81.64	63.3%	$51.65	$80.44	63.4%	$51.02	1.5%	(10)	bps	1.2%
* WSFS was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPAR reflect operating performance for the years ended December 31, 2018 and 2017, as if the brand had been acquired on January 1, 2017.
The number of total domestic rooms on-line increased by 9.0% to 450,028 rooms as of December 31, 2018 from 413,015 as of December 31, 2017. The total number of domestic hotels on-line increased by 6.6% to 5,863 as of December 31, 2018 from 5,501 as of December 31, 2017. The increase in units and rooms is primarily attributable to the acquisition of WSFS, which added 239 hotels and 28,680 rooms on the date of acquisition, and the growth of the Quality brand, which added 94 hotels and 6,306 rooms on-line compared to December 31, 2017.

A summary of domestic hotels and rooms on-line at December 31, 2018 and 2017 by brand is as follows:

	December 31, 2018		December 31, 2017		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,056	82,901	1,083	84,626	(27)	(2.5)%	(1,725)	(2.0)%
Comfort Suites	571	44,381	567	44,029	4	0.7%	352	0.8%
Sleep	393	27,962	384	27,410	9	2.3%	552	2.0%
Quality	1,636	126,533	1,542	120,227	94	6.1%	6,306	5.2%
Clarion	174	22,179	166	22,138	8	4.8%	41	0.2%
Econo Lodge	839	50,692	840	51,233	(1)	(0.1)%	(541)	(1.1)%
Rodeway	612	35,124	600	34,488	12	2.0%	636	1.8%
WoodSpring Suites	249	29,911	—	—	249	NM	29,911	NM
MainStay	63	4,268	60	4,249	3	5.0%	19	0.4%
Suburban	54	5,699	61	6,698	(7)	(11.5)%	(999)	(14.9)%
Cambria Hotels	40	5,685	36	4,917	4	11.1%	768	15.6%
Ascend Hotel Collection	176	14,693	162	13,000	14	8.6%	1,693	13.0%
Total Domestic Franchises	5,863	450,028	5,501	413,015	362	6.6%	37,013	9.0%
International royalty fees for the year ended December 31, 2018 increased $0.4 million to $22.0 million, an increase of 1.9% compared to the year ended December 31, 2017. The increase in international royalty fees resulted primarily from an increase in the number of international rooms on-line. International rooms on-line increased by 6,522 from 112,558 as of December 31, 2017 to 119,080 as of December 31, 2018. International hotels on-line increased by 32 from 1,126 as of December 31, 2017 to 1,158 as of December 31, 2018. International rooms grew at a faster pace than the number of hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the year ended December 31, 2018, the Company awarded 756 franchise agreements representing 60,161 rooms compared to 704 franchise agreements representing 53,042 rooms for the year ended December 31, 2017. The acquisition of WSFS resulted in 74 new construction franchise agreements, including 19 with WoodSpring's largest franchisee, and 1 conversion franchise agreement during the year ended December 31, 2018.
Domestic franchise agreements executed for new construction hotels totaled 322 representing 26,694 rooms during the year ended December 31, 2018 compared to 247 contracts representing 18,014 rooms for the year ended December 31, 2017. Conversion hotel executed franchise agreements totaled 434 representing 33,467 rooms for the year ended December 31, 2018 compared to 457 agreements representing 35,028 rooms for the year ended December 31, 2017.
The Company executed 426 domestic relicensing contracts during the year ended December 31, 2018 compared to 439 executed during the year ended December 31, 2017. The Company executed 31 domestic renewal agreements during the year ended December 31, 2018 compared to 26 during the year ended December 31, 2017.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $3.0 million or 13% from $23.0 million to $26.1 million during the years ended December 31, 2017 and 2018, respectively.
As of December 31, 2018, the Company had 1,026 franchised hotels with 81,662 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 853 hotels and 65,764 rooms at December 31,

2017. The number of new construction franchised hotels in the Company’s domestic pipeline increased 27% to 773 at December 31, 2018 from 607 at December 31, 2017. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years and the acquisition of WSFS on February 1, 2018. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 7 hotels or 3% from December 31, 2017 to 253 hotels at December 31, 2018, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 56 franchised hotels with 5,399 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2018 compared to 70 hotels and 7,153 rooms at December 31, 2017. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $11.6 million or 29% from $40.5 million for the year ended December 31, 2017 to $52.1 million for the year ended December 31, 2018. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Revenue: Revenue increased $6.4 million from the year ended December 31, 2017 to $42.8 million for the year ended December 31, 2018. The increase in other revenue reflects a $8.2 million increase in non-compliance, contract termination, and other franchising revenues and a $3.4 million increase in revenues from the Company's non-hotel franchising lines of business, partially offset by a $5.2 million decrease in the sale of chip-enabled credit card readers to our franchisees as the program nears completion.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $170.0 million for the year ended December 31, 2018, an increase of $4.2 million from the December 31, 2017 total of $165.8 million.
SG&A expenses for the years end December 31, 2018 and 2017 include approximately $19.8 million and $16.1 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The $3.7 million increase in SG&A expenses related to non-hotel franchising activities primarily reflect a $1.2 million impairment of a below market lease acquisition cost associated with the office building that reduced SG&A costs recorded in the year ended December 31, 2017 and increased investment in vacation rental activities.
SG&A expenses also reflect transaction and transition costs of $6.9 million and $4.0 million for the years ended December 31, 2018 and 2017, respectively. These costs were incurred in conjunction with the acquisition of WSFS on February 1, 2018, as well as other contemplated but not consummated transactions.
In the fourth quarter of 2018, the Company restructured the terms of a notes receivable from a franchisee resulting in the establishment of a $2.8 million loan valuation allowance with a charge to SG&A. Refer to Note 4 to our consolidated financial statements for additional information. Additionally, SG&A expenses for the year ended December 31, 2017 included $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan.
Excluding the SG&A for non-hotel franchising activities, the impact of acquisition transaction and transition costs, the impairment of notes receivable, the impairment of below market lease acquisition costs, and expenses related to the chief executive succession plan, SG&A for the year end December 31, 2018 increased $6.9 million or 5.2% from $133.6 million in the prior year to $140.6 million in the current year primarily due to general cost increases to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the year ended December 31, 2018 increased $7.7 million to $14.3 million for the same period of the prior year primarily due to the acquisition of WSFS on February 1, 2018. Amortization totaling $7.0 million was recorded related to the portion of the purchase price allocated to the contract asset acquisition costs.
Impairment of Goodwill: The Company recorded a $4.3 million goodwill impairment in the fourth quarter of 2018 related to the SaaS for vacation rentals reporting unit. Refer to Item 7. Critical Accounting Policies and Note 6 to our consolidated financial statements for additional information.

Interest Income: Interest income increased $1.5 million from $5.9 million for the year ended December 31, 2017 to $7.5 million in the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company's program to incent development of its Cambria Hotels brand in strategic markets.
Other (Gain) Loss: Other (gain) loss decreased from a gain of $3.2 million for the year ended December 31, 2017 to a loss of $1.4 million for the year ended December 31, 2018 due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $5.3 million from its unconsolidated joint ventures during the year ended December 31, 2018 compared to net losses of $4.5 million for the year ended December 31, 2017. The fluctuation in net loss from affiliates is primarily attributable to operational ramp-up for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Tax Expense: The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.
The Company's effective income tax rates were 20.8% and 50.9%, for the years ended December 31, 2018 and 2017, respectively. The effective income tax rate for the year ended December 31, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes. The effective income tax rate for the year ended December 31, 2017 was higher than the U.S. federal income tax rate of 35.0% primarily due to the transition tax of $35.3 million and the $13.2 million impairment of our net domestic deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate to 21.0% based on enactment of the Tax Act. The increase from these items was partially offset by the recurring impact of foreign operations and excess tax benefits from share-based compensation.

Due to the recent changes resulting from the Tax Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to U.S. taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company will not record any additional deferred taxes for this item in 2018.

Operations Review
Comparison of 2017 and 2016 Operating Results

Summarized financial results for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
REVENUES:
Royalty fees	$341,745	$317,699
Initial franchise and relicensing fees	23,038	19,720
Procurement services	40,451	35,844
Marketing and reservation system	499,625	409,120
Other	36,438	25,526
Total revenues	941,297	807,909
OPERATING EXPENSES:
Selling, general and administrative	165,821	154,720
Depreciation and amortization	6,680	6,996
Marketing and reservation system	479,400	459,765
Total operating expenses	651,901	621,481
Gain on sale of assets, net	257	627
Operating income	289,653	187,055
OTHER INCOME AND EXPENSES, NET:
Interest expense	45,039	44,446
Interest income	(5,920)	(3,535)
Other (gain) loss	(3,229)	(1,504)
Equity in net (income) loss of affiliates	4,546	(492)
Total other income and expenses, net	40,436	38,915
Income before income taxes	249,217	148,140
Income taxes	126,890	41,428
Net income	$122,327	$106,712
Results of Operations
The Company recorded income before income taxes of $249.2 million for the year ended December 31, 2017, a $101.1 million or 68% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $102.6 million increase in operating income, a $2.4 million increase in interest income, a $1.7 million increase in other gains, partially offset by a $5.0 million decrease in equity in net (income) loss of affiliates.
Operating income increased $102.6 million primarily due to a $40.9 million or 10% increase in the Company’s hotel franchising revenues, a $70.9 million change in the net surplus/ deficit generated from marketing and reservation system activities, and a $2.0 million increase in non-hotel franchising revenues, partially offset by a $11.1 million increase in SG&A expenses. The change in the net surplus/ deficit generated from marketing and reservation system activities results from a change in the Company's expiration policy for points outstanding under the Choice Privileges loyalty membership program, resulting in an increase to the corresponding liabilities and charge to the marketing and reservation system revenues.
Hotel Franchising Revenues
Hotel franchising revenues were $430.9 million for the year ended December 31, 2017 compared to $390.0 million for the year ended December 31, 2016, a $40.9 million or 10% increase. The increase in hotel franchising revenues is primarily due to a $24.0 million or 8% increase in royalty revenues, a $4.6 million or 13% increase in procurement services revenues, $3.3 million or 17% increase in initial franchise and relicensing fees, and a $8.9 million or 53% increase in non-compliance, contract termination fees and other franchise revenues.

Royalty Fees
Domestic royalty fees for the year ended December 31, 2017 increased $22.5 million to $320.2 million from $297.7 million in 2016, an increase of 8%. The increase in domestic royalties reflect a 2.5% increase in domestic RevPAR, a 2.1% increase in the number of domestic franchised hotel rooms, and an increase in the effective royalty rate. System-wide RevPAR increased due to a 1.7% increase in average daily rates accompanied by a 50 basis point increase in occupancy rates. The Company's effective royalty rate of the domestic hotel system increased from 4.41% for the year ended December 31, 2016 to 4.60% for the year ended December 31, 2017. The increase in the effective royalty rate is attributable to improved royalty rate pricing on recently executed domestic franchise agreements as well as annual contractual royalty rate increases contained in existing franchise agreements.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2017 and 2016 is as follows:

	2017			2016			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$94.23	66.0%	$62.23	$92.56	65.6%	$60.70	1.8%	40	bps	2.5%
Comfort Suites	97.01	70.1%	67.96	96.32	69.3%	66.74	0.7%	80	bps	1.8%
Sleep	82.96	65.5%	54.35	82.08	65.1%	53.47	1.1%	40	bps	1.6%
Quality	79.25	59.8%	47.41	77.80	59.1%	45.99	1.9%	70	bps	3.1%
Clarion	84.62	59.3%	50.14	82.35	58.3%	48.01	2.8%	100	bps	4.4%
Econo Lodge	62.95	54.5%	34.29	61.41	54.1%	33.22	2.5%	40	bps	3.2%
Rodeway	64.51	56.0%	36.09	63.04	55.7%	35.08	2.3%	30	bps	2.9%
MainStay	76.70	68.4%	52.47	76.29	65.2%	49.70	0.5%	320	bps	5.6%
Suburban	51.76	76.0%	39.31	49.96	75.5%	37.72	3.6%	50	bps	4.2%
Cambria Hotels	137.86	73.8%	101.70	131.73	76.3%	100.46	4.7%	(250)	bps	1.2%
Ascend Hotel Collection	127.96	55.5%	71.05	129.97	58.1%	75.52	(1.5)%	(260)	bps	(5.9)%
Total	$84.02	62.2%	$52.25	$82.64	61.7%	$51.00	1.7%	50	bps	2.5%
The number of total domestic rooms on-line increased by 2.1% to 413,015 rooms as of December 31, 2017 from 404,498 as of December 31, 2016. The total number of domestic hotels on-line increased by 2.6% to 5,501 as of December 31, 2017, from 5,362 as of December 31, 2016. Our unit growth has outpaced the growth in our rooms primarily due to the Company's multi-year strategy to rejuvenate the Comfort family of brands by terminating under-performing hotels that no longer meet the Comfort brand standards. Hotels terminated from the Comfort brand family may be repositioned to a more suitable brand within the Company's family of brands or exit our franchise system. As a result of this strategy our unit growth has been driven primarily by brands with lower average room counts than the Comfort family of brands.

A summary of the domestic hotels and available rooms at December 31, 2017 and 2016 by brand is as follows:

	December 31, 2017		December 31, 2016		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort Inn	1,083	84,626	1,113	86,310	(30)	(2.7)%	(1,684)	(2.0)%
Comfort Suites	567	44,029	565	43,610	2	0.4%	419	1.0%
Sleep	384	27,410	379	27,097	5	1.3%	313	1.2%
Quality	1,542	120,227	1,447	114,582	95	6.6%	5,645	4.9%
Clarion	166	22,138	167	22,941	(1)	(0.6)%	(803)	(3.5)%
Econo Lodge	840	51,233	857	52,791	(17)	(2.0)%	(1,558)	(3.0)%
Rodeway	600	34,488	565	32,515	35	6.2%	1,973	6.1%
MainStay	60	4,249	56	4,108	4	7.1%	141	3.4%
Suburban	61	6,698	59	6,561	2	3.4%	137	2.1%
Cambria Hotels	36	4,917	27	3,503	9	33.3%	1,414	40.4%
Ascend Hotel Collection	162	13,000	127	10,480	35	27.6%	2,520	24.0%
Total Domestic Franchises	5,501	413,015	5,362	404,498	139	2.6%	8,517	2.1%

International royalty fees increased $1.6 million from $20.0 million in the year ended December 31, 2016 to $21.6 million for the same period in 2017 primarily due to an increase in the number of rooms franchised and improvements in RevPAR and effective royalty rates. International rooms increased by 934 to 112,558 as of December 31, 2017 from 111,624 as of December 31, 2016. The total number of hotels decreased from 1,152 at December 31, 2016 to 1,126 at December 31, 2017. International rooms grew at a faster pace than the number of hotels due to a focus on new entrants with higher per room counts than currently in the Company's international franchised hotel portfolio and the termination of hotels with lower room counts.
Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During 2017, the Company awarded 704 domestic franchise agreements representing 53,042 rooms compared to 645 franchising agreements representing 50,336 rooms for 2016. Domestic franchise agreements executed for new construction hotels totaled 247 representing 18,014 rooms during the year ended December 31, 2017 compared to 201 contracts representing 15,566 rooms for the year ended December 31, 2016. Conversion hotel executed franchise agreements totaled 457 representing 35,028 rooms for the year ended December 31, 2017 compared to 444 agreements representing 34,770 rooms for the year ended December 31, 2016.
The Company executed 439 domestic relicensing contracts during the year ended December 31, 2017 compared to 412 executed during the year ended December 31, 2016. The Company executed 26 domestic renewals agreements during the year ended December 31, 2017 compared to 42 executed during the year ended December 31, 2016.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is executed. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $3.3 million or 17% from $19.7 million to $23.0 million during the years ended December 31, 2016 and 2017, respectively.
As of December 31, 2017, the Company had 853 franchised hotels with 65,764 rooms under construction, awaiting conversion or approved for development in its domestic system compared to 721 hotels and 56,396 rooms at December 31, 2016. The number of new construction franchised hotels in the Company’s domestic pipeline increased 23% to 607 at December 31, 2017 from 492 at December 31, 2016. The growth in the number of new construction hotels in the domestic pipeline reflects the 23%, 16%, and 9% increase in new construction franchise agreements executed in 2017, 2016, and 2015, respectively. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 17 units or 7% from December 31, 2016 to 246 hotels at December 31, 2017 primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open within three to six months after the execution of the franchise agreement. The Company had an additional 70 franchised hotels with 7,153 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2017 compared to 54 hotels and 6,151 rooms at December 31, 2016. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $4.6 million or 13% from $35.8 million for the year ended December 31, 2016 to $40.5 million for the year ended December 31, 2017. The increase in procurement services revenue primarily reflects the implementation of new brand programs as well as an increased volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Other Revenue: Revenue increased $10.9 million from the year ended December 31, 2016 to $36.4 million for the year ended December 31, 2017. The increase in other revenue reflects an increase of $6.3 million related to the sale of chip-enabled credit card readers to our franchisees, $2.0 million increase in revenues related to the Company's non-hotel franchising lines of business, and a $2.6 million increase in non-compliance, contract termination, and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the franchising business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $165.8 million for December 31, 2017, an increase of $11.1 million from the year ended December 31, 2016 total of $154.7 million.
SG&A expenses for the years end December 31, 2017 and 2016 include approximately $16.1 million and $28.1 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decline in SG&A expenses related to non-hotel franchising activities resulted primarily from lower SaaS technology solutions divisions related costs primarily due to the completion of a multi-year product development plan in 2016. In addition, the Company recorded a $1.2 million impairment of a below market lease acquisition costs associated with the office building that reduced 2017 SG&A costs.
SG&A expenses also reflect $4.0 million and $3.3 million of acquisition related transition and transaction costs during the years ended December 31, 2017 and 2016, respectively. In addition, SG&A expenses for the year ended December 31, 2017 include $12.0 million of compensation expenses related to the acceleration of the Company's chief executive officer succession plan and expenses for the year ended December 31, 2016 include $2.2 million of executive termination benefits related to the departure of the Company's chief financial officer.
Excluding the SG&A expenses for non-hotel franchising activities, the impact of transaction and transition costs, the impairment of below market lease acquisition costs, expenses related to the chief executive officer succession plan, and expenses related to the chief financial officer executive termination benefits, SG&A for the year end December 31, 2017 increased $12.5 million or 10% to $133.6 million from $121.1 million for the year ended December 31, 2016. This increase is primarily due to $4.5 million of increased costs related to the distribution of chip-enabled card readers to our franchisees, a $1.7 million increase in expenses related to the fluctuation of the fair market value in the Company's non-qualified deferred compensation plans, and general cost increases to support the hotel franchising business.
Gain on Sale of Assets, Net: The Company purchases real estate as part of a program to incent franchise development in strategic markets or to pursue hotel development through joint ventures. For the years ended December 31, 2017 and 2016, the Company recorded a net gain of $0.3 million and $0.6 million, respectively, pursuant to this program.
Interest Income: Interest income increased $2.4 million from $3.5 million for the year ended December 31, 2016 to $5.9 million in 2017. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company's program to incent development of its Cambria Hotels in strategic markets.
Other (Gain) Loss: Other gain increased from a gain of $1.5 million for the year ended December 31, 2016 to a gain of $3.2 million. The increase is primarily due to a $1.7 million increase in gains resulting from the fluctuation in the fair value of the investments held in the Company's non-qualified employee benefit plans.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $4.5 million from its unconsolidated joint ventures during the year ended December 31, 2017 compared to net income of $0.5 million for the year ended December 31, 2016. The fluctuations in net income and loss from affiliates is primarily attributable to the operational ramp-up for several recently opened hotel projects owned by unconsolidated joint ventures. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Tax Expense: The Tax Act was enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.
The Company's effective income tax rates for continuing operations were 50.9% and 28.0%, for the years ended December 31, 2017 and 2016, respectively. The effective income tax rate for the year ended December 31, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to the Transition Tax of $35.3 million and the $13.2 million impairment of our net domestic deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate to 21.0% based on enactment of the Tax Act. The increase from these items was partially offset by the recurring impact of foreign operations and excess tax benefits related to share-based compensation. The effective income tax rate for the year ended December 31, 2016 was lower than the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from shared-based compensation and the recurring impact of foreign operations, partially offset by state income taxes.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $242.9 million for the year ended December 31, 2018 compared to $257.4 million for the same period of 2017, a decrease of $14.5 million. Operating cash flows decreased primarily due to an increase in cash outflows related to franchise agreement acquisition costs partially offset by an increase in operating income, excluding certain non-cash charges.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the years ended December 31, 2018, 2017 and 2016, the Company's net advances for these purposes totaled $52.9 million, $30.6 million, and $17.4 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2018, the Company had commitments to extend an additional $257.3 million for these purposes provided certain conditions are met by its franchisees.
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
Investing Activities
Cash utilized in investing activities totaled $321.3 million, $90.1 million, and $98.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in cash utilized for investing activities from 2017 to 2018 primarily reflects the following items:
During the year ended December 31, 2018, the Company completed the acquisition of the brand and franchise business of WoodSpring Suites. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the

Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total cash consideration was $231.3 million, which consisted of cash paid, net of cash acquired.
During the year ended December 31, 2018, 2017 and 2016, the Company invested $9.6 million, $50.6 million, and $34.7 million in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $1.4 million, $4.6 million, and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. The Company expects to make additional capital contributions totaling $12.2 million to existing unconsolidated and consolidated joint ventures supporting these efforts.
During the third quarter of 2018, a partner in a variable interest entity ("VIE") previously accounted for under the equity method of accounting exercised a put option to the Company for its membership interest. As a result, the Company paid $3.2 million for the remaining interest and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 9, 2018. There were no asset acquisitions during the year ended December 31, 2017. During the year ended December 31, 2016, the Company completed four acquisitions of real estate as part of its program to incent franchise development in strategic markets for our Cambria Hotels brand. The aggregate purchase price for these acquisitions was $29.0 million consisting of $28.7 million cash with an additional $0.3 million of current liabilities assumed. In addition, the Company incurred $0.5 million in acquisition related costs, which were expensed in the period.
During the years ended December 31, 2018, 2017 and 2016, the Company realized proceeds of $3.1 million, $1.0 million, and $11.5 million from the sale of parcels of land. The decrease in proceeds primarily reflects the sale of three parcels of land and an interest in an unconsolidated joint venture in 2016, compared to one parcel of land in 2017 and 2018.
During the years ended December 31, 2018, 2017 and 2016, capital expenditures in property and equipment totaled $47.7 million, $23.4 million, and $25.2 million, respectively. The increase in capital expenditures during 2018 compared to the prior years primarily reflects the Company's acquisition of an aircraft, including avionics and interior upgrades, as well as improvements to an office building that is converting to a Cambria Hotel.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2018, 2017 and 2016, the Company advanced $36.0 million, $19.7 million, and $32.6 million for these purposes, respectively. In addition, the Company advanced and received repayments totaling $5.0 million, $0.7 million, and $11.1 million for these purposes, respectively. At December 31, 2018, the Company had commitments to extend an additional $33.6 million for these purposes provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties and similar credit support to qualified franchisees, as well as to acquire, develop and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, franchise agreement acquisition costs, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2018, the Company had approximately $342.0 million outstanding pursuant to these financial support activities.
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
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015 (the “Former Credit Agreement”). The Former Credit Agreement provided for a $450 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of July 21, 2021.
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
Pursuant to the Restated Credit Agreement, the previous guarantee by certain of the Company’s subsidiaries of its obligations under the Revolver (as increased by the Restated Credit Agreement) was released. As a result, as of August 20, 2018, there are no subsidiary guarantors under the Revolver. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Revolver. In the event that these subsidiary guarantees are triggered under the Revolver, the same subsidiary guarantees would be required under the Company’s 2010 and 2012 Senior Notes and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
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
The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0 or, on up to two nonconsecutive occasions, 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which such material acquisition occurred. The Company currently maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, and therefore is not currently required to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2018, the Company maintained a total leverage ratio of 1.97x and was in compliance with all financial covenants under the Restated Credit Agreement.
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

Economic Development Loans

The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2018, the Company had been advanced approximately $4.2 million pursuant to these agreements and expects to receive the remaining $0.2 million in 2019, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2018.

Construction Loan

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million, bears an interest rate at LIBOR plus a margin of 435 basis points and has a maturity date of March, 28, 2022 with two one-year extension options. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset that requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At December 31, 2018, the Company has drawn on $8.5 million of the construction loan and recorded $69 thousand of capitalized interest costs.

Transfer of Interest

The Company has transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. The transaction did not qualify as a sale and therefore, the outstanding notes receivable was not derecognized on the balance sheet. The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term Liabilities. In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At December 31, 2018, Other Long-Term Liabilities includes $24.4 million pursuant to this transaction.

In February 2019 and in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. Refer to Note 24 to our consolidated financial statements.
Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2018, 2017 and 2016, the Company paid cash dividends at a quarterly rate of $0.215, $0.215, $0.205, respectively, per share.
During the year ended December 31, 2018, 2017 and 2016, the Company paid regular quarterly cash dividends totaling $48.7 million, $48.7 million, and $46.2 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2019 are estimated to be approximately $47.9 million.
Share Repurchases
During the year ended December 31, 2018, the Company repurchased 1.8 million shares of its common stock under the repurchase program at a total cost of 141.2 million. Through December 31, 2018, the Company repurchased 50.5 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.4 billion. As of December 31, 2018, the Company had 2.2 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
Other items
In accordance with the provisions of the Tax Act, the Company recorded a mandatory one-time transition tax of approximately $35.3 million on certain unrepatriated earnings of foreign subsidiaries during the year ended December 31, 2017. The transition tax will be payable over eight years.
In 2018, the Company repatriated approximately $225.7 million of its foreign cash. Approximately $21.8 million of the Company's cash and cash equivalents at December 31, 2018 pertains to undistributed earnings of the Company's consolidated foreign subsidiaries. We do not anticipate additional tax impact if we elect to distribute the remaining $21.8 million of cash and cash equivalents.

The following table summarizes our contractual obligations as of December 31, 2018:

	Payment due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt (1)	$902.0	$43.0	$326.6	$532.4	$—
Purchase obligations (2)	344.2	94.7	166.2	68.9	14.4
Operating lease obligations	44.9	12.6	19.9	12.4	—
Other long-term liabilities (3)	50.1	—	29.6	3.8	16.7
Total contractual obligations	$1,341.2	$150.3	$542.3	$617.5	$31.1

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2018 for our variable interest rate debt.

(2)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(3)	Other long-term liabilities primarily consist of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $1.8 million at December 31, 2018. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. Refer to Note 16 to our consolidated financial statements.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements

The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guaranty a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $13.0 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2018 and December 31, 2017. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 24 to our consolidated financial statements for further discussion of our off-balance sheet arrangements.
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
We make certain payments to customers as an incentive to enter into new franchise agreements (“Franchise agreement acquisition cost”). We capitalize such payments as intangible assets. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations are recorded within the SG&A expenses and marketing and reservation system expenses.

The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations:

•
Procurement services revenues. The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within Procurement services revenue.

•
Other revenues. The Company is party to other non-hotel franchising agreements that generate revenue primarily through SaaS arrangements. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and recognized in the current period.

Choice Privileges Loyalty Program
Choice Privileges is the Company’s frequent guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchises. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of loyalty program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
Loyalty point revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The transaction price is variable and determined in the period when the loyalty points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty points are issued.
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability, represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income. Changes in the estimates used in developing the breakage rate or other expected future program operations could result in material changes to the liability for guest loyalty program and deferred revenues.
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
Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, annually or earlier upon the occurrence of an event or other circumstances that indicates that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. We estimate the fair value of intangibles and long lived assets primarily using undiscounted cash flow analysis. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. Goodwill has been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals. Goodwill and indefinite lived intangibles are evaluated for impairment annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset.
The impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit if a quantitative test is performed. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required. However, the Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment test for goodwill and the fair value determination for indefinite-lived intangibles.

In the fourth quarter of 2018, the Company early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. As such, if the Company forgoes the qualitative test, only step one of quantitative test is required, which requires a comparison of reporting unit fair value to carrying value. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
The Company performed the qualitative goodwill impairment analysis for the Hotel Franchising reporting unit, concluding it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded, and a quantitative test was not required at December 31, 2018.
The Company performed step one of the annual goodwill impairment test for the SaaS for vacation rentals reporting unit, which indicated that the fair value of the reporting unit was less than its carrying value. The Company acquired the SaaS for vacation rentals reporting unit on August 11, 2015 as a complementary adjacent business line to its Vacation Rentals initiative with the intention of leveraging the established SaaS based platform to acquire new customers and expand into new markets. During the period from acquisition through 2017, the performance of the reporting unit was in line with the assumptions at the time the acquisition was consummated. In the fourth quarter of 2018, the Company concluded the reporting unit did not achieve the annual revenue and customer acquisition targets. As part of the Company’s long range planning process, the Company assessed the long-term prospects for the reporting unit, determining certain investments are required to maintain the growth trajectory and achieve the customer acquisition assumed at the time of the acquisition. The Company is electing to not make these investments as there is no longer a strategic alignment with the Vacation Rentals initiative. In contemplation of this strategic shift in combination with lower than expected revenues and customer acquisition in 2018, the Company revised its future outlook for the reporting unit. As a result, the Company recognized a non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in the amount by which the carrying amount exceeded fair value of $4.3 million.

In performing the step 1 test, the Company determined the fair value of the SaaS for vacation rentals reporting unit utilizing a combination of market and income approach valuation methods via quoted market prices, market multiples of comparable businesses, and performance of a discounted cash flow ("DCF") analysis. There are significant judgments and assumptions used in the DCF and market-based models including the amount and timing of expected future cash flows, long-term growth rates, discount rate, and our selection of guideline company revenue multiples. The cash flows employed in the DCF analysis for the SaaS for vacation rentals reporting unit reflect expectations based upon recent operating performance and projected future performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.

On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserts, and the Company currently believes, that the purported termination notice is not valid. The unit’s management team is exploring its contractual and other legal rights, remedies and options related to the customer’s purported termination of the contract. Because the customer is contemplated in the SaaS for vacation rentals reporting unit's projected revenues, the Company has determined that the unit’s receipt of the purported termination notice, even though the validity of the notice is being actively contested by the unit, represents a triggering event which will require the reevaluation of the reporting unit's long-lived asset group and goodwill in the first quarter of 2019. Dependent on further development of the situation involving the status of the customer contract, relationship between the customer and the unit, and other relevant factors, the impairment assessment may result in an impairment of goodwill and of certain long-lived intangible assets; however, the Company cannot estimate the amount or a reasonable range of amounts of such impairments, if any, at this time. As of December 31, 2018, the carrying value of the reporting unit's goodwill was $9.8 million.

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

Notes Receivable and Loan Loss Reserves
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
The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired or restructured loans that are provided a concession, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. For restructured loans that are provided a concession, the Company recognizes interest as earned as long as the borrower is in compliance with the restructured loan terms. The Company assesses the adequacy of its loan reserves on a quarterly basis. If it is likely that a loan will not be collected based on financial or other business indicators, it is the Company’s policy to establish a valuation allowance with a corresponding charge to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
The Company assesses the collectibility of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guaranties that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of the loan and franchise agreements, and the related personal guaranties that have been provided by the borrower.
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
The Company classifies notes receivable due within one year as current assets.
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

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Historically, deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the U.S. Due to the recent changes resulting from the Tax Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to U.S. taxation, for which relevant taxes have been recorded. Nonetheless, the

Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company did not record any additional deferred taxes for this item in 2018.

With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 16 to our Consolidated Financial Statements.

New Accounting Standards
See Recently Adopted Accounting Standards section of Note 1 and Note 27 to our consolidated financial statements for information related to our adoption of new accounting standards in 2018 and anticipated adoption of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $21.3 million at December 31, 2018 and we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2018, the Company had $99.1 million of variable interest rate debt instruments outstanding at an effective rate of 3.77%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2018 levels would increase or decrease annual interest expense by $0.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12, on January 1, 2018 using the full retrospective adoption method.
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

Tysons, Virginia
February 26, 2019

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$376,676	$341,745	$317,699
Initial franchise and relicensing fees	26,072	23,038	19,720
Procurement services	52,088	40,451	35,844
Marketing and reservation system	543,677	499,625	409,120
Other	42,791	36,438	25,526
Total revenues	1,041,304	941,297	807,909
OPERATING EXPENSES:
Selling, general and administrative	170,027	165,821	154,720
Depreciation and amortization	14,330	6,680	6,996
Marketing and reservation system	534,266	479,400	459,765
Total operating expenses	718,623	651,901	621,481
Impairment of goodwill	(4,289)	—	—
Gain on sale of assets, net	82	257	627
Operating income	318,474	289,653	187,055
OTHER INCOME AND EXPENSES, NET:
Interest expense	45,908	45,039	44,446
Interest income	(7,452)	(5,920)	(3,535)
Other (gain) loss	1,437	(3,229)	(1,504)
Equity in net (income) loss of affiliates	5,323	4,546	(492)
Total other income and expenses, net	45,216	40,436	38,915
Income before income taxes	273,258	249,217	148,140
Income taxes	56,903	126,890	41,428
Net income	$216,355	$122,327	$106,712

Basic earnings per share:	$3.83	$2.16	$1.90
Diluted earnings per share:	$3.80	$2.15	$1.89

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$216,355	$122,327	$106,712
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	862	862	862
Foreign currency translation adjustment	(1,609)	2,961	(606)
Other comprehensive income (loss), net of tax	(747)	3,823	256
Comprehensive income	$215,608	$126,150	$106,968

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$26,642	$235,336
Receivables (net of allowance for doubtful accounts of $15,905 and $12,221, respectively)	138,018	125,870
Income taxes receivable	10,122	—
Notes receivable, net of allowances	36,759	13,256
Other current assets	32,243	25,967
Total current assets	243,784	400,429
Property and equipment, at cost, net	127,535	83,374
Goodwill	168,996	80,757
Intangible assets, net	271,188	100,492
Notes receivable, net of allowances	83,440	80,136
Investments, employee benefit plans, at fair value	19,398	20,838
Investments in unconsolidated entities	109,016	134,226
Deferred income taxes	30,613	27,224
Other assets	84,400	67,715
Total assets	$1,138,370	$995,191
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$73,511	$67,839
Accrued expenses and other current liabilities	92,651	84,315
Deferred revenue	67,614	52,142
Liability for guest loyalty program	83,566	79,123
Current portion of long-term debt	1,097	1,232
Total current liabilities	318,439	284,651
Long-term debt	753,514	725,292
Long-term deferred revenue	110,278	98,459
Deferred compensation and retirement plan obligations	24,212	25,566
Income taxes payable	26,276	29,041
Deferred income taxes	—	39
Liability for guest loyalty program	52,327	48,701
Other liabilities	37,096	42,043
Total liabilities	1,322,142	1,253,792
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2018 and December 31, 2017; 55,679,207 and 56,679,968 shares outstanding at December 31, 2018 and December 31, 2017, respectively	951	951
Additional paid-in-capital	213,170	182,448
Accumulated other comprehensive loss	(5,446)	(4,699)
Treasury stock, at cost; 39,386,431 and 38,385,670 shares at December 31, 2018 and December 31, 2017, respectively	(1,187,625)	(1,064,573)
Retained earnings	795,178	627,272
Total shareholders’ deficit	(183,772)	(258,601)
Total liabilities and shareholders’ deficit	$1,138,370	$995,191
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,355	$122,327	$106,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,330	6,680	6,996
Depreciation and amortization - marketing and reservation system	19,597	20,609	20,663
Franchise agreement acquisition cost amortization	9,239	7,191	6,423
Impairment of goodwill	4,289	—	—
Gain on disposal of assets, net	(56)	(237)	(571)
Provision for bad debts, net	10,542	5,514	3,365
Non-cash stock compensation and other charges	15,986	22,857	15,346
Non-cash interest and other investment (income) loss	3,695	(772)	1,059
Deferred income taxes	(3,510)	57,106	(29,723)
Equity in net losses from unconsolidated joint ventures, less distributions received	7,389	6,579	1,025
Franchise agreement acquisition cost, net of reimbursements	(52,929)	(30,638)	(17,410)
Change in working capital and other, net of acquisition	(2,031)	40,158	38,150
Net cash provided by operating activities	242,896	257,374	152,035
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(47,673)	(23,437)	(25,191)
Investment in intangible assets	(1,803)	(2,517)	(2,580)
Proceeds from sales of assets	3,053	1,000	11,462
Asset acquisition, net of cash acquired	(3,179)	—	(28,583)
Business acquisition, net of cash acquired	(231,317)	—	(1,341)
Contributions to equity method investments	(9,604)	(50,554)	(34,661)
Distributions from equity method investments	1,429	4,569	3,700
Purchases of investments, employee benefit plans	(2,895)	(2,447)	(1,661)
Proceeds from sales of investments, employee benefit plans	2,825	2,245	1,911
Issuance of notes receivable	(36,045)	(19,738)	(32,604)
Collections of notes receivable	4,997	655	11,070
Other items, net	(1,040)	109	11
Net cash used in investing activities	(321,252)	(90,115)	(98,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	9,037	—	—
Net (repayments) borrowings pursuant to revolving credit facilities	20,600	(115,003)	25,795
Principal payments on long-term debt	(603)	(660)	(988)
Proceeds from other debt agreements	—	—	550
Debt issuance costs	(2,590)	—	(284)
Purchases of treasury stock	(148,679)	(9,807)	(35,926)
Dividends paid	(48,715)	(48,651)	(46,182)
Proceeds from transfer of interest in notes receivable	173	24,237	—
Proceeds from exercise of stock options	41,360	14,107	12,951
Net cash used in financing activities	(129,417)	(135,777)	(44,084)
Net change in cash and cash equivalents	(207,773)	31,482	9,484
Effect of foreign exchange rate changes on cash and cash equivalents	(921)	1,391	(462)
Cash and cash equivalents at beginning of period	235,336	202,463	193,441
Cash and cash equivalents at end of period	$26,642	$235,336	$202,463

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$77,357	$39,181	$65,683
Interest, net of capitalized interest	$43,254	$42,405	$41,992
Non-cash investing and financing activities:
Dividends declared but not paid	$11,977	$12,185	$12,112
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$5,949	$1,099	$3,648
Sale of investment in unconsolidated joint venture	$—	$—	$2,350
Seller-financing to purchaser	$—	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2015	56,336,566	$951	$149,895	$(8,778)	$(1,052,864)	$514,897	$(395,899)
ASC 606 transition adjustment	—	—	—	—	—	(21,274)	(21,274)
Net income	—	—	—	—	—	106,712	106,712
Other comprehensive income	—	—	—	256	—	—	256
Share based payment activity	732,735	—	9,150	—	18,407	—	27,557
Dividends declared	—	—	—	—	—	(46,708)	(46,708)
Treasury purchases	(769,352)	—	—	—	(35,926)	—	(35,926)
Balance as of December 31, 2016	56,299,949	951	159,045	(8,522)	(1,070,383)	553,627	(365,282)
Net income	—	—	—	—	—	122,327	122,327
Other comprehensive income	—	—	—	3,823	—	—	3,823
Share based payment activity	538,069	—	23,403	—	15,617	—	39,020
Dividends declared	—	—	—	—	—	(48,682)	(48,682)
Treasury purchases	(158,050)	—	—	—	(9,807)	—	(9,807)
Balance as of December 31, 2017	56,679,968	951	182,448	(4,699)	(1,064,573)	627,272	(258,601)
Net income	—	—	—	—	—	216,355	216,355
Other comprehensive income (loss)	—	—	—	(747)	—	—	(747)
Share based payment activity	918,397	—	30,722	—	25,627	—	56,349
Dividends declared	—	—	—	—	—	(48,449)	(48,449)
Treasury purchases	(1,919,158)	—	—	—	(148,679)	—	(148,679)
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)

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
On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Hotels Franchise Services ("WoodSpring"). The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018. See Note 25 for additional information.

On August 20, 2018, the Company entered into an Amended and Restated Senior Unsecured Credit Agreement (“Restated Credit Agreement”). In accordance with the Restated Credit Agreement, each of the entities that was a guarantor in accordance with the former credit agreement were released from their obligations and the guarantees were terminated. As a result, the Company is no longer required to prepare condensed consolidating statements of income, comprehensive income, balance sheets, and cash flows segregated by parent entity, guarantor entities, and non-guarantor entities. See Note 13 for additional information.

Revenue Recognition
Refer to the Recently Adopted Accounting Standards section below and Note 2.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $141.8 million, $114.1 million, and $102.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses on the accompanying consolidated statements of income.
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
The Company considers assets to be held for sale when all of the following criteria are met:

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
Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other definite-lived intangibles, annually or earlier upon the occurrence of an event or when other circumstances indicate that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on net, undiscounted expected cash flows. If the net, undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. The fair value of intangibles and long lived assets are estimated primarily using undiscounted cash flow analyses. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted. The Company recognized impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles resulting from terminations of franchisees from the Choice system as discussed in Note 2. Other than franchise sales commission assets and franchise agreement acquisition cost intangibles, the Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2018, 2017 and 2016.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed for goodwill. For indefinite-lived intangibles, the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. Goodwill has been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded and a quantitative test was not required. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit. The carrying value of the SaaS for vacation rentals reporting unit exceeded its fair value, resulting in the Company recording an impairment of $4.3 million in the fourth quarter of 2018. The Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2017 and 2016. Refer to Note 6.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company analyzes its variable interests to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. The analysis includes both quantitative and qualitative consideration. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company will be deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company consolidates those entities in which it is determined to be the primary beneficiary.

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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-

company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction (gains) losses for the years ended December 31, 2018, 2017 and 2016 were $0.3 million, $(3.4) thousand, and $0.8 million, respectively.
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
At December 31, 2018 and 2017, there were no outstanding derivative positions.
Guaranties
The Company has historically issued certain guaranties to support the growth of its brands. A liability is recognized for the fair value of such guaranties upon inception of the guaranty and upon any subsequent modification, such as renewals, when the Company remains contingently liable. The fair value of a guaranty is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties. The Company evaluates these guaranties on a quarterly basis to determine if there is a probable loss requiring recognition.
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

All amounts and disclosures set forth in this Form 10-K reflect the necessary adjustments required for the adoption of Topic 606, including the reclassification of prior year balances to conform to current year presentation. Refer to Note 2 for further details on the adoption of Topic 606 and impact to the Company's significant accounting policies. In accordance with Topic 606 requirements, the disclosure of the impact of adoption on the Company's prior period consolidated statements of income and balance sheet is presented below. The adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing activities, but resulted in certain reclassifications within cash flows from operating activities, on the prior period consolidated statement of cash flows.

	December 31, 2017
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$1,007,356	$(66,059)	$941,297
Total operating expenses	742,891	(90,990)	651,901
Income before income taxes	223,997	25,220	249,217
Income taxes	109,104	17,786	126,890
Net income	114,893	7,434	122,327
Diluted earnings per share	2.02	0.13	2.15

	December 31, 2016
	As Previously Reported	Adoption of Topic 606	As Adjusted
Statement of Income	(in thousands, except per share amounts)
Total revenues	$924,641	$(116,732)	$807,909
Total operating expenses	686,149	(64,668)	621,481
Income before income taxes	199,980	(51,840)	148,140
Income taxes	60,609	(19,181)	41,428
Net income	139,371	(32,659)	106,712
Diluted earnings per share	2.46	(0.57)	1.89

	December 31, 2017
	As Previously Reported (1)(2)	Adoption of Topic 606	As Adjusted
Balance Sheet	(in thousands)
Receivables (net of allowance for doubtful accounts)	$125,452	$418	$125,870
Current notes receivable, net of allowances	13,904	(648)	13,256
Other current assets	28,241	(2,274)	25,967
Intangible assets, net	14,672	85,820	100,492
Notes receivable, net of allowances	147,993	(67,857)	80,136
Deferred income tax asset	13,335	13,889	27,224
Other assets	29,479	38,236	67,715
Accounts payable(1)	67,839	—	67,839
Accrued expenses and other current liabilities(1)	84,315	—	84,315
Current deferred revenue(2)	13,190	38,952	52,142
Current liability for guest loyalty program(2)	79,183	(60)	79,123
Deferred revenue(1)(2)	18,335	80,124	98,459
Liability for guest loyalty program(2)	48,738	(37)	48,701
Other liabilities(1)(2)	46,939	(4,896)	42,043
Retained earnings	673,771	(46,499)	627,272
(1) The Company performed reclassifications of certain payroll taxes from Accrued expenses and other current liabilities to Accounts payable totaling $4.3 million, and the entirety of Income taxes payable to Accrued expenses and other current liabilities totaling $2.8 million. In addition, $4.3 million was reclassified from Other liabilities to Deferred revenue.
(2) As a result of the adoption of Topic 606 and in accordance with reporting requirements, the Company performed revisions to the presentation within Total liabilities in the consolidated balance sheet to add non-current Deferred revenue and current and non-current Liability for guest loyalty program line items. Amounts originally captured in current Deferred revenue and Other liabilities have been reclassified to the new line items in the table above.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. For reporting units where the quantitative test is performed, the annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2018. See Note 6 for a discussion of a goodwill impairment recognized during the year ended December 31, 2018.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within Topic 606. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU effective in the fourth quarter of 2018, and it did not have an impact on the Company's consolidated financial statements.

2.	Revenue

Revenue Recognition
Revenues are primarily derived from franchise agreements with third-party hotel owners. The majority of the Company’s performance obligations are a series of distinct services, as described in more detail below, for which the Company receives variable consideration through franchise fees. The Company enters into franchise agreements to provide franchisees with a limited non-exclusive license to utilize the Company’s registered brand trade names and trademarks, marketing and reservation services, and other miscellaneous franchise services. These agreements typically have an initial term from 10 to 30 years, with provisions permitting franchisees or the Company to terminate the franchise agreement upon designated anniversaries of the hotel opening before the end of the initial term. An up-front initial or relicensing fee is assessed to third-party hotel owners to affiliate with our brands, which is typically paid prior to agreement execution and is non-refundable. After hotel opening, fees are generated based on a percentage of gross room revenues or as designated transactions and events occur (such as when a reservation is delivered to the hotel through a specified channel) and are due to the Company in the following month.
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

•
Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance, non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.

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
Material rights for free or discounted good or services to hotel guests
Choice Privileges is the Company’s frequent guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of loyalty program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of December 31, 2018, the current and non-current deferred revenue balances are $33.1 million and $20.7 million, respectively. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
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
Other
The Company is party to other non-franchising agreements that generate revenue within Other revenue in the consolidated statements of income which are primarily SaaS arrangements for non-franchised hoteliers and vacation rental management companies. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when Choice Privileges points are issued but for which revenue is not yet recognized since the related points have not been redeemed. Initial and relicensing fees paid on WoodSpring franchise agreements executed after February 1, 2018 are included in the "Increases to the contract liability balance due to cash received" caption in the table below. WoodSpring amounts are not included in the "Revenue recognized in the period" caption, as WoodSpring balances were not included in the contract liability balance as of December 31, 2017. See Note 25 for additional information.
Significant changes in the contract liabilities balances during 2018 are as follows:

(in thousands)
Balance as of December 31, 2017	$132,339
Increases to the contract liability balance due to cash received	89,754
Revenue recognized in the period	(68,913)
Balance as of December 31, 2018	$153,180

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $153.2 million as of December 31, 2018. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. Capitalized franchise sales commissions are $51.9 million and $46.0 million within Other assets as of December 31, 2018 and 2017, respectively. Amortization expense and impairment loss for the years ended December 31, 2018, 2017 and 2016 were $9.0 million, $7.8 million and $7.1 million, respectively, and is reflected within SG&A expenses.

The Company makes certain payments to customers as an incentive to enter in to new franchise agreements (“Franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations for the years ended December 31, 2018, 2017 and 2016 were $0.3 million, $0.3 million and $0.5 million, respectively, and are recorded within SG&A expenses and marketing and reservation system expenses.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2018
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$376,676	$—	$376,676
Initial franchise and relicensing fees	26,072	—	26,072
Procurement services	49,496	2,592	52,088
Marketing and reservation system	490,025	53,652	543,677
Other	40,360	1,058	41,418
Total Topic 606 revenues	$982,629	$57,302	1,039,931
Non-Topic 606 revenues			1,373
			$1,041,304

	Year Ended December 31, 2017
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$341,745	$—	$341,745
Initial franchise and relicensing fees	23,038	—	23,038
Procurement services	38,568	1,883	40,451
Marketing and reservation system	460,749	38,876	499,625
Other	28,744	6,298	35,042
Total Topic 606 revenues	$892,844	$47,057	939,901
Non-Topic 606 revenues			1,396
			$941,297

	Year Ended December 31, 2016
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$317,699	$—	$317,699
Initial franchise and relicensing fees	19,720	—	19,720
Procurement services	34,781	1,063	35,844
Marketing and reservation system	407,982	1,138	409,120
Other	24,484	—	24,484
Total Topic 606 revenues	$804,666	$2,201	806,867
Non-Topic 606 revenues			1,042
			$807,909
Marketing and reservation system point in time revenues represent loyalty points redeemed by members for benefits, net of the cost of redemptions. For the year ended December 31, 2016, these revenues reflect a change in the Company's expiration policy for the Choice Privileges membership program, resulting in an increase to the corresponding liabilities and charge to marketing and reservation system revenues.
Non-Topic 606 revenues represent revenue from operations of office buildings and parking lots and are presented in Other revenues in the consolidated statements of income.
As presented in Note 21, the Corporate & Other segment amounts represent $14.3 million, $10.8 million, and $8.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the Hotel Franchising segment.

3.	Other Current Assets
Other current assets consist of the following at:

	December 31,
	2018	2017
	(in thousands)
Prepaid expenses	$18,412	$14,205
Other current assets	6,831	4,762
Land held for sale	7,000	7,000
Total	$32,243	$25,967
Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the year ended December 31, 2018, the Company sold one parcel of land, classified as a long-term asset as of December 31, 2017, with a total book value of $3.0 million recognizing a gain on sale of $82 thousand. As of December 31, 2018, the Company has $7.0 million of Land held for sale, which represents one parcel of land that is expected to sell in the first quarter of 2019.

4.	Notes Receivable and Allowance for Losses

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

The Company assesses the collectibility of its senior notes receivable by comparing the market value of the underlying assets to the carrying value of the outstanding notes. In addition, the Company evaluates the property’s operating performance, the borrower’s compliance with the terms of the loan and franchise agreements, and all related personal guaranties that have been provided by the borrower. For subordinated or unsecured receivables, the Company assesses the property’s operating performance, the subordinated equity available to the Company, the borrower’s compliance with the terms of the loan and franchise agreements, and the related personal guaranties that have been provided by the borrower.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. The Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired or restructured loans that are provided a concession, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies its loan impairment policy individually to all notes receivable in the portfolio and does not aggregate loans for the purpose of applying such policy. For impaired loans, the Company recognizes interest income on a cash basis. For restructured loans that are provided a concession, the Company recognizes interest as earned as long as the borrower is in compliance with the restructured loan terms. The Company assesses the adequacy of its loan reserves on a quarterly basis. If it is likely that a loan will not be collected based on financial or other business indicators, it is the Company’s policy to establish a valuation allowance with a corresponding charge to SG&A expenses in the accompanying consolidated statements of income in the quarter when it is deemed uncollectible. Recoveries of impaired loans are recorded as a reduction of SG&A expenses in the quarter received.
The following table shows the composition of the Company's notes receivable balances:

	December 31,
	2018	2017
Credit Quality Indicator:	(in thousands)
Senior	$94,349	$73,700
Subordinated	28,100	18,647
Unsecured	2,435	3,182
Total notes receivable	124,884	95,529
Allowance for losses on receivables specifically evaluated for impairment	4,426	1,647
Allowance for losses on non-impaired loans	259	490
Total loan reserves	4,685	2,137
Net carrying value	$120,199	$93,392
Current portion, net	$36,759	$13,256
Long-term portion, net	83,440	80,136
Total	$120,199	$93,392

The Company classifies notes receivable due within one year as current assets.

On February 5, 2019, the Company restructured one of its loans with senior and subordinated tranches and provided a concession to the borrower. This event represents a recognized subsequent event, resulting in the establishment of a $2.8 million loan valuation allowance with a charge to SG&A expense in the fourth quarter of 2018. The total amount of the recorded investment in the restructured loan is $50.4 million, with total unpaid principal balance of $50.1 million. The Company continues accrual of interest for this loan as the borrower is in compliance with the restructured loan terms.
The Company determined that approximately $1.7 million and $1.8 million, respectively, of its unsecured notes receivable were impaired and recorded an allowance for credit losses of $1.6 million for both the years ended December 31, 2018 and 2017, respectively. For both the years ended December 31, 2018 and 2017, the average notes receivable on non-accrual status was approximately $1.8 million. The Company recognized approximately $44 thousand of interest income on impaired loans during both years ended December 31, 2018 and 2017, respectively, on the cash basis.
The Company provided loan reserves on non-impaired loans totaling $0.3 million and $0.5 million at December 31, 2018 and 2017, respectively.
The Company has identified loans totaling approximately $12.9 million and $2.1 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.5 million and $0.1 million, respectively, at December 31, 2018 and 2017. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2018	(in thousands)
Senior	$—	$—	$—	$94,349	$94,349
Subordinated	—	—	—	28,100	28,100
Unsecured	—	—	—	2,435	2,435
	$—	$—	$—	$124,884	$124,884
As of December 31, 2017
Senior	$—	$—	$—	$73,700	$73,700
Subordinated	—	—	—	18,647	18,647
Unsecured	—	—	—	3,182	3,182
	$—	$—	$—	$95,529	$95,529
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $114.3 million and $35.2 million at December 31, 2018 and 2017, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts.
The following table summarizes the activity related to the Company’s Notes Receivable allowance for losses for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$2,137	$2,417
Provisions	2,779	—
Write-offs	(231)	(280)
Ending balance	$4,685	$2,137

Transfer of Interest
On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million of a $50.1 million outstanding note. The transaction did not qualify as a sale and therefore the outstanding note receivable was not derecognized on the balance sheet. The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term Liabilities. In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retains responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. At December 31, 2018 and 2017, Other Long-Term Liabilities includes $24.4 million and $24.2 million, pursuant to this transaction, respectively. Refer to Note 24 for additional information regarding the Company's repurchase in February 2019.

5. Property and Equipment
The components of property and equipment are:

	December 31,
	2018	2017
	(in thousands)
Land and land improvements	$2,197	$3,107
Construction in progress and software under development	49,920	13,243
Computer equipment and software	180,364	159,786
Buildings and leasehold improvements	30,019	37,764
Furniture, fixtures, vehicles and equipment	28,937	18,002
Assets under capital lease	4,827	4,827
	296,264	236,729
Less: Accumulated depreciation and amortization	(168,729)	(153,355)
Property and equipment, at cost, net	$127,535	$83,374
Construction in progress includes the rehabilitation and development of a former office building into a hotel through a consolidated joint venture. As construction in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Interest capitalized as a cost of property and equipment totaled $0.2 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.
Unamortized capitalized software development costs at December 31, 2018 and 2017 totaled $38.9 million and $40.7 million, respectively. Amortization of software development costs for the years ended December 31, 2018, 2017 and 2016 totaled $11.2 million, $11.7 million, and $11.8 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2-7 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures, vehicles and equipment	3-10 years
Assets under capital leases	3-8 years
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $5.2 million and $5.6 million, respectively. Accumulated amortization of capital leases, included in accumulated depreciation and amortization above, at December 31, 2018 and 2017 totaled $4.8 million and $4.5 million, respectively.

6. Goodwill
The following table details the carrying amount of our goodwill:

	December 31,
	2018	2017
	(in thousands)
Goodwill	$173,477	$80,949
Accumulated impairment losses	(4,481)	(192)
Net carrying amount	$168,996	$80,757

The following is a summary of changes in the carrying amount of goodwill:

	December 31, 2017	Acquisitions	Foreign Exchange	Impairment	December 31, 2018
Hotel Franchising	$65,813	$93,384	$—	$—	$159,197
Other	14,944	—	(856)	(4,289)	9,799
Total	$80,757	$93,384	$(856)	$(4,289)	$168,996

	December 31, 2016	Acquisitions	Foreign Exchange	Impairment	December 31, 2017
Hotel Franchising	$65,813	$—	$—	$—	$65,813
Other	13,092	—	1,852	—	14,944
Total	$78,905	$—	$1,852	$—	$80,757

WoodSpring acquisition
On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring. The acquisition resulted in an additional $93.4 million in goodwill in the Hotel Franchising reporting unit. See Note 25 for additional information.
Impairment Analysis
Goodwill has been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals.
In the fourth quarter of 2018, the Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising reportable segment in Note 21.
The Company conducted step one of the annual goodwill impairment test for the SaaS for vacation rentals reporting unit, which indicated that the fair value of the reporting unit was less than its carrying value. The Company acquired the SaaS for vacation rentals reporting unit on August 11, 2015 as a complementary adjacent business line to its Vacation Rentals initiative with the intention of leveraging the established SaaS based platform to acquire new customers and expand into new markets. During the period from acquisition through 2017, the performance of the reporting unit was in line with the assumptions at the time the acquisition was consummated. In the fourth quarter of 2018, the Company concluded the reporting unit did not achieve the annual revenue and customer acquisition targets. As part of the Company’s long range planning process, the Company assessed the long-term prospects for the reporting unit, determining certain investments are required to maintain the growth trajectory and achieve the customer acquisition assumed at the time of the acquisition. The Company is electing to not make these investments as there is no longer a strategic alignment with the Vacation Rentals initiative. In contemplation of this strategic shift in combination with lower than expected revenues and customer acquisition in 2018, the Company revised its future outlook for the reporting unit. To estimate a fair value for the reporting unit, the Company utilized a combination of market and income approach valuation methods via quoted market prices, market multiples of comparable businesses, and performance of a discounted cash flow analysis.
As disclosed in Note 1, during 2018 the Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test. Based on the guidance in ASU 2017-04, the Company recognized a non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in the amount by which the carrying amount exceeded fair value of $4.3 million.

The goodwill impairment charge does not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.
Prior to performing the goodwill impairment test, the Company assessed if any indicators of impairment were present in the long-lived assets related to the SaaS for vacation rentals reporting unit, including intangible assets. We concluded the reporting unit’s long-lived assets were not impaired as of December 31, 2018. Refer to Note 7 for discussion of the reporting unit's intangible assets.
As of December 31, 2018, the $9.8 million of carrying value remaining in Other goodwill is fully attributable to the SaaS for vacation rentals reporting unit. The results of the reporting unit are included in Corporate & Other in Note 21.
There can be no assurance there will not be further impairments or charges incurred against the assets of the SaaS for vacation rentals reporting unit in future periods. See Note 28 Subsequent Events for additional information.

7.	Intangible assets
The components of the Company's intangible assets are as follows:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Unamortized Intangible Assets
Trademarks (1)	$23,014	$—	$23,014	$1,014	$—	$1,014
Amortized Intangible Assets
Franchise Rights (2)	190,663	82,632	108,031	75,728	75,658	70
Franchise Agreement Acquisition Costs (3)	164,174	34,986	129,188	115,031	29,211	85,820
Trademarks (4)	14,055	10,562	3,493	13,328	9,923	3,405
Capitalized SaaS Licenses (5)	5,468	2,903	2,565	5,468	1,529	3,939
Contract Acquisition Costs (6)	5,389	1,763	3,626	5,643	1,306	4,337
Acquired Lease Rights (7)	2,237	966	1,271	2,237	330	1,907
	381,986	133,812	248,174	217,435	117,957	99,478
Total	$405,000	$133,812	$271,188	$218,449	$117,957	$100,492

(1)
Represents the purchase price assigned to the WoodSpring and Suburban trademarks at acquisition. The trademarks are expected to generate future cash flows for an indefinite period of time. Refer to Note 25.

(2)
Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the WoodSpring franchise rights. The franchise rights are being amortized over lives ranging from 12 to 20 years on a straight-line basis. Refer to Note 25.

(3)
Represents certain payments to customers as an incentive to enter in to new franchise agreements amortized over lives ranging from 5 to 30 years on a straight-line basis commencing at hotel opening. Refer to Note 2.

(4)	Represents definite-lived trademarks generally amortized on a straight-line basis over a period of 8 to 40 years.

(5)	Represents software licenses capitalized under a SaaS agreement. Amortized over a period of 3 to 5 years.

(6)	Represents non-franchise customer contracts acquired in a business combination. Amortized on a straight-line basis over a period of 5 to 12 years.

(7)	Represents acquired lease rights recognized in conjunction with the acquisition of an office building. The costs are being amortized over the 39 month term of the lease in place.
Amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $19.4 million, $9.9 million, and $8.2 million, respectively.

The estimated annual amortization expense related to the Company’s amortizable intangible assets for each of the years ending December 31, 2019 through 2023 is as follows:

Year:	(in millions)
2019	$20.1
2020	$18.5
2021	$16.8
2022	$16.2
2023	$15.6

8. Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent variable interest entities ("VIEs") totaling $103.0 million and $130.2 million on the consolidated balance sheets at December 31, 2018 and 2017, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2018, 2017 and 2016, the Company recognized losses totaling $8.0 million, $7.1 million and $1.3 million from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties as described in Note 24 of these financial statements.
Equity method investment ownership interests at December 31, 2018 and 2017 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2018	December 31, 2017
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels, LLC	40%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	50%
CS Maple Grove, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC (1)	16%	16%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC	45%	45%
Choice Hotels Canada, Inc. (1)	50%	50%
CS 433 Mason LLC (2)	100%	90%
Pine Street Long Beach LLC	50%	50%
SY Valley Vineyard Resorts LLC	50%	50%
CS Lakeside Santa Clara LLC	50%	—%
CS Main Pleasant Hill LLC	50%	—%
(1) Non-variable interest entity investments

(2) During the third quarter of 2018, a partner in a VIE previously accounted for under the equity method of accounting exercised a put option to the Company for its membership interest. As a result, the Company paid $3.2 million for the remaining interest and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 9, 2018.

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method.

	Year Ended December 31,
	2018	2017(3)	2016
	(in thousands)
Revenues	$118,324	$87,033	$72,393
Operating income	11,790	8,171	9,878
Income from continuing operations	1,658	2,140	4,603
Net income	$477	$940	$4,598
(3) Updated based on most recent data available

	As of December 31,
	2018	2017
	(in thousands)
Current assets	$75,453	$56,599
Non-current assets	465,361	491,388
Total assets	$540,814	$547,987

Current liabilities	$32,234	$31,191
Non-current liabilities	239,581	222,156
Total liabilities	$271,815	$253,347

9. Other Assets
Other assets consist of the following at:

	December 31,
	2018	2017
	(in thousands)
Land and buildings	$29,643	$19,284
Capitalized franchise sales commissions (refer to Note 2)	51,929	46,050
Other assets	2,828	2,381
Total	$84,400	$67,715

Land and buildings

Land and buildings represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotel brand. The Company has acquired this real estate with the intent to develop the properties for the eventual construction of a Cambria Hotel or contribute the land into joint ventures for the same purpose.

During the third quarter of 2018, a partner in a VIE previously accounted for under the equity method of accounting exercised a put option to the Company for its membership interest. As a result, the Company paid $3.2 million for the remaining interest and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 9, 2018. On the consolidated balance sheet, the assets are reflected in Other Assets.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$42,518	$34,761
Accrued interest	16,640	16,539
Dividends payable	11,977	12,185
Deferred rent and unamortized lease incentives	2,772	2,620
Termination benefits	744	3,333
Income taxes payable	—	2,776
Other liabilities and contingencies	18,000	12,101
Total	$92,651	$84,315

11.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2018	2017
	(in thousands)
Initial franchising and relicensing fees	$104,287	$94,058
Loyalty programs	53,749	39,102
System implementation fees	8,764	8,563
Procurement services fees	7,872	8,531
Other	3,220	347
Total	$177,892	$150,601
Current portion	$67,614	$52,142
Long-term portion	110,278	98,459
Total	$177,892	$150,601

Refer to Note 2 for revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty program.

12.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2018	2017
	(in thousands)
Deferred rent and unamortized lease incentives	$7,903	$9,897
Uncertain tax positions	1,788	2,903
Participating interest in notes receivable (refer to Note 4)	24,409	24,237
Other liabilities	2,996	5,006
Total	$37,096	$42,043
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.	Debt
Debt consists of the following at:

	December 31,
	2018	2017
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.2 million and $3.9 million at December 31, 2018 and December 31, 2017, respectively	$396,844	$396,057
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.5 million and $0.8 million at December 31, 2018 and December 31, 2017, respectively	249,489	249,182
$600 million senior unsecured credit facility with an effective interest rate of 3.50%, less deferred issuance costs of $3.0 million at December 31, 2018	87,582	—
$450 million senior unsecured credit facility with an effective interest rate of 2.84%, less deferred issuance costs of $2.1 million at December 31, 2017	—	67,936
Construction loan with an effective interest rate of 6.70%, less deferred issuance costs of $0.9 million at December 31, 2018	7,652	—
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.4 million and $0.6 million at December 31, 2018 and December 31, 2017, respectively	8,197	8,853
Economic development loans with an effective interest rate of 3.0% at December 31, 2018 and December 31, 2017, respectively	4,240	3,712
Other notes payable	607	784
Total debt	$754,611	$726,524
Less current portion	1,097	1,232
Total long-term debt	$753,514	$725,292
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2018 were as follows:

Year Ending:	Senior Notes	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2019	$—	$—	$1,097	$1,097
2020	249,489	—	7,707	257,196
2021	—	—	—	—
2022	396,844	—	7,652	404,496
2023	—	87,582	4,240	91,822
Thereafter	—	—		—
Total payments	$646,333	$87,582	$20,696	$754,611

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
Pursuant to the Restated Credit Agreement, the previous guarantee by certain of the Company’s subsidiaries of its obligations under the Revolver (as increased by the Restated Credit Agreement) was released. As a result, as of August 20, 2018, there are no subsidiary guarantors under the Revolver. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Revolver. In the event that these subsidiary guarantees are triggered under the Revolver, the same subsidiary guarantees would be required under the 2010 and 2012 Senior Notes and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
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
The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0 or, on up to two nonconsecutive occasions, 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which such material acquisition occurred. The Company currently maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, and therefore is not currently required to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2018, the Company was in compliance with all financial covenants under the Restated Credit Agreement.
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

Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million, bears an interest rate at LIBOR plus a margin of 435 basis points and has a maturity date of March 28, 2022 with two one-year extension options. The Company has made certain guaranties on this construction loan, referred to in Note 24. At December 31, 2018, the Company recorded $69 thousand of capitalized interest costs. The Company incurred $0.9 million in debt issuance costs in connection with the construction loan which are amortized using the straight-line method, which is not materially different than the effective interest method, through the maturity date. Amortization of these costs is included in interest expense in the consolidated statements of income.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2018, the Company had been advanced approximately $4.2 million pursuant to these agreements and expects to receive the remaining $0.2 million in 2019, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2018.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $26.1 million and $27.3 million at December 31, 2018 and 2017, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2018, 2017 and 2016 were $(0.7) million, $3.7 million, and $2.1 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $21.3 million and $22.6 million as of December 31, 2018 and 2017, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2018, the Company expects $1.9 million of the assets held in the trust to be distributed during the year ended December 31, 2019 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2018, 2017 and 2016 of $(1.3) million, $3.2 million, and $1.5 million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2018 and 2017.

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
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
December 31, 2018
Mutual funds(1)	$19,378	$19,378	$—	$—
Money market funds(1)	1,923	—	1,923	—
Total	$21,301	$19,378	$1,923	$—
December 31, 2017
Money market funds, included in cash and cash equivalents	$50,419	$—	$50,419	$—
Mutual funds(1)	20,869	20,869	—	—
Money market funds(1)	1,702	—	1,702	—
Total	$72,990	$20,869	$52,121	$—
(1) Included in Investments, employee benefit plans, at fair value and other current assets on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Restated Credit Agreement adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivable see Note 4.
The money market funds previously included in cash and cash equivalents were used to fund the WoodSpring acquisition on February 1, 2018. Refer to Note 25 for further information on the acquisition. The fair value of the Company's $250 million and $400 million senior notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2018 and 2017, the $250 million senior notes had an approximate fair value of $257.0 million and $269.2 million, respectively. At December 31, 2018 and 2017, the $400 million senior notes had an approximate fair value of $415.7 million and $440.1 million, respectively.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
U.S.	$251,056	$217,725	$116,852
Outside the U.S.	22,202	31,492	31,288
Income before income taxes	$273,258	$249,217	$148,140

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax expense
Federal	$48,941	$63,279	$62,216
State	8,966	5,183	8,163
Foreign	1,471	2,000	745
Deferred tax (benefit) expense
Federal	(1,459)	55,007	(25,309)
State	(959)	1,676	(4,250)
Foreign	(57)	(255)	(137)
Income taxes	$56,903	$126,890	$41,428
Net deferred tax assets consisted of:

	December 31,
	2018	2017
	(in thousands)
Property, equipment and intangible assets	$(17,212)	$(8,026)
Accrued compensation	12,790	12,472
Accrued expenses	30,720	20,724
State Tax Credits	2,438	1,595
Foreign net operating losses	2,119	2,286
Valuation allowance on foreign net operating losses	(1,653)	(1,392)
Other	1,411	(474)
Net deferred tax assets	$30,613	$27,185

Balance sheet presentation:

	December 31,
	2018	2017
	(in thousands)
Non-current net deferred tax assets	$30,613	$27,224
Non-current net deferred tax assets (liabilities)	—	(39)
Net deferred tax assets	$30,613	$27,185

As of December 31, 2018, the Company had foreign net operating loss carryforwards of approximately $6.7 million before applying tax rates for the respective jurisdictions, subject to a valuation allowance of $5.0 million. Approximately $1.2 million of our foreign net operating losses may expire between 2020 and 2036. In addition, the Company has recorded a valuation allowance on approximately $0.5 million of foreign deferred tax assets before applying the tax rate of the respective jurisdiction.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9%	1.8%	1.5%
Benefits and taxes related to foreign operations	(0.5)%	(3.9)%	(6.9)%
Excess tax benefit on share-based compensation	(1.8)%	(1.5)%	(2.3)%
Unrecognized tax positions	(0.4)%	(0.2)%	0.3%
Transition Tax imposed on unrepatriated foreign earnings	(0.1)%	14.1%	—%
Write-down of net deferred tax assets due to U.S. rate change	0.4%	5.3%	—%
Other	(0.7)%	0.3%	0.4%
Effective income tax rates	20.8%	50.9%	28.0%
The Company's effective income tax rates were 20.8%, 50.9% and 28.0%, for the years ended December 31, 2018, 2017 and 2016, respectively.

The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The Company applied the guidance in Staff Accounting Bulletin 118 ("SAB 118") when accounting for the enactment-date effects of the Tax Act. As of September 30, 2018, the Company finalized its calculations related to the tax effects of the Tax Act and there were no significant changes to the impacts estimated as part of the year ended 2017 provision for income taxes.

The Tax Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has incurred tax for the year ended December 31, 2018.

Due to the recent changes resulting from the Tax Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to U.S. taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company did not record any additional deferred taxes for this item in 2018.
The effective income tax rate for the year ended December 31, 2018 was lower than the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes. The effective income tax rate for the year ended December 31, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to the transition tax of $35.3 million and the $13.2 million impairment of our net domestic deferred tax assets resulting from the reduction of the U.S. federal corporate income tax rate to 21.0% effective January 1, 2018. The increase from these items was partially offset by the impact of foreign operations and excess tax benefits from share-based compensation.
As of December 31, 2018, 2017 and 2016, the Company’s gross unrecognized tax benefits totaled $1.6 million, $2.3 million and $2.7 million, respectively. After considering the deferred income tax accounting impact, it is expected that about $1.3 million of the total as of December 31, 2018 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2018	2017	2016
	(in thousands)
Balance, January 1	$2,284	$2,691	$3,137
Changes for tax positions of prior years	(861)	(16)	580
Increases for tax positions related to the current year	165	138	181
Settlements and lapsing of statutes of limitations	—	(529)	(1,207)
Balance, December 31	$1,588	$2,284	$2,691
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $1.6 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for tax years 2017 remain subject to examination by the Internal Revenue Service.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2018 and 2017. The Company had $0.2 million and $0.6 million of accrued interest and penalties at December 31, 2018 and 2017, respectively.

17.Share-Based Compensation and Capital Stock
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.215 per share, however the declaration of future dividends is subject to the discretion of the board of directors. The Company may not declare or make any payment if there is an existing event of default under the Revolver or if the payment would create an event of default.
During the year ended December 31, 2018, the Company's quarterly dividend rate was $0.215 per share. Annual dividends declared during the year ended December 31, 2018 were $0.86 per share or $48.4 million. During the year ended December 31, 2017, the Company's quarterly dividend rate was also $0.215 per share. Annual dividends declared during the year ended December 31, 2017 were $0.86 per share or $48.6 million. During the year ended December 31, 2016, the Company's quarterly dividend rate was $0.205 per share for the first three quarters of 2016. In the fourth quarter of 2016, the Company's board of directors announced an increase in the quarterly dividend rate to $0.215 per share. As a result, annual dividends declared during the year ended December 31, 2016 were $0.83 per share or $46.7 million.
In addition, during the years ended December 31, 2018, 2017 and 2016, the Company paid previously declared but unrecorded dividends totaling $0.1 million, $0.1 million, and $0.1 million, respectively, that were contingent upon the vesting of performance vested restricted units.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of which 3.2 million shares of the Company's common stock remain available for grant as of December 31, 2018. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.1 million, 0.2 million and 0.7 million options to certain employees of the Company at a fair value of approximately $1.8 million, $2.1 million and $6.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.58%	1.76%	1.22%
Expected volatility	21.17%	21.64%	23.76%
Expected life of stock option	4.6 years	4.6 years	4.6 years
Dividend yield	1.05%	1.42%	1.59%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$16.27	$10.81	$9.30
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2018 was $21.6 million and $16.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $26.4 million, $9.2 million and $12.6 million, respectively.
The Company received $41.4 million, $14.1 million and $13.0 million in proceeds from the exercise of 0.8 million, 0.4 million and 0.5 million employee stock options during the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
$34.13 to $39.00	52,664	1.1 years	$36.76	52,664	$36.76
$39.01 to $48.75	417,591	2.2 years	$45.59	417,591	$45.59
$48.76 to $65.00	610,415	4.0 years	$56.73	283,426	$57.77
$65.01 to $81.55	105,510	6.2 years	$81.55	—	$—
	1,186,180	3.5 years	$54.13	753,681	$49.55

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	For the Year Ended December 31,
	2018	2017	2016
Restricted shares granted	101,325	175,644	204,333
Weighted average grant date fair value per share	$81.21	$61.84	$51.53
Aggregate grant date fair value ($000)	$8,229	$10,862	$10,529
Restricted shares forfeited	46,785	30,375	28,996
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$8,025	$12,616	$7,506
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The fair value is measured by the market price of the Company’s common stock on the date of grant. The vesting of these stock awards is contingent upon the Company achieving performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based awards vesting is generally between 0% and 200% of the initial target. If minimum performance targets are not attained then no awards will vest under the terms of the various PVRSU agreements. Compensation expense related to these awards is recognized over the requisite period based on the Company's estimate of the achievement of the various performance targets. The Company has currently estimated that between 0% and 155% of the various award targets will be achieved. Compensation expense is recognized ratably over the requisite service period only on those PVRSUs that ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	For the Years Ended December 31,
	2018	2017	2016
Performance vested restricted stock units granted at target	100,919	162,523	89,944
Weighted average grant date fair value per share	$81.25	$60.63	$47.85
Aggregate grant date fair value ($000)	$8,200	$9,853	$4,304
Stock units forfeited	27,255	74,734	54,556
Requisite service period	36 - 39 months	30 - 36 months	9 - 43 months
During the years ended December 31, 2018, 2017 and 2016, PVRSUs totaling 31,048, 39,056 and 28,188, respectively, vested at a fair value of $2.5 million, $1.8 million, and $1.0 million, respectively. During the year ended December 31, 2018, PVRSU awards vested at target, therefore no additional PVRSU units were awarded. During the years ended December 31, 2017 and 2016, an additional 9,491and 2,043 PVRSU units were awarded because the Company's performance exceeded the conditions provided in the awards.
Stock units forfeited include the cancellation of 416, 14,754, and 20,013 shares for the years ended December 31, 2018, 2017 and 2016, respectively, since the Company did not achieve certain performance conditions contained in stock awards.

A summary of stock-based award activity as of December 31, 2018, 2017 and 2016 and the changes during the years are presented below:

	2018
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,976,326	$50.80		348,876	$57.05	294,204	$56.95
Granted	109,045	$81.55		101,325	$81.21	100,919	$81.25
Exercised/Vested	(832,809)	$49.66		(99,651)	$55.64	(31,048)	$60.60
Expired	(2,018)	$63.47		—	$—	—	$—
Forfeited	(64,364)	$55.79		(46,785)	$60.40	(27,255)	$64.49
Outstanding at December 31, 2018	1,186,180	$54.13	3.5 years	303,765	$65.06	336,820	$63.28
Options exercisable at December 31, 2018	753,681	$49.55	2.7 years

	2017
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,193,502	$48.26		407,812	$50.61	235,980	$47.59
Granted	195,652	$60.70		175,644	$61.84	162,523	$60.63
Performance-Based Leveraging*	—	$—		—	$—	9,491	$45.59
Exercised/Vested	(353,744)	$39.88		(204,205)	$48.61	(39,056)	$46.22
Expired	(10,133)	$56.95		—	$—	—	$—
Forfeited	(48,951)	$54.12		(30,375)	$55.02	(74,734)	$39.59
Outstanding at December 31, 2017	1,976,326	$50.80	4.1 years	348,876	$57.05	294,204	$56.95
Options exercisable at December 31, 2017	1,279,500	$48.76	3.7 years
* PVRSU units outstanding have been increased by 9,491 units during the year ended December 31, 2017, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

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
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows:

	For the Year Ended December 31,
(In millions)	2018	2017	2016
Stock options	$2.4	$9.2	$4.6
Restricted stock	6.8	9.0	7.5
Performance vested restricted stock units	5.8	6.7	2.5
Total	$15.0	$24.9	$14.6
Income tax benefits	$3.6	$9.2	$5.4
The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2018 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$3.0	2.2 years
Restricted stock	12.6	2.3 years
Performance vested restricted stock units	8.9	1.8 years
Total	$24.5
Share Repurchases and Redemptions
The Company announced a stock repurchase program on June 25, 1998 to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2018, the Company repurchased 1.8 million shares of its common stock under the repurchase program at a total cost of $141.2 million. During the year ended December 31, 2017, the Company repurchased 3,100 shares of its common stock under the repurchase program at a total cost of $0.2 million. During the year ended December 31, 2016, the Company repurchased 0.6 million of its common stock under the repurchase program at a total cost of $30.1 million. Through December 31, 2018, the Company repurchased 50.5 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.4 billion.
During 2018, the Company redeemed 92,366 shares of common stock at a total cost of $7.4 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2017 and 2016, the Company redeemed 154,950 and 127,036 shares of common stock at a total cost of $9.6 million and $5.8 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.

18.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Foreign currency translation adjustments	$(4,010)	$(2,401)	$(5,362)
Deferred loss on cash flow hedge	(1,436)	(2,298)	(3,160)
Total accumulated other comprehensive loss	$(5,446)	$(4,699)	$(8,522)
Cash Flow Hedge
In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the accounting guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss) and is amortizing it over the term of the related debt as interest expense. The ineffective portion was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income.

The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(2,298)	$(2,401)	$(4,699)	$(3,160)	$(5,362)	$(8,522)
Other comprehensive loss before reclassification	—	(1,609)	(1,609)	—	2,961	2,961
Amounts reclassified from accumulated other comprehensive income	862	—	862	862	—	862
Net current period other comprehensive income (loss)	862	(1,609)	(747)	862	2,961	3,823
Ending Balance	$(1,436)	$(4,010)	$(5,446)	$(2,298)	$(2,401)	$(4,699)

The amounts below were reclassified from other accumulated other comprehensive income (loss) to the following line items in the Company's Consolidated Statements of Income. There is no income tax expense (benefit) attributable to these components.

Component	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Year Ended December 31,
(In thousands)	2018	2017
Loss on cash flow hedge:
Interest rate contract	$862	$862	Interest expense

19. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income	$216,355	$122,327	$106,712
Income allocated to participating securities	(1,248)	(845)	(747)
Net income available to common shareholders	$215,107	$121,482	$105,965
Denominator
Weighted average common shares outstanding -- basic	56,130	56,114	55,872
Basic earnings per share	$3.83	$2.16	$1.90

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$216,355	$122,327	$106,712
Income allocated to participating securities	(1,241)	(842)	(744)
Net income available to common shareholders	$215,114	$121,485	$105,968
Denominator:
Weighted average common shares outstanding -- basic	56,130	56,114	55,872
Diluted effect of stock options and PVRSUs	471	412	283
Weighted average commons shares outstanding -- diluted	56,601	56,526	56,155
Diluted earnings per share	$3.80	$2.15	$1.89
The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and thus are participating securities requiring the two-class method of computing earnings per share ("EPS"). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.
At December 31, 2018, 2017 and 2016, the Company had 1.2 million, 2.0 million, and 2.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the years ended December 31, 2018 and 2016, the Company excluded 0.1 million and 1.2 million, respectively, of anti-dilutive stock options from the diluted earnings per share calculation. For the year ended December 31, 2017, no anti-dilutive stock options were excluded from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2018, 2017 and 2016, PVRSUs totaling 242,942, 251,228, and 210,258, respectively, were excluded from the computation since the performance conditions had not been met.

20.	Operating Leases

The Company enters into operating leases primarily for office space, office equipment and transportation vehicles. Minimum rents as defined in the Company’s lease agreements including rent escalations, rent holidays and rental concessions are recognized on the straight-line basis over the noncancelable lease term. Payments made to or on behalf of the Company for leasehold improvement incentives are considered reductions in rental expense and are amortized on a straight-line basis over the noncancelable lease term. Rental expense under noncancelable operating leases was approximately $10.5 million, $10.9 million, and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company received sublease rental income related to real estate leased to third-parties totaling $0.3 million during each of the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Minimum lease payments	$12,633	$10,638	$9,258	$8,866	$3,514	$—	$44,909
Minimum sublease rentals	(124)	—	—	—	—	—	(124)
	$12,509	$10,638	$9,258	$8,866	$3,514	$—	$44,785

21.Reportable Segment Information

Hotel Franchising: Hotel Franchising includes the Company's hotel franchising operations consisting of its thirteen brands. The thirteen brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel Franchising revenues and are offset by the related expenses paid for marketing and reservation activities to calculate hotel Franchising operating income.
The financial results for the year ended December 31, 2017 and 2016 have been updated to reflect the Company's adoption of Topic 606 as discussed in Note 1. In addition, the financial results related to SkyTouch are now reported as a component of Corporate & Other for all periods presented.
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

The following tables present the financial information for the Company's segments:

	For the Year Ended December 31, 2018
	Hotel Franchising	Corporate & Other	Consolidated
(In thousands)
Revenues	$1,027,047	$14,257	$1,041,304
Operating income (loss)	378,014	(59,540)	318,474
Depreciation and amortization	7,352	6,978	14,330
Income (loss) before income taxes	372,691	(99,433)	273,258
Capital expenditures	34,737	12,936	47,673
Total assets	990,943	147,427	1,138,370

	For the Year Ended December 31, 2017
	Hotel Franchising	Corporate & Other	Consolidated
(In thousands)
Revenues	$930,479	$10,818	$941,297
Operating income (loss)	356,187	(66,534)	289,653
Depreciation and amortization	462	6,218	6,680
Income (loss) before income taxes	351,641	(102,424)	249,217
Capital expenditures	20,839	2,598	23,437
Total assets	651,264	343,927	995,191

	For the Year Ended December 31, 2016
	Hotel Franchising	Corporate & Other	Consolidated
(In thousands)
Revenues	$799,093	$8,816	$807,909
Operating income (loss)	255,514	(68,459)	187,055
Depreciation and amortization	482	6,514	6,996
Income (loss) before income taxes	256,007	(107,867)	148,140
Capital expenditures	20,600	4,591	25,191
Total assets	544,987	363,469	908,456
The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2018, 2017 and 2016 were $72.1 million, $65.8 million, and $58.2 million, respectively. Long-lived assets related to international operations were $63.6 million, $91.7 million, and $79.1 million as of December 31, 2018, 2017 and 2016, respectively. All other long-lived assets of the Company are associated with domestic activities. The Company's investment in equity method investees at December 31, 2018, 2017 and 2016 was $109.0 million, $134.2 million and $94.8 million, respectively. These investments are included as a component of total assets in the Hotel Franchising segment.

22.	Related Party Transactions
Transactions with Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc., which included both a franchising business and owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement. Among other things, the strategic alliance agreement, as amended, provided for the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements. As of December 31, 2018, Sunburst operates 5 hotels under franchise with the Company.
Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $1.9 million, $2.0 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the years ended December 31, 2018, 2017 and 2016, the Company received $26 thousand, $19 thousand, and $38 thousand, respectively, pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90 thousand. In May 2016, the sublease was amended for the expansion of the office space, with annual lease payments totaling approximately $146 thousand. During the years ended December 31, 2018, 2017 and 2016, the Company received approximately $146 thousand, $146 thousand, and $179 thousand, respectively, in rent payments associated with this lease.
Foreign Subsidiary Credit Agreement
In August 2016, the Company entered into a credit agreement with a related party to a foreign subsidiary. Borrowings under the agreement carry an interest rate of 4.0% per year. As of December 31, 2018 and 2017, the Company had $0.6 million and $0.6 million, respectively, outstanding under this agreement, which is reflected within the current portion of long term debt on the balance sheet.
23. Transactions with Unconsolidated Joint Ventures
In August 2015, the Company entered into a $24.4 million promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. In October 2016, the Company increased the loan and funded an additional $1.0 million. The Company has advanced a total of $25.4 million as of December 31, 2018. The promissory note matures on September 3, 2023, bears interest at variable rates, and is payable monthly.
In October 2017, May 2018, and December 2018, the Company entered into three promissory notes with a total principal of $22.2 million with a development company which is a member of one of the Company's unconsolidated joint ventures formed in 2018. The promissory notes mature in January 2019, May 2019 and December 2019, bear interest at fixed and variable rates, and are payable monthly. At December 31, 2018, the outstanding balance of the promissory notes totaled $21.9 million.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the years ended December 31, 2018, 2017 and 2016, fees earned and payroll costs reimbursed under this arrangement totaled $1.7 million, $1.4 million and $0.8 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $25.4 million, $22.4 million, and $17.3 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recorded $1.1 million and $1.3 million as a receivable due from these joint ventures as of December 31, 2018 and 2017, respectively. In addition, the Company paid commissions of $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, to an online travel agent for which the Company is a joint venture member.

24.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guaranty a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $13.0 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2018 and December 31, 2017. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.
The Company has transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Refer to Note 4. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note under certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. This represents a nonrecognized subsequent event for the 2018 consolidated financial statements and will be recognized upon exchange of cash in the first quarter of 2019, at which point the Company will retain the full loan balance. The impact will be a reduction of Other Long-Term Liabilities and Cash and cash equivalents in the consolidated balance sheets by $24.4 million.

Commitments
The Company has the following commitments outstanding:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2018, the Company had commitments to extend an additional $257.3 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $12.2 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand. These commitments are expected to be funded in the next twelve months.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $38.1 million, upon certain conditions being met. As of December 31, 2018, $4.5 million has been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset that requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At December 31, 2018, the Company has drawn on $8.5 million of the construction loan and recorded $69 thousand of capitalized interest costs.

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

On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring. At the time of the acquisition, WoodSpring franchised 239 economy extended stay hotels across 35 U.S. states. The total consideration was $231.6 million, which consisted of cash paid, net of cash acquired, of $231.3 million as well as liabilities assumed of $0.4 million and a preliminary working capital adjustment of $0.1 million. The transaction has been accounted for as a business combination and accordingly, assets acquired, and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018 and are included in the Company’s hotel franchising segment.
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
The purchase price was based on the projected business growth and cash flows over the next several years and indicated a value that was in excess of the existing net book value of the business, resulting in the recognition of various identifiable intangible assets and goodwill as follows:

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

26. Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2018(1)
	(in thousands, except per share data)
Revenues	$209,394	$295,441	$291,490	$244,979	$1,041,304
Operating income	$46,249	$109,016	$111,168	$52,041	$318,474
Income before income taxes	$30,461	$100,024	$102,443	$40,330	$273,258
Net income	$25,086	$79,839	$79,959	$31,471	$216,355
Earnings per share:
Basic	$0.44	$1.41	$1.42	$0.56	$3.83
Diluted	$0.44	$1.40	$1.41	$0.56	$3.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2017 (1)
	(in thousands, except per share data)
Revenues	$188,868	$261,016	$269,930	$221,483	$941,297
Operating income	$45,403	$86,539	$93,063	$64,648	$289,653
Income before income taxes	$34,279	$76,414	$83,743	$54,781	$249,217
Net income (loss)	$24,269	$50,685	$57,189	$(9,816)	$122,327
Earnings (loss) per share:
Basic	$0.43	$0.90	$1.01	$(0.17)	$2.16
Diluted	$0.43	$0.89	$1.01	$(0.17)	$2.15

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

•
Marketing and Reservation System Activities: Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated from the Company’s contractual obligation to utilize marketing and reservation system revenues to provide franchise services defined in the franchise agreements. During the year ended December 31, 2018, the Company incurred surpluses (deficits) from marketing and reservation system activities totaling ($12.2) million, $20.8 million, $14.0 million and ($13.2) million, respectively, in the first, second, third and fourth quarters. During the year ended December 31, 2017, the Company incurred surpluses (deficits) from marketing and reservation system activities totaling ($9.1) million, $11.7 million, $14.2 million and $3.4 million, respectively, in the first, second, third and fourth quarters.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•
The Company acquired WoodSpring on February 1, 2018 and incurred acquisition transaction and integration costs totaling $4.2 million, $0.8 million, $0.6 million and $1.3 million in the first, second, third and fourth quarters of 2018, respectively.

•
The Company's fourth quarter 2018 results reflect an impairment of non-hotel franchising goodwill of $4.3 million in the impairment of goodwill line item and a loan valuation allowance charge of $2.8 million in SG&A expenses.

•
The Company's third quarter 2017 results reflect $12.0 million in compensation expenses related to the acceleration of the Company's chief executive offer succession plan. In addition, SG&A expenses were reduced by a $1.2 million impairment of below market lease acquisition costs associated with an office building owned by the Company.

•
The Company's fourth quarter 2017 results were impacted by comprehensive tax legislation enacted on December 22, 2017. Refer to Note 16. The impact of the tax legislation on net income for the fourth quarter of 2017 was a reduction of approximately $48.5 million.

27. Future Adoption of Accounting Standards

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced disclosures, including qualitative and quantitative requirements, to provide insight to significant estimates and judgments used in estimating credit losses and the amounts recorded in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. ASU 2016-13 requires the use of the modified retrospective approach for adoption. The Company is currently assessing the potential impact that ASU 2016-13 will have on its consolidated financial position, results of operations, and disclosures, including the processes to evaluate allowances for trade and notes receivables.

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

28. Subsequent Events

On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserts, and the Company currently believes, that the purported termination notice is not valid. The unit’s management team is exploring its contractual and other legal rights, remedies and options related to the customer’s purported termination of the contract. Because the customer is contemplated in the SaaS for vacation rentals reporting unit's projected revenues, the Company has determined that the unit’s receipt of the purported termination notice, even though the validity of the notice is being actively contested by the unit, represents a triggering event which will require the reevaluation of the reporting unit's long-lived asset group and goodwill in the first quarter of 2019. Dependent on further development of the situation involving the status of the customer contract, relationship between the customer and the unit, and other relevant factors, the impairment assessment may result in an impairment of goodwill and of certain long-lived intangible assets; however, the Company cannot estimate the amount or a reasonable range of amounts of such impairments, if any, at this time. As of December 31, 2018, the carrying value of the reporting unit's goodwill was $9.8 million after recognition of a $4.3 million impairment in the fourth quarter of 2018.

On February 23, 2019, the Company's board of directors declared a quarterly cash dividend of $0.215 per share of common stock. The dividend is payable on April 17, 2019 to shareholders of record on April 2, 2019.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2018.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b)
Equity compensation plans approved by shareholders	1,186,180	$54.13	3,186,062
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (b) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights and performance share awards by the Compensation and Management Development Committee of the Board of Directors.

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
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.

1. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.02(j)	First Supplemental Indenture, dated August 25, 2010, between the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee

4.03(q)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

10.01(b)	Amended and Restated Employment Agreement dated April 30, 2008, between Choice Hotels International, Inc. and Stephen P. Joyce

10.01A(k)	First Amendment to First Amended and Restated Employment Agreement dated September 16, 2010 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01B(r)	Second Amended and Restated Employment Agreement dated May 24, 2012 between Choice Hotels International, Inc. and Stephen P. Joyce

10.01C(l)	Amendment to Second Amended and Restated Employment Agreement dated March 4, 2014, between Stephen P. Joyce and Choice Hotels International, Inc.

10.01D(x)	Amendment to Second Amended and Restated Employment Agreement, dated August 9, 2017, between Stephen P. Joyce and Choice Hotels International, Inc.

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(s)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C*	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(m)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

10.05A(t)
Certificate of Rent Commencement and First Amendment to Office Lease, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated February 25, 2014.

10.05B(t)
Second Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated March 20, 2014.

10.05C(y)
Third Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville Limited Partnership, dated April 18, 2017

10.06(z)	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.07(p)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.08(n)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(s)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.08B(aa)	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.11(bb)	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.12(cc)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., Woodspring Hotels LLC and Woodspring Hotels Franchise Services LLC

10.13(w)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

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
(aa) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated and filed September 18, 2017.
(bb) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017.

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

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 26, 2019
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 26, 2019
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 26, 2019
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Patrick S. Pacious

/s/ SCOTT A. RENSCHLER	Director	February 26, 2019
Scott A. Renschler, Psy.D

/s/ MONTE J.M. KOCH	Director	February 26, 2019
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 26, 2019
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 26, 2019
John P. Tague

/s/ LIZA LANDSMAN	Director	February 26, 2019
Liza Landsman

/s/ MAUREEN SULLIVAN	Director	February 26, 2019
Maureen Sullivan

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Dominic E. Dragisich

/s/ SCOTT E. OAKSMITH	Senior Vice President, Finance & Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Scott E. Oaksmith