Form 10-Q
period 2019-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2019-05-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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

(Registrant’s telephone number, including area code): (301) 592-5000
(Former name, former address and former fiscal year, if changed since last report): N/A
 ________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	CHH	New York Stock Exchange
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding on April 30, 2019 was 55,640,668.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Royalty fees	$80,353	$76,698
Initial franchise and relicensing fees	6,807	6,214
Procurement services	11,947	9,938
Marketing and reservation system	110,064	107,001
Other	9,149	9,543
Total revenues	218,320	209,394
OPERATING EXPENSES
Selling, general and administrative	39,514	40,864
Depreciation and amortization	3,616	3,053
Marketing and reservation system	119,839	119,228
Total operating expenses	162,969	163,145
Impairment of goodwill	(3,097)	—
Impairment of long-lived assets	(7,304)	—
Gain on sale of assets, net	100	—
Operating income	45,050	46,249
OTHER INCOME AND EXPENSES, NET
Interest expense	11,211	11,309
Interest income	(2,613)	(1,609)
Other (gain) loss	(2,198)	120
Equity in net loss of affiliates	2,171	5,968
Total other income and expenses, net	8,571	15,788
Income before income taxes	36,479	30,461
Income tax expense	6,398	5,375
Net income	$30,081	$25,086

Basic earnings per share	$0.54	$0.44
Diluted earnings per share	$0.54	$0.44

Cash dividends declared per share	$0.215	$0.215
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net income	$30,081	$25,086
Other comprehensive income, net of tax:
Amortization of loss on cash flow hedge	215	215
Foreign currency translation adjustment	(207)	855
Other comprehensive income, net of tax	8	1,070
Comprehensive income	$30,089	$26,156
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$31,810	$26,642
Receivables (net of allowance for doubtful accounts of $17,268 and $15,905, respectively)	153,969	138,018
Income taxes receivable	2,541	10,122
Notes receivable, net of allowances	34,416	36,759
Other current assets	27,935	32,243
Total current assets	250,671	243,784
Property and equipment, at cost, net	134,861	127,535
Operating lease right-of-use assets	27,997	—
Goodwill	165,623	168,996
Intangible assets, net	264,690	271,188
Notes receivable, net of allowances	83,808	83,440
Investments, employee benefit plans, at fair value	21,970	19,398
Investments in unconsolidated entities	106,803	109,016
Deferred income taxes	32,850	30,613
Other assets	84,543	84,400
Total assets	$1,173,816	$1,138,370
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$72,086	$73,511
Accrued expenses and other current liabilities	66,966	92,651
Deferred revenue	77,065	67,614
Current portion of long-term debt	1,088	1,097
Liability for guest loyalty program	86,666	83,566
Total current liabilities	303,871	318,439
Long-term debt	804,730	753,514
Long-term deferred revenue	111,113	110,278
Deferred compensation and retirement plan obligations	26,879	24,212
Income taxes payable	26,276	26,276
Operating lease liabilities	27,470	—
Liability for guest loyalty program	54,188	52,327
Other liabilities	4,766	37,096
Total liabilities	1,359,293	1,322,142
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2019 and December 31, 2018; 55,673,675 and 55,679,207 shares outstanding at March 31, 2019 and December 31, 2018, respectively	951	951
Additional paid-in-capital	216,384	213,170
Accumulated other comprehensive loss	(5,438)	(5,446)
Treasury stock, at cost; 39,391,963 and 39,386,431 shares at March 31, 2019 and December 31, 2018, respectively	(1,209,870)	(1,187,625)
Retained earnings	812,496	795,178
Total shareholders’ deficit	(185,477)	(183,772)
Total liabilities and shareholders’ deficit	$1,173,816	$1,138,370

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,081	$25,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,616	3,053
Depreciation and amortization – marketing and reservation system	4,521	5,071
Franchise agreement acquisition cost amortization	2,685	2,154
Gain on disposal of assets	(2,120)	—
Provision for bad debts, net	2,983	3,389
Impairment of long-lived assets	7,304	—
Impairment of goodwill	3,097	—
Non-cash stock compensation and other charges	3,989	3,787
Non-cash interest and other (income) loss	(2,495)	974
Deferred income taxes	(2,257)	2,582
Equity in net losses from unconsolidated joint ventures, less distributions received	3,954	6,735
Franchise agreement acquisition cost, net of reimbursements	(6,401)	(11,925)
Change in working capital and other, net of acquisition	(31,014)	(36,354)
Net cash provided by operating activities	17,943	4,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(14,906)	(4,996)
Investment in intangible assets	(760)	(1,193)
Proceeds from sales of assets	10,585	—
Business acquisition, net of cash acquired	—	(231,317)
Contributions to equity method investments	(8,495)	(1,455)
Distributions from equity method investments	5,724	766
Purchases of investments, employee benefit plans	(1,603)	(1,669)
Proceeds from sales of investments, employee benefit plans	1,637	1,029
Issuance of notes receivable	(1,755)	(2,500)
Collections of notes receivable	5,096	150
Other items, net	197	—
Net cash used in investing activities	(4,280)	(241,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	42,400	70,000
Principal payments on long-term debt	(123)	(111)
Purchase of treasury stock	(31,951)	(41,869)
Dividends paid	(12,163)	(12,265)
Debt issuance costs	—	(914)
Proceeds from issuance of long term debt	8,491	212
Payments on transfer of interest in notes receivable	(24,409)	—
Proceeds from exercise of stock options	9,203	23,052
Net cash (used in) provided by financing activities	(8,552)	38,105
Net change in cash and cash equivalents	5,111	(198,528)
Effect of foreign exchange rate changes on cash and cash equivalents	57	26
Cash and cash equivalents at beginning of period	26,642	235,336
Cash and cash equivalents at end of period	$31,810	$36,834
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$807	$5,034
Interest, net of capitalized interest	$19,885	$19,882
Non-cash investing and financing activities:
Dividends declared but not paid	$11,970	$12,117
Investment in property and equipment acquired in accounts payable	$5,732	$374

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2017	56,679,968	$951	$182,448	$(4,699)	$(1,064,573)	$627,272	$(258,601)
Net income	—	—	—	—	—	25,086	25,086
Other comprehensive income	—	—	—	1,070	—	—	1,070
Share based payment activity	498,510	—	13,203	—	13,376	—	26,579
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,182)	(12,182)
Treasury purchases	(517,839)	—	—	—	(41,869)	—	(41,869)
Balance as of March 31, 2018	56,660,639	$951	$195,651	$(3,629)	$(1,093,066)	$640,176	$(259,917)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)
(1) Impact of adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606") related to a foreign joint venture accounted for as an equity method investment.

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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019. Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in Note 1 “Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2018. The significant accounting policies that changed in 2019 are set forth below.
Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance at various points thereafter (collectively referred to as "Topic 842"). Topic 842 requires a lessee to recognize operating leases on its balance sheet by recording liabilities for its lease obligations and assets for its right-of-use ("ROU") of the underlying assets as of the lease commencement dates. This differs from prior treatment of operating leases in accordance with ASC 840, Leases (Topic 840) ("Topic 840"), as operating leases were not captured on a lessee's consolidated balance sheet. Topic 842 prescribes that entities should recognize expenses on their consolidated statements of income in a manner similar to Topic 840 whereby minimum lease payments are recognized on a straight-line basis over a lease term.

The Company elected to apply the package of practical expedients that allows entities to forego reassessing at the transition date: (1) whether expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether initial direct costs for existing leases qualify for capitalization.

Topic 842 allows entities an optional transitional method to apply the transition requirements at the effective date, rather than at the beginning of the earliest comparative period. An entity’s reporting for the comparative periods presented in the year of adoption continues to be in accordance with Topic 840, including the disclosure requirements of Topic 840. The Company adopted Topic 842 on January 1, 2019 using this optional transition method and therefore, the financial results reported in periods prior to January 1, 2019 are unchanged.

Adoption of the standard resulted in the recording of operating lease ROU assets of $28.0 million and operating lease liabilities of $38.5 million as of March 31, 2019. Topic 842 did not have an impact on our consolidated statements of income. Refer to Note 7.

Recently Issued Accounting Standards

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

Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is awarded and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when Choice Privileges points are issued but for which revenue is not yet recognized since the related points have not been redeemed.
Initial and relicensing fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These revenues are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. System implementation fees charged to franchisees are also deferred and recognized as revenue over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees and system implementation fees will typically be recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
Loyalty points represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures. The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty points are typically redeemed within three years of issuance.
Significant changes in the contract liabilities balances during the period December 31, 2018 to March 31, 2019 are as follows:

(in thousands)
Balance as of December 31, 2018	$153,180
Increases to the contract liability balance due to cash received	19,949
Revenue recognized in the period	(15,282)
Balance as of March 31, 2019	$157,847
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $157.8 million as of March 31, 2019. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
Based on practical expedient elections permitted by Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and software as a service ("SaaS") agreements), (ii) variable consideration for which we recognize revenue at the amount to which we have the right to invoice for services performed, or (iii) contracts with an expected original duration of one year or less.
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$80,353	$—	$80,353	$76,698	$—	$76,698
Initial franchise and relicensing fees	6,807	—	6,807	6,214	—	6,214
Procurement services	11,487	460	11,947	9,565	373	9,938
Marketing and reservation system	104,078	5,986	110,064	101,128	5,873	107,001
Other	8,869	—	8,869	8,520	672	9,192
Total Topic 606 revenues	$211,594	$6,446	218,040	$202,125	$6,918	209,043
Non-Topic 606 revenues			280			351
			$218,320			$209,394
Non-Topic 606 revenues primarily represent revenue from leasing an office building (refer to Note 7) and are presented in Other revenues in the consolidated statements of income.
As presented in Note 14, the Corporate & Other segment amounts represent $3.3 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the Hotel Franchising segment.

3.	Other Current Assets
Other current assets consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$22,259	$18,412
Other current assets	5,676	6,831
Land held for sale	—	7,000
Total	$27,935	$32,243
Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the three months ended March 31, 2019, the Company sold one parcel of land with a total book value of $7.0 million recognizing a gain on sale of $0.1 million.

4.	Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	March 31, 2019	December 31, 2018
Credit Quality Indicator	(in thousands)
Senior	$91,115	$94,349
Subordinated	29,270	28,100
Unsecured	2,524	2,435
Total notes receivable	122,909	124,884
Allowance for losses on receivables specifically evaluated for impairment	4,426	4,426
Allowance for losses on non-impaired loans	259	259
Total loan reserves	4,685	4,685
Net carrying value	$118,224	$120,199
Current portion, net	$34,416	$36,759
Long-term portion, net	83,808	83,440
Total	$118,224	$120,199

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

The Company determined that approximately $52.4 million and $52.1 million of its notes receivable were impaired at March 31, 2019 and December 31, 2018, respectively. The total unpaid principal balances of these impaired notes are $51.8 million, which are current based on their restructured loan maturity terms, as of both March 31, 2019 and December 31, 2018. The Company recorded allowances for credit losses on these impaired loans totaling $4.4 million at both March 31, 2019 and December 31, 2018. The average notes receivable on non-accrual status was approximately $27.1 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. No interest income on impaired loans was recognized on a cash basis during the three months ended March 31, 2019 and 2018.

The Company provided loan reserves on non-impaired loans totaling $0.3 million at both March 31, 2019 and December 31, 2018. There were no changes in total loan reserves between December 31, 2018 and March 31, 2019.
The Company has identified loans totaling approximately $13.8 million and $12.9 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.4 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2019	(in thousands)
Senior	$—	$—	$—	$91,115	$91,115
Subordinated	—	—	—	29,270	29,270
Unsecured	—	—	—	2,524	2,524
	$—	$—	$—	$122,909	$122,909
As of December 31, 2018
Senior	$—	$—	$—	$94,349	$94,349
Subordinated	—	—	—	28,100	28,100
Unsecured	—	—	—	2,435	2,435
	$—	$—	$—	$124,884	$124,884
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $111.9 million and $114.3 million as of March 31, 2019 and December 31, 2018, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/ or variable interest amounts.

5.	Long-lived Assets and Goodwill

On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserts, and the Company currently believes, that the purported termination notice is not valid. The unit’s management team is in active discussions with the customer regarding potential resolutions of the disputed contract termination, and is exploring its contractual and other legal rights, remedies and options related to the customer’s purported termination of the contract. The customer is contemplated in the SaaS for vacation rentals reporting unit's projected revenues, and the Company has determined that the unit’s receipt of the purported termination notice, even though the validity of the notice is being actively contested by the unit, represents a triggering event which required an interim reevaluation of the reporting unit's long-lived assets group and goodwill in the first quarter of 2019.
Long-lived asset impairment analysis
The long-lived assets of the SaaS for vacation rentals reporting unit are comprised of $4.3 million of intangible assets, $1.7 million of operating lease right-of-use assets, and $1.3 million of property and equipment. The long-lived asset group is determined to be at the SaaS for vacation rentals reporting unit level. Recoverability of the long-lived asset group was assessed based on net, undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million.
Goodwill impairment analysis
The carrying value of the SaaS for vacation rentals reporting unit was adjusted after the $7.3 million long-lived asset impairment. The adjusted carrying value exceeded the fair value of the reporting unit by $3.1 million, resulting in an additional non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in this amount.

The following table details the carrying amount of our goodwill:

	March 31, 2019	December 31, 2018
	(in thousands)
Goodwill	$173,201	$173,477
Accumulated impairment losses	(7,578)	(4,481)
Net carrying amount	$165,623	$168,996

The following is a summary of changes in the carrying amount of goodwill:

	December 31, 2018	Acquisitions	Foreign Exchange	Impairment	March 31, 2019
Hotel Franchising	$159,197	$—	$—	$—	$159,197
Other	9,799	—	(276)	(3,097)	6,426
Total	$168,996	$—	$(276)	$(3,097)	$165,623
As of March 31, 2019, the $6.4 million of carrying value remaining in Other goodwill is fully attributable to the SaaS for vacation rentals reporting unit. The results of the SaaS for vacation rentals reporting unit are included in Corporate & Other in Note 14. The long-lived assets and goodwill impairment charges do not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.

There can be no assurance there will not be further impairments or charges incurred against the assets of the SaaS for vacation rentals reporting unit in future periods.

6.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $101.9 million and $103.0 million on the consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2019 and 2018, the Company recognized losses totaling $2.4 million and $6.4 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 15 of these financial statements.

7.	Leases

Lessee

The Company determines if an arrangement is a lease and classification as operating or financing at lease inception. Operating leases are included in operating lease ROU assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. The Company does not have any leases classified as financing.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating lease ROU assets are further offset by any prepaid rent, lease incentives and initial direct costs incurred. When a lease agreement does not provide an implicit rate, the Company utilizes its incremental borrowing rate based on the information available at commencement date in determining the present value of future minimum lease payments.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments include certain index-based changes in rent, certain nonlease components (such as maintenance and other services provided by the lessor), and other charges included in the lease. Variable lease payments are excluded from future minimum lease payments and expensed as incurred.

The Company elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made a policy election to not account for leases with an initial term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.

The Company has operating leases primarily for office space, buildings, and equipment. Our leases have remaining lease terms of one month to five years, some of which may include options to extend leases for up to fifteen years and some which may include options to terminate the leases within one year.

The Company's lease costs were as follows:

Three Months Ended March 31, 2019
(in thousands)

Operating lease cost	$2,570
Sublease income	(72)
Total lease cost	$2,498

Leases recorded on the consolidated balance sheet consist of the following:

March 31, 2019
(in thousands)
Assets:
Operating lease right-of-use assets	$27,997
Liabilities:
Current operating lease liabilities	10,980
Long-term operating lease liabilities	27,470
Total lease liabilities	$38,450

Other information related to the Company's lease arrangements is as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,302
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$1,160
Weighted-average remaining lease term	3.74 years
Weighted-average discount rate(1)	3.74%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.

Maturities of lease liabilities are as follows:

As of March 31, 2019
(in thousands)
2019 (remaining 9 months)	$9,344
2020	10,671
2021	9,070
2022	8,818
2023	3,316
Thereafter	2
Total minimum lease payments	$41,221
Less imputed interest	2,771
Present value of minimum lease payments	$38,450

During the three months ended March 31, 2019, the Company entered into a sale and leaseback transaction in which we sold an office building for a gain of $2.0 million within the Marketing and reservation system line item on the consolidated statements of income and entered into a lease with the option to terminate after 2019. This lease is included in the tables above.

The Company adopted Topic 842 on January 1, 2019 using the optional transition method to present comparative periods prior to adoption date in accordance with Topic 840, including disclosure. The following table discloses future minimum lease payments in accordance with Topic 840:

As of December 31, 2018
(in thousands)
2019 (net of minimum sublease rentals of $124)	$12,509
2020	10,638
2021	9,258
2022	8,866
2023	3,514
Thereafter	—
Total	$44,785

Lessor

The Company leases an office building to a third-party tenant. This lease has a remaining lease term of less than two years. Lease income comprises fixed lease payments of $0.3 million for the three months ended March 31, 2019. The lease does not contain an option to purchase the underlying asset. The Company elected to not separate lease and nonlease components.

Related Party

The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the three months ended March 31, 2019, the Company received $12 thousand pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90 day notice period, and annual lease payments totaling approximately $90 thousand. In May 2016, the sublease was amended for the expansion of the office space, with annual lease payments totaling approximately $146 thousand. During the three months ended March 31, 2019, the Company received approximately $36 thousand in rent payments associated with this lease.

8.	Debt
Debt consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $3.0 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively	$397,048	$396,844
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.4 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively	249,565	249,489
$600 million senior unsecured credit facility with an effective interest rate of 3.47%, less deferred issuance costs of $2.9 million and $3.0 million at March 31, 2019 and December 31, 2018, respectively	130,146	87,582
Construction loan with an effective interest rate of 6.8%, less deferred issuance costs of $0.8 million and $0.9 million at March 31, 2019 and December 31, 2018, respectively	16,201	7,652
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.3 million and $0.4 million at March 31, 2019 and December 31, 2018, respectively	8,029	8,197
Economic development loans with an effective interest rate of 3.0% at March 31, 2019 and December 31, 2018, respectively	4,240	4,240
Other notes payable	589	607
Total debt	$805,818	$754,611
Less current portion	1,088	1,097
Total long-term debt	$804,730	$753,514
For additional information regarding the senior unsecured credit facility and other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

9. Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2019:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive income (loss) before reclassification	—	(207)	(207)
Amounts reclassified from accumulated other comprehensive loss	215	—	215
Net current period other comprehensive income (loss)	215	(207)	8
Ending balance, March 31, 2019	$(1,221)	$(4,217)	$(5,438)

The amounts below were reclassified from accumulated other comprehensive loss to the following line items in the Company's Consolidated Statements of Income during the three months ended March 31, 2019. There is no income tax expense or benefit attributable to the components below.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31, 2019
Loss on cash flow hedge:
Interest rate contract	$215	Interest expense

10.	Fair Value Measurements
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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of March 31, 2019
Mutual funds(1)	$21,654	$21,654	$—	$—
Money market funds(1)	1,944	—	1,944	—
	$23,598	$21,654	$1,944	$—
As of December 31, 2018
Mutual funds(1)	$19,378	$19,378	$—	$—
Money market funds(1)	1,923	—	1,923	—
	$21,301	$19,378	$1,923	$—
(1) Included in Investments, employee benefit plans at fair value and Other current assets on the consolidated balance sheets.
Other Financial Instruments
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's senior unsecured credit facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivables, refer to Note 4.
The fair values of the Company's $250 million and $400 million Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At March 31, 2019 and December 31, 2018, the $250 million Senior Notes had an approximate fair value of $258.2 million and $257.0 million, respectively. At March 31, 2019 and December 31, 2018, the $400 million Senior Notes had an approximate fair value of $426.9 million and $415.7 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes

The effective income tax rates were 17.5% and 17.6% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019 was lower than the U.S. federal income tax rate of 21% primarily due to $2.0 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. federal income tax rate of 21% primarily due to $1.6 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.

12.	Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Stock options	$0.6	$0.7
Restricted stock	2.0	1.7
Performance vested restricted stock units	1.1	1.1
Total	$3.7	$3.5
Income tax benefits	$0.9	$0.8
A summary of stock-based award activity as of March 31, 2019 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,186,180	$54.13		303,765	$65.06	336,820	$63.28
Granted	141,827	81.15		136,350	81.04	83,934	81.15
Performance-Based Leveraging(1)	—	—		—	—	1,583	51.49
Exercised/Vested	(205,030)	44.89		(65,538)	62.67	(73,199)	50.67
Expired	—	—		—	—	—	—
Forfeited	—	—		(6,034)	65.77	(2,736)	70.18
Outstanding at March 31, 2019	1,122,977	$59.23	3.9 years	368,543	$71.38	346,402	$70.16
Options exercisable at March 31, 2019	752,844	$53.62	3.1 years
(1) PVRSU units outstanding have been increased by 1,583 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods.
The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2019 Grants
Risk-free interest rate	2.46%
Expected volatility	21.49%
Expected life of stock option	4.4 years
Dividend yield	1.06%
Requisite service period	4 years
Contractual life	7 years
Weighted average fair value of options granted (per option)	$15.84
Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the three months ended March 31, 2019 range from 36 - 48 months.
The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 - 48 months requisite service period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted.

Share Repurchases and Redemptions
The Company purchased 354,646 shares of common stock under the share repurchase program at a total cost of $27.3 million during the three months ended March 31, 2019, respectively.
During the three months ended March 31, 2019, the Company redeemed 59,431 shares of common stock at a total cost of approximately $4.7 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
Computation of Basic Earnings Per Share:
Numerator:
Net income	$30,081	$25,086
Income allocated to participating securities	(179)	(155)
Net income available to common shareholders	$29,902	$24,931
Denominator:
Weighted average common shares outstanding – basic	55,347	56,464
Basic earnings per share	$0.54	$0.44

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$30,081	$25,086
Income allocated to participating securities	(179)	(154)
Net income available to common shareholders	$29,902	$24,932
Denominator:
Weighted average common shares outstanding – basic	55,347	56,464
Diluted effect of stock options and PVRSUs	310	647
Weighted average common shares outstanding – diluted	55,657	57,111
Diluted earnings per share	$0.54	$0.44
The Company's unvested restricted shares contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share ("EPS"). The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share awards from the numerator and excludes the dilutive impact of those awards from the denominator.
At March 31, 2019 and 2018, the Company had 1.1 million and 1.7 million outstanding stock options, respectively. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the three months ended March 31, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three months ended March 31, 2018, the Company excluded 0.1 million of anti-dilutive stock options from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at March 31, 2019 and 2018, PVRSUs totaling 324,140 and 338,204, respectively, were excluded from the computation since the performance conditions had not been met.

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
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated
Revenues	$214,992	$3,328	$218,320	$205,622	$3,772	$209,394
Operating income (loss)	$70,457	$(25,407)	$45,050	$59,358	$(13,109)	$46,249
Income (loss) before income taxes	$68,287	$(31,808)	$36,479	$53,389	$(22,928)	$30,461

15.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $10.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of March 31, 2019 and

December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.

The Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of March 31, 2019.
Commitments
The Company has the following commitments outstanding at March 31, 2019:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At March 31, 2019, the Company had commitments to extend an additional $252.7 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $11.0 million to existing unconsolidated and consolidated joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $40.0 million, upon certain conditions being met. As of March 31, 2019, $6.3 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At March 31, 2019, the Company has borrowed $17.0 million of the construction loan and recorded $0.3 million of capitalized interest costs.

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

16.	Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended March 31, 2019 and 2018, fees earned and payroll costs reimbursed under this arrangement totaled $0.3 million for both periods.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, for the three months ended March 31, 2019 and 2018, the Company has recorded royalty and marketing reservation system fees of approximately $4.6 million. The Company recorded $1.0 million and $1.1 million as a receivable due from these joint ventures as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company paid commissions of $50 thousand and $44 thousand for the three months ended March 31, 2019 and 2018, respectively, to an on-line travel agent for which the Company is a joint venture member.
17. Subsequent Events

On April 19, 2019, the Company's board of directors declared a quarterly cash dividend of $0.215 per share of common stock. The dividend is payable on July 17, 2019 to shareholders of record on July 2, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together the "Company") contained in this report. MD&A is provided as a supplement to -- and should be read in conjunction with -- our consolidated financial statements and the accompanying notes.

Overview
We are primarily a hotel franchisor with franchise agreements representing 7,005 hotels open and 1,104 hotels under construction, awaiting conversion or approved for development as of March 31, 2019, with 568,112 rooms and 105,625 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, and Cambria® Hotels (collectively, the "Choice brands").
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
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of the franchise system is primarily focused on the domestic operations.
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

With a focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.8 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.

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

Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through March 31, 2019, we have repurchased 50.9 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.9 million shares at an average price of $16.99 per share. The Company purchased 0.4 million shares of common stock under the share repurchase program at a total cost of $27.3 million during the three months ended March 31, 2019. At March 31, 2019, we had approximately 1.8 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend of $0.215 per share on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the three months ended March 31, 2019, we paid cash dividends totaling approximately $12.2 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present outstanding share count and an annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.

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
Our discussion of results excludes the Company’s marketing and reservation system revenues and expenses. The Company's franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and therefore no income or loss will be generated from marketing and reservation system activities. As a result, the Company generally excludes the financial impacts of this program from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended March 31, 2019 and 2018, marketing and reservation system expenses exceeded revenues by $9.8 million and $12.2 million, respectively.
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

Revenues, excluding marketing and reservation system activities: The Company utilizes revenues, excluding marketing and reservation system activities rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for system-wide marketing and reservation activities. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total Revenues	$218,320	$209,394
Adjustments:
Marketing and reservation system revenues	(110,064)	(107,001)
Revenues, excluding marketing and reservation system activities	$108,256	$102,393

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and 2018

Summarized financial results for the three months ended March 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
REVENUES
Royalty fees	$80,353	$76,698
Initial franchise and relicensing fees	6,807	6,214
Procurement services	11,947	9,938
Marketing and reservation system	110,064	107,001
Other	9,149	9,543
Total revenues	218,320	209,394
OPERATING EXPENSES
Selling, general and administrative	39,514	40,864
Depreciation and amortization	3,616	3,053
Marketing and reservation system	119,839	119,228
Total operating expenses	162,969	163,145
Impairment of goodwill	(3,097)	—
Impairment of long-lived assets	(7,304)	—
Gain on sale of assets, net	100	—
Operating income	45,050	46,249
OTHER INCOME AND EXPENSES, NET
Interest expense	11,211	11,309
Interest income	(2,613)	(1,609)
Other (gain) loss	(2,198)	120
Equity in net loss of affiliates	2,171	5,968
Total other income and expenses, net	8,571	15,788
Income before income taxes	36,479	30,461
Income tax expense	6,398	5,375
Net income	$30,081	$25,086

Results of Operations
The Company recorded income before income taxes of $36.5 million for the three-month period ended March 31, 2019, a $6.0 million or 20% increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $3.8 million decrease in equity in net loss of affiliates, a $2.3 million increase in other (gain) loss, and a $1.0 million increase in interest income, partially offset by a $1.2 million decrease in operating income.

Operating income decreased $1.2 million primarily due to recognition of a $7.3 million impairment of long-lived assets and a $3.1 million impairment of goodwill related to the SaaS for vacation rentals reporting unit, a $0.6 million increase in depreciation and amortization expenses, and a $0.4 million decrease in other revenues, partially offset by $3.7 million or 5% increase in royalty revenues, a $2.5 million change in the net deficit generated from marketing and reservation system activities, a $2.0 million or 20% increase in procurement services revenues, a $1.3 million decrease in selling, general and administrative ("SG&A") expenses, and a $0.6 million or 10% increase in initial franchise and relicensing fees.

The primary reasons for these fluctuations are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended March 31, 2019 increased $3.8 million to $75.6 million from $71.8 million for the three months ended March 31, 2018, an increase of 5%.

The increase in domestic royalties reflect an 1.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate partially offset by a 0.7% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 30 basis point decrease in occupancy rates and a 0.1% decrease in average daily rates. The Company's effective royalty rate for the domestic hotel system increased from 4.72% for the three months ended March 31, 2018 to 4.84% for the three months ended March 31, 2019. Additionally, domestic royalties increased $1.6 million for the three months ended March 31, 2019 as the Company recorded a full quarter of revenue from WoodSpring Suites, which was acquired by the Company on February 1, 2018.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$87.96	57.7%	$50.77	$88.73	58.2%	$51.59	(0.9)%	(50)	bps	(1.6)%
Comfort Suites	95.15	65.7%	62.54	95.13	65.7%	62.46	—%	—	bps	0.1%
Sleep	81.48	59.7%	48.64	81.40	59.9%	48.76	0.1%	(20)	bps	(0.2)%
Quality	75.19	54.0%	40.59	75.83	54.2%	41.07	(0.8)%	(20)	bps	(1.2)%
Clarion	77.93	51.3%	39.99	79.62	51.9%	41.34	(2.1)%	(60)	bps	(3.3)%
Econo Lodge	58.86	49.2%	28.98	58.74	49.4%	29.02	0.2%	(20)	bps	(0.1)%
Rodeway	59.19	50.7%	30.02	60.06	51.9%	31.19	(1.4)%	(120)	bps	(3.8)%
WoodSpring Suites*	45.35	78.5%	35.62	44.97	78.5%	35.29	0.8%	—	bps	0.9%
MainStay	81.56	64.7%	52.78	77.38	63.6%	49.24	5.4%	110	bps	7.2%
Suburban	57.73	73.5%	42.44	53.50	73.7%	39.43	7.9%	(20)	bps	7.6%
Cambria Hotels	132.64	66.9%	88.73	129.05	66.4%	85.68	2.8%	50	bps	3.6%
Ascend Hotel Collection	117.81	52.1%	61.37	115.98	53.1%	61.55	1.6%	(100)	bps	(0.3)%
Total*	$76.75	57.7%	$44.29	$76.86	58.0%	$44.61	(0.1)%	(30)	bps	(0.7)%
* WoodSpring Suites was acquired on February 1, 2018; however, Average Daily Rate, Occupancy, and RevPar reflect operating performance for the three months ended March 31, 2018, as if the brand had been acquired on January 1, 2018.

The number of total domestic rooms on-line increased by 1.8% to 449,712 rooms as of March 31, 2019 from 441,743 as of March 31, 2018. The total number of domestic hotels on-line increased by 2.1% to 5,858 as of March 31, 2019 from 5,739 as of March 31, 2018. The increase in units and rooms is primarily attributable to the growth of the Quality brand, which added 80 hotels and 5,070 rooms on-line compared to March 31, 2018.
A summary of domestic hotels and rooms on-line at March 31, 2019 and 2018 by brand is as follows:

	March 31, 2019		March 31, 2018		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,048	82,478	1,072	83,958	(24)	(1,480)	(2.2)%	(1.8)%
Comfort Suites	566	43,918	565	43,875	1	43	0.2%	0.1%
Sleep	396	28,111	385	27,443	11	668	2.9%	2.4%
Quality	1,642	126,735	1,562	121,665	80	5,070	5.1%	4.2%
Clarion	173	21,908	162	21,547	11	361	6.8%	1.7%
Econo Lodge	837	50,539	833	50,808	4	(269)	0.5%	(0.5)%
Rodeway	602	34,523	603	34,538	(1)	(15)	(0.2)%	—%
WoodSpring Suites	256	30,766	241	28,909	15	1,857	6.2%	6.4%
MainStay	64	4,281	58	4,111	6	170	10.3%	4.1%
Suburban	54	5,700	58	6,349	(4)	(649)	(6.9)%	(10.2)%
Cambria Hotels	41	5,797	37	5,301	4	496	10.8%	9.4%
Ascend Hotel Collection	179	14,956	163	13,239	16	1,717	9.8%	13.0%
Total Domestic Franchises	5,858	449,712	5,739	441,743	119	7,969	2.1%	1.8%

International royalty fees for the three months ended March 31, 2019 decreased $0.1 million to $4.8 million. International rooms on-line increased by 5,823 from 112,577 as of March 31, 2018 to 118,400 as of March 31, 2019, with the total number of hotels on-line increasing by 33 from 1,114 as of March 31, 2018 to 1,147 as of March 31, 2019. Despite the increase in international hotels and rooms, international royalty fees declined due to RevPAR performance in the various countries where we operate.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the first quarter of 2019, the Company awarded 79 domestic franchise agreements representing 6,226 rooms compared to 122 franchising agreements representing 10,477 rooms for the first quarter of 2018. Domestic franchise agreements awarded for new construction hotels totaled 32 contracts representing 2,609 rooms during the three months ended March 31, 2019, compared to 66 contracts representing 5,832 rooms for the three months ended March 31, 2018. The acquisition of WoodSpring Suites resulted in 31 new construction franchise agreements during the quarter ended March 31, 2018, including 19 with WoodSpring's largest franchisee concurrent with the acquisition, compared to 7 new construction franchise agreements in the same period of the current year. Conversion hotel awarded franchise agreements totaled 47 representing 3,617 rooms for the three months ended March 31, 2019, compared to 56 agreements representing 4,645 rooms for the three months ended March 31, 2018.

The Company awarded 103 domestic relicensing contracts during the three months ended March 31, 2019, compared to 110 executed during the three months ended March 31, 2018. The Company awarded 9 domestic renewal agreements during the three months ended March 31, 2019, compared to 5 awarded during the three months ended March 31, 2018.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.6 million or 10% from $6.2 million to $6.8 million during the three months ended March 31, 2019, and 2018, respectively.
As of March 31, 2019, the Company had 976 franchised hotels with 77,784 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 914 hotels and 74,443 rooms at March 31, 2018. The number of new construction franchised hotels in the Company's domestic pipeline increased 10% to 749 at March 31, 2019 from 684 at March 31, 2018. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 3 hotels or 1% from 230 hotels at March 31, 2018 to 227 hotels at March 31, 2019, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 128 franchised hotels with 27,841 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2019 compared to 42 hotels and 4,526 rooms at March 31, 2018. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $2.0 million or 20% from $9.9 million for the three months ended March 31, 2018 to $11.9 million for the three months ended March 31, 2019. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $39.5 million for the three months ended March 31, 2019, which decreased $1.3 million from the three months ended March 31, 2018.
SG&A expenses for the three months ended March 31, 2019 and 2018 include approximately $3.7 million and $5.0 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. The decrease of $1.2 million from the same period of the prior year is primarily due to decreased expenses of the SaaS technology solutions divisions and vacation rental activities.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended March 31, 2019 decreased $0.1 million to $35.8 million in the current year primarily due to transaction and transition related costs incurred in conjunction with the Company's acquisition of the WoodSpring Suites brand on February 1, 2018 which totaled $4.2 million in the three months ended March 31, 2018.
Depreciation and Amortization: Depreciation and amortization expense for the three months ended March 31, 2019 increased $0.6 million to $3.6 million from the same period of the prior year primarily due to the acquisition of WoodSpring Suites on February 1, 2018. The three months ended March 31, 2019 include an additional $0.6 million in amortization related to the portion of the purchase price allocated to the contract asset acquisition costs.

Impairment of Long-lived Assets and Goodwill: The Company recorded a $7.3 million impairment of long-lived assets and a $3.1 million impairment of goodwill in the first quarter of 2019 related to the SaaS for vacation rentals reporting unit. Refer to Note 5 to our consolidated financial statements for additional information.
Interest Income: Interest income increased $1.0 million from $1.6 million for the three months ended March 31, 2018 to $2.6 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Equity in Net Loss of Affiliates: The Company recorded a net loss of $2.2 million from its unconsolidated joint ventures for the three months ended March 31, 2019, compared to a net loss of $6.0 million for the three months ended March 31, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a gain of $1.4 million as well as operational ramp up of several hotels owned in the joint ventures that opened in prior years.
Income Tax Expense: The effective income tax rates were 17.5% and 17.6% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019 was lower than the U.S. federal income tax rate of 21.0% primarily due to $2.0 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. federal income tax rate of 21.0% primarily due to $1.6 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.
Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Operating Activities
During the three months ended March 31, 2019 and 2018, net cash provided by operating activities totaled $17.9 million and $4.6 million, respectively. Operating cash flows increased $13.4 million primarily due to a decrease in cash outflows related to franchise agreement acquisition costs and an increase in operating income, excluding certain non-cash charges.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2019 and 2018, the Company's net advances for these purposes totaled $6.4 million and $11.9 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At March 31, 2019, the Company had commitments to extend an additional $252.7 million for these purposes provided certain conditions are met by its franchisees.

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
Investing Activities
Cash utilized for investing activities totaled $4.3 million and $241.2 million for the three months ended March 31, 2019 and 2018, respectively. The decline in cash utilized for investing activities for the three months ended March 31, 2019 primarily reflects the following items:
During the three months ended March 31, 2018, the Company completed the acquisition of the brand and franchise business of WoodSpring Suites. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total cash consideration was $231.3 million, which consisted of cash paid, net of cash acquired.
During the three months ended March 31, 2019 and 2018, the Company invested $8.5 million and $1.5 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $5.7 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. The Company expects to make additional capital contributions totaling $11.0 million to existing unconsolidated and consolidated joint ventures supporting these efforts.
During the three months ended March 31, 2019 and 2018, capital expenditures in property and equipment totaled $14.9 million and $5.0 million, respectively. The increase in capital expenditures primarily reflects the Company's investment in improvements to an office building that is converting to a Cambria hotel.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2019, the Company advanced and received repayments totaling $1.8 million and $5.1 million for these purposes, respectively. For the three months ended March 31, 2018, the Company advanced and received repayments totaling $2.5 million and $0.2 million for these purposes, respectively. At March 31, 2019, the Company had commitments to extend an additional $33.7 million for these purposes provided certain conditions are met by its franchisees.

During the three months ended March 31, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land and an office building.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guarantees and similar credit support to qualified franchisees, as well as to acquire and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2019, the Company had approximately $366.2 million outstanding pursuant to these financial support activities.

Financing Activities
Financing cash flows relate primarily to the Company's borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.
Debt
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior unsecured credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012. The Company's 2012 Senior Notes are guaranteed jointly, severally, fully and unconditionally, subject to certain customary limitations by certain of the Company's domestic subsidiaries.
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
The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0 or, on up to two nonconsecutive occasions, 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which such material acquisition occurred. The Company maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, and therefore is not currently required to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At March 31, 2019, the Company maintained a total leverage ratio of 2.04x as defined in and was in compliance with all financial covenants under the Restated Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2019, the Company had been advanced approximately $4.2 million pursuant to these agreements and expects to receive the remaining $0.2 million in 2019, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2019.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At March 31, 2019, the Company has borrowed $17.0 million of the construction loan and recorded $0.3 million of capitalized interest costs.

Transfer of Interest

The Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of March 31, 2019.

Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the three months ended March 31, 2019 remained unchanged from the previous quarterly declaration.
During the three months ended March 31, 2019, the Company paid cash dividends totaling $12.2 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.
Share Repurchases
During the three months ended March 31, 2019, the Company repurchased 0.4 million shares of its common stock under the repurchase program at a total cost of $27.3 million. Through March 31, 2019, the Company repurchased 50.9 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.9 million shares at an average price of $16.99 per share. As of March 31, 2019, the Company had 1.8 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2019, the Company redeemed 59,431 shares of common stock at a total cost of approximately $4.7 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements

The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the

Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $10.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of March 31, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. See Note 15 for further discussion of our off-balance sheet arrangements.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. Discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K, which incorporates description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
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
On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserts, and the Company currently believes, that the purported termination notice is not valid. The unit’s management team is in active discussions with the customer regarding potential resolutions of the disputed contract termination, and is exploring its contractual and other legal rights, remedies and options related to the customer’s purported termination of the contract. The customer is contemplated in the SaaS for vacation rentals reporting unit's projected revenues, and the Company has determined that the unit’s receipt of the purported termination notice, even though the validity of the notice is being actively contested by the unit, represents a triggering event which required an interim re-evaluation of the reporting unit's long-lived assets and goodwill in the first quarter of 2019.
The long-lived assets of the SaaS for vacation rentals reporting unit are primarily comprised of property and equipment, intangible assets, and operating lease right-of-use assets. The long-lived asset group is determined to be at the SaaS for vacation rentals reporting unit level. Recoverability of the long-lived asset group was assessed based on net, undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million, as well as an additional $3.1 million reduction in the reporting unit's goodwill. As of March 31, 2019, the $6.4 million of carrying value remaining in Other goodwill is fully attributable to the SaaS for vacation rentals reporting unit.
In performing the quantitative tests, the Company determined the fair value of the SaaS for vacation rentals reporting unit utilizing a combination of market and income approach valuation methods via performance of a discounted cash flow ("DCF") analysis and quoted market prices. There are significant judgments and assumptions used in the DCF and market-based models including the amount and timing of expected future cash flows, long-term growth rates, discount rate, and our selection of guideline company revenue multiples. The cash flows employed in the DCF analysis for the SaaS for vacation rentals reporting unit reflect expectations based upon recent operating performance and projected future performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.

New Accounting Standards
See Note 1, "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards," of the Notes to our Financial Statements for information related to our adoption of new accounting standards in 2019 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, earnings, and other financial and operational measures, Company debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; changes in law and regulation applicable to the lodging and franchising industries; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel-development and financing activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $23.6 million and $21.3 million at March 31, 2019 and December 31, 2018, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.

At March 31, 2019, the Company had $150.0 million of variable interest rate debt instruments outstanding at an effective rate of 3.85%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2019 levels would increase or decrease annual interest expense by $0.6 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 26, 2019. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2019:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2019	18,695	$76.62	—	2,190,003
February 28, 2019	35,050	79.60	—	2,190,003
March 31, 2019	360,332	76.95	354,646	1,835,357
Total	414,077	$77.16	354,646	1,835,357
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through March 31, 2019, the Company has repurchased 50.9 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 83.9 million shares at an average price of $16.99 a share.

(2) During the three months ended March 31, 2019, the Company redeemed 59,431 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

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

CHOICE HOTELS INTERNATIONAL, INC.

May 9, 2019	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 9, 2019	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer