Form 10-Q
period 2019-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2019-08-06
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 001-13393
 _____________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware		52-1209792
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1 Choice Hotels Circle	Suite 400
Rockville	Maryland	20850
(Address of Principal Executive Offices)		(Zip Code)

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

The number of shares of common stock outstanding on July 31, 2019 was 55,697,326.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Royalty fees	$106,427	$103,219	$186,780	$179,917
Initial franchise and relicensing fees	6,675	6,481	13,482	12,695
Procurement services	20,829	17,833	32,776	27,771
Marketing and reservation system	172,465	157,347	282,529	264,348
Other	11,288	10,561	20,437	20,104
Total revenues	317,684	295,441	536,004	504,835
OPERATING EXPENSES
Selling, general and administrative	46,980	46,270	86,494	87,134
Depreciation and amortization	3,405	3,669	7,021	6,722
Marketing and reservation system	160,121	136,568	279,960	255,796
Total operating expenses	210,506	186,507	373,475	349,652
Impairment of goodwill	—	—	(3,097)	—
Impairment of long-lived assets	—	—	(7,304)	—
Loss on sale of business	(4,641)	—	(4,641)	—
Gain on sale of assets, net	—	82	100	82
Operating income	102,537	109,016	147,587	155,265
OTHER INCOME AND EXPENSES, NET
Interest expense	11,093	11,705	22,304	23,014
Interest income	(2,784)	(1,643)	(5,397)	(3,252)
Other gains	(906)	(503)	(3,104)	(383)
Equity in net (income) loss of affiliates	980	(567)	3,151	5,401
Total other income and expenses, net	8,383	8,992	16,954	24,780
Income before income taxes	94,154	100,024	130,633	130,485
Income tax expense	19,765	20,185	26,163	25,560
Net income	$74,389	$79,839	$104,470	$104,925

Basic earnings per share	$1.34	$1.41	$1.88	$1.85
Diluted earnings per share	$1.33	$1.40	$1.87	$1.83

Cash dividends declared per share	$0.215	$0.215	$0.43	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$74,389	$79,839	$104,470	$104,925
Other comprehensive loss, net of tax:
Amortization of loss on cash flow hedge	216	216	431	431
Foreign currency translation adjustment	(452)	(1,869)	(659)	(1,014)
Other comprehensive loss, net of tax	(236)	(1,653)	(228)	(583)
Comprehensive income	$74,153	$78,186	$104,242	$104,342

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$34,407	$26,642
Receivables (net of allowance for doubtful accounts of $16,325 and $15,905, respectively)	181,452	138,018
Income taxes receivable	3,674	10,122
Notes receivable, net of allowances	34,014	36,759
Other current assets	23,317	32,243
Total current assets	276,864	243,784
Property and equipment, at cost, net	149,084	127,535
Operating lease right-of-use assets	25,574	—
Goodwill	159,197	168,996
Intangible assets, net	272,208	271,188
Notes receivable, net of allowances	86,905	83,440
Investments, employee benefit plans, at fair value	23,313	19,398
Investments in unconsolidated entities	108,843	109,016
Deferred income taxes	28,144	30,613
Other assets	84,145	84,400
Total assets	$1,214,277	$1,138,370
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$96,752	$73,511
Accrued expenses and other current liabilities	73,851	92,651
Deferred revenue	68,695	67,614
Current portion of long-term debt	508	1,097
Liability for guest loyalty program	81,202	83,566
Total current liabilities	321,008	318,439
Long-term debt	784,280	753,514
Long-term deferred revenue	108,128	110,278
Deferred compensation and retirement plan obligations	28,029	24,212
Income taxes payable	23,510	26,276
Operating lease liabilities	23,594	—
Liability for guest loyalty program	44,923	52,327
Other liabilities	3,465	37,096
Total liabilities	1,336,937	1,322,142
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2019 and December 31, 2018; 55,696,356 and 55,679,207 shares outstanding at June 30, 2019 and December 31, 2018, respectively	951	951
Additional paid-in-capital	222,394	213,170
Accumulated other comprehensive loss	(5,674)	(5,446)
Treasury stock, at cost; 39,369,282 and 39,386,431 shares at June 30, 2019 and December 31, 2018, respectively	(1,215,254)	(1,187,625)
Retained earnings	874,923	795,178
Total shareholders’ deficit	(122,660)	(183,772)
Total liabilities and shareholders’ deficit	$1,214,277	$1,138,370

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,470	$104,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,021	6,722
Depreciation and amortization – marketing and reservation system	8,599	10,048
Franchise agreement acquisition cost amortization	5,051	4,375
Gain on disposal of assets	(2,189)	(82)
Provision for bad debts, net	3,535	4,356
Impairment of long-lived assets	7,304	—
Impairment of goodwill	3,097	—
Loss on sale of business	4,641	—
Non-cash stock compensation and other charges	8,173	7,716
Non-cash interest and other (income) loss	(2,910)	808
Deferred income taxes	2,418	3,828
Equity in net losses from unconsolidated joint ventures, less distributions received	5,380	6,702
Franchise agreement acquisition cost, net of reimbursements	(19,122)	(20,326)
Change in working capital and other, net of acquisition	(37,729)	(65,258)
Net cash provided by operating activities	97,739	63,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(38,177)	(21,611)
Investment in intangible assets	(1,037)	(1,329)
Proceeds from sales of assets	10,585	3,052
Business acquisition, net of cash acquired	—	(231,317)
Payment on business disposition, net	(10,783)	—
Contributions to equity method investments	(13,676)	(7,206)
Distributions from equity method investments	7,509	1,210
Purchases of investments, employee benefit plans	(2,276)	(2,047)
Proceeds from sales of investments, employee benefit plans	1,714	1,828
Issuance of notes receivable	(4,877)	(19,005)
Collections of notes receivable	5,442	3,505
Other items, net	309	232
Net cash used in investing activities	(45,267)	(272,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	9,400	69,000
Principal payments on long-term debt	(248)	(362)
Purchase of treasury stock	(42,437)	(70,573)
Dividends paid	(24,131)	(24,454)
Debt issuance costs	—	(914)
Proceeds from issuance of long term debt	20,715	352
(Payments on) proceeds from transfer of interest in notes receivable	(24,409)	173
Proceeds from exercise of stock options	16,271	38,059
Net cash (used in) provided by financing activities	(44,839)	11,281
Net change in cash and cash equivalents	7,633	(197,593)
Effect of foreign exchange rate changes on cash and cash equivalents	132	(595)
Cash and cash equivalents at beginning of period	26,642	235,336
Cash and cash equivalents at end of period	$34,407	$37,148
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$15,434	$22,470
Interest, net of capitalized interest	$21,126	$21,558
Non-cash investing and financing activities:
Dividends declared but not paid	$11,974	$12,114
Investment in property and equipment acquired in accounts payable	$1,583	$3,393

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2017	56,679,968	$951	$182,448	$(4,699)	$(1,064,573)	$627,272	$(258,601)
Net income	—	—	—	—	—	25,086	25,086
Other comprehensive income (loss)	—	—	—	1,070	—	—	1,070
Share based payment activity	498,510	—	13,203	—	13,376	—	26,579
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,182)	(12,182)
Treasury purchases	(517,839)	—	—	—	(41,869)	—	(41,869)
Balance as of March 31, 2018	56,660,639	$951	$195,651	$(3,629)	$(1,093,066)	$640,176	$(259,917)
Net income	—	—	—	—	—	79,839	79,839
Other comprehensive income (loss)	—	—	—	(1,653)	—	—	(1,653)
Share based payment activity	332,657	—	9,248	—	9,394	—	18,642
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,159)	(12,159)
Treasury purchases	(359,690)	—	—	—	(28,704)	—	(28,704)
Balance as of June 30, 2018	56,633,606	$951	$204,899	$(5,282)	$(1,112,376)	$707,856	$(203,952)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income (loss)	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)
Net income	—	—	—	—	—	74,389	74,389
Other comprehensive income (loss)	—	—	—	(236)	—	—	(236)
Share based payment activity	151,856	—	6,010	—	5,102	—	11,112
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,962)	(11,962)
Treasury purchases	(129,175)	—	—	—	(10,486)	—	(10,486)
Balance as of June 30, 2019	55,696,356	$951	$222,394	$(5,674)	$(1,215,254)	$874,923	$(122,660)
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2018. The significant accounting policies that changed in 2019 are set forth below.
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

The Company elected to apply the package of practical expedients that allows entities to forego reassessing at the transition date: (i) whether expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for existing leases qualify for capitalization.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance at various points thereafter ("Topic 326"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Topic 326 requires enhanced disclosures, including qualitative and quantitative requirements, to provide insight to significant estimates and judgments used in estimating credit losses and the amounts recorded in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Topic 326 requires the use of the modified retrospective approach for adoption. The Company is currently assessing the potential impact that Topic 326 will have on its consolidated financial position, results of operations, and disclosures, including the processes to evaluate allowances for trade and notes receivables.

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
Loyalty points represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in the consolidated balance sheets. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures. The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty points are typically redeemed within three years of issuance.
Significant changes in the contract liabilities balances during the period December 31, 2018 to June 30, 2019 are as follows:

(in thousands)
Balance as of December 31, 2018	$153,180
Increases to the contract liability balance due to cash received	46,959
Revenue recognized in the period	(43,652)
Balance as of June 30, 2019	$156,487

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $156.5 million as of June 30, 2019. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$106,427	$—	$106,427	$103,219	$—	$103,219
Initial franchise and relicensing fees	6,675	—	6,675	6,481	—	6,481
Procurement services	19,648	1,181	20,829	16,919	914	17,833
Marketing and reservation system	130,203	42,262	172,465	130,616	26,731	157,347
Other	10,886	141	11,027	10,024	185	10,209
Total Topic 606 revenues	$273,839	$43,584	317,423	$267,259	$27,830	295,089
Non-Topic 606 revenues			261			352
			$317,684			$295,441

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$186,780	$—	$186,780	$179,917	$—	$179,917
Initial franchise and relicensing fees	13,482	—	13,482	12,695	—	12,695
Procurement services	31,135	1,641	32,776	26,484	1,287	27,771
Marketing and reservation system	234,281	48,248	282,529	231,744	32,604	264,348
Other	19,755	141	19,896	18,544	857	19,401
Total Topic 606 revenues	$485,433	$50,030	535,463	$469,384	$34,748	504,132
Non-Topic 606 revenues			541			703
			$536,004			$504,835

Non-Topic 606 revenues primarily represent revenue from leasing an office building (refer to Note 7) and are presented in Other revenues in the consolidated statements of income.
As presented in Note 14, the Corporate & Other segment amounts represent $4.1 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $7.4 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively, and are included in the Over time column of Other revenues and Non-Topic 606 revenues row. The remaining revenues relate to the Hotel Franchising segment.

3.	Other Current Assets
Other current assets consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$20,734	$18,412
Other current assets	2,583	6,831
Land held for sale	—	7,000
Total	$23,317	$32,243

Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the six months ended June 30, 2019, the Company sold one parcel of land with a total book value of $7.0 million recognizing a gain on sale of $0.1 million.

4.	Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	June 30, 2019	December 31, 2018
Credit Quality Indicator	(in thousands)
Senior	$93,617	$94,349
Subordinated	29,458	28,100
Unsecured	2,529	2,435
Total notes receivable	125,604	124,884
Allowance for losses on receivables specifically evaluated for impairment	4,426	4,426
Allowance for losses on non-impaired loans	259	259
Total loan reserves	4,685	4,685
Net carrying value	$120,919	$120,199
Current portion, net	$34,014	$36,759
Long-term portion, net	86,905	83,440
Total	$120,919	$120,199

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

The Company determined that approximately $52.1 million of its notes receivable were impaired at both June 30, 2019 and December 31, 2018, respectively. The total unpaid principal balances of these impaired notes, which were current based on their restructured loan maturity terms, as of both June 30, 2019 and December 31, 2018 was $51.8 million. The Company recorded allowances for credit losses on these impaired loans totaling $4.4 million at both June 30, 2019 and December 31, 2018. The average notes receivable on non-accrual status was approximately $1.7 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognized $1.5 million and $43 thousand of interest income on impaired loans on a cash basis during the six months ended June 30, 2019 and 2018, respectively.

The Company provided loan reserves on non-impaired loans totaling $0.3 million at both June 30, 2019 and December 31, 2018. There were no changes in total loan reserves between December 31, 2018 and June 30, 2019.
The Company has identified loans totaling approximately $13.8 million and $12.9 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.3 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2019	(in thousands)
Senior	$—	$—	$—	$93,617	$93,617
Subordinated	—	—	—	29,458	29,458
Unsecured	—	—	—	2,529	2,529
	$—	$—	$—	$125,604	$125,604
As of December 31, 2018
Senior	$—	$—	$—	$94,349	$94,349
Subordinated	—	—	—	28,100	28,100
Unsecured	—	—	—	2,435	2,435
	$—	$—	$—	$124,884	$124,884

Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $115.0 million and $114.3 million as of June 30, 2019 and December 31, 2018, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/ or variable interest amounts.

5.	Loss on Sale of Business and Impairment of Assets

During the first quarter of 2019, the SaaS for vacation rentals reporting unit experienced a triggering event requiring the interim reevaluation of the reporting unit's long-lived assets group and goodwill, resulting in the recognition of an impairment of long-lived assets of $7.3 million and impairment of goodwill of $3.1 million. During the second quarter of 2019, the SaaS for vacation rentals reporting unit was sold, resulting in a loss on sale of business of $4.6 million.
First Quarter of 2019 evaluation
On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserted, and the Company believed, that the purported termination notice was not valid. The customer was contemplated in the SaaS for vacation rentals reporting unit's projected revenues, and the Company determined that the unit’s receipt of the purported termination notice, even though the validity of the notice was being actively contested by the unit, represented a triggering event which required an interim reevaluation of the reporting unit's long-lived assets group and goodwill in the first quarter of 2019.
The long-lived assets of the SaaS for vacation rentals reporting unit were comprised of $4.3 million of intangible assets, $1.7 million of operating lease ROU assets, and $1.3 million of property and equipment. The long-lived asset group was determined to be at the SaaS for vacation rentals reporting unit level. Recoverability of the long-lived asset group was assessed based on net, undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million.
The carrying value of the SaaS for vacation rentals reporting unit was adjusted after the $7.3 million long-lived asset impairment. The adjusted carrying value exceeded the fair value of the reporting unit by $3.1 million, resulting in an additional non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in this amount. As of March 31, 2019, the carrying value of the reporting unit's goodwill was $6.4 million.

Second Quarter of 2019 evaluation
On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the de-recognition of net assets of the reporting unit, including the remaining goodwill, the Company recognized a loss on sale of $4.6 million.

The results of the SaaS for vacation rentals reporting unit prior to the disposition are included in the Corporate & Other segment in Note 14. The impairment charges and loss on sale do not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.
Goodwill
The following table details the changes in the carrying amount of goodwill:

	June 30, 2019	December 31, 2018
	(in thousands)
Goodwill	$173,071	$173,477
Accumulated impairment losses	(7,578)	(4,481)
Disposition	(6,296)	—
Net carrying amount	$159,197	$168,996

The following is a summary of changes by segment in the carrying amount of goodwill:

	December 31, 2018	Acquisitions	Foreign Exchange	Impairment	Disposition	June 30, 2019
Hotel Franchising	$159,197	$—	$—	$—	$—	$159,197
Corporate & Other	9,799	—	(406)	(3,097)	(6,296)	—
Total	$168,996	$—	$(406)	$(3,097)	$(6,296)	$159,197

6.	Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $103.7 million and $103.0 million on the consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended June 30, 2019 and 2018, the Company recognized losses totaling $1.6 million and $0.1 million, respectively, from these investments. For the six months ended June 30, 2019 and 2018, the Company recognized losses totaling $4.0 million and $6.5 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 15 of these financial statements.
Refer to discussion of subsequent events in Note 18.

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

The Company's lease costs were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)

Operating lease cost	$2,471	$5,041
Sublease income	(12)	(84)
Total lease cost	$2,459	$4,957

Leases recorded on the consolidated balance sheet consist of the following:

June 30, 2019
(in thousands)
Assets:
Operating lease right-of-use assets	$25,574
Liabilities:
Current operating lease liabilities	10,334
Long-term operating lease liabilities	23,594
Total lease liabilities	$33,928

Other information related to the Company's lease arrangements is as follows:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,476
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$874
Weighted-average remaining lease term	3.56
Weighted-average discount rate(1)	3.74%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.

Maturities of lease liabilities are as follows:

As of June 30, 2019
(in thousands)
2019 (remaining 6 months)	$5,843
2020	10,109
2021	8,651
2022	8,543
2023	3,100
Thereafter	2
Total minimum lease payments	$36,248
Less imputed interest	2,320
Present value of minimum lease payments	$33,928

During the six months ended June 30, 2019, the Company entered into a sale and leaseback transaction in which we sold an office building for a gain of $2.0 million within the Marketing and reservation system line item on the consolidated statements of income and entered into a lease with the option to terminate after 2019. This lease is included in the tables above.

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

Lessor

The Company leases an office building to a third-party tenant. This lease has a remaining lease term of less than two years. Lease income comprises fixed lease payments of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. The lease does not contain an option to purchase the underlying asset. The Company elected to not separate lease and nonlease components.

Related Party

The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreements provide for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. The Company received nothing pursuant to this arrangement during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company received $12 thousand pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement with an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The lease has a month to month term, with a 90-day notice period, and annual lease payments totaling approximately $0.1 million. In May 2016, the sublease was amended for the expansion of the office space, with annual lease payments totaling approximately $0.1 million. During the three and six months ended June 30, 2019, the Company received approximately $12 thousand and $49 thousand, respectively, in rent payments associated with this lease.

8.	Debt
Debt consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $2.7 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively	$397,255	$396,844
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.4 million and $0.5 million at June 30, 2019 and December 31, 2018, respectively	249,642	249,489
$600 million senior unsecured credit facility with an effective interest rate of 3.47%, less deferred issuance costs of $2.7 million and $3.0 million at June 30, 2019 and December 31, 2018, respectively	97,311	87,582
Construction loan with an effective interest rate of 6.8%, less deferred issuance costs of $0.7 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively	28,482	7,652
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.3 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively	7,858	8,197
Economic development loans with an effective interest rate of 3.0% at June 30, 2019 and December 31, 2018, respectively	4,240	4,240
Other notes payable	—	607
Total debt	$784,788	$754,611
Less current portion	508	1,097
Total long-term debt	$784,280	$753,514

On July 2, 2019, the Company exercised a one-year extension option on the senior unsecured credit facility, extending the maturity date from August 20, 2023 to August 20, 2024. For additional information regarding the senior unsecured credit facility and other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

9.     Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2019 and 2018:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(659)	(659)
Amounts reclassified from accumulated other comprehensive loss	431	—	431
Net current period other comprehensive income (loss)	431	(659)	(228)
Ending balance, June 30, 2019	$(1,005)	$(4,669)	$(5,674)

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2017	$(2,298)	$(2,401)	$(4,699)
Other comprehensive loss before reclassification	—	(1,014)	(1,014)
Amounts reclassified from accumulated other comprehensive loss	431	—	431
Net current period other comprehensive income (loss)	431	(1,014)	(583)
Ending balance, June 30, 2018	$(1,867)	$(3,415)	$(5,282)

The amounts below were reclassified from accumulated other comprehensive loss to the following line items in the Company's Consolidated Statements of Income during the three and six months ended June 30, 2019. There is no income tax expense or benefit attributable to the components below.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Loss on cash flow hedge:	(in thousands)
Interest rate contract	$216	$431	Interest expense

10.	Fair Value Measurements
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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and six months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of June 30, 2019
Mutual funds(1)	$22,899	$22,899	$—	$—
Money market funds(1)	2,066	—	2,066	—
	$24,965	$22,899	$2,066	$—
As of December 31, 2018
Mutual funds(1)	$19,378	$19,378	$—	$—
Money market funds(1)	1,923	—	1,923	—
	$21,301	$19,378	$1,923	$—
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
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivable, refer to Note 4.
The fair values of the Company's $250 million and $400 million Senior Notes are classified as Level 2, as the significant inputs are observable in an active market. At June 30, 2019 and December 31, 2018, the $250 million Senior Notes had an approximate fair value of $258.1 million and $257.0 million, respectively. At June 30, 2019 and December 31, 2018, the $400 million Senior Notes had an approximate fair value of $430.8 million and $415.7 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11.	Income Taxes

The effective income tax rates were 21.0% and 20.2% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rates were 20.0% and 19.6% for the six months ended June 30, 2019 and 2018, respectively.

The effective income tax rate for the three months ended June 30, 2019 was the same as the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $1.0 million and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the six months ended June 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $3.0 million and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three and six months ended June 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $1.9 million and $3.5 million, respectively, and the impact of foreign operations, partially offset by state income taxes.

12.	Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Stock options	$0.5	$0.6	$1.1	$1.3
Restricted stock	2.1	1.6	4.1	3.3
Performance vested restricted stock units	1.4	1.5	2.5	2.6
Total	$4.0	$3.7	$7.7	$7.2
Income tax benefits	$1.0	$0.9	$1.9	$1.7

A summary of stock-based award activity as of June 30, 2019 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,186,180	$54.13		303,765	$65.06	336,820	$63.28
Granted	141,827	81.15		152,721	81.13	83,934	81.15
Performance-Based Leveraging(1)	—	—		—	—	1,583	51.49
Exercised/Vested	(350,618)	46.41		(98,609)	61.95	(73,242)	50.69
Expired	—	—		—	—	—	—
Forfeited	(3,493)	51.49		(16,180)	71.31	(11,272)	73.69
Outstanding at June 30, 2019	973,896	$60.86	3.9 years	341,697	$72.84	337,823	$70.05
Options exercisable at June 30, 2019	607,256	$54.84	3.0 years
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

Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the six months ended June 30, 2019 range from 12 to 48 months.
The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 to 48 month requisite service period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted.

Share Repurchases and Redemptions
The Company purchased 122,237 and 476,833 shares of common stock under the share repurchase program at a total cost of $9.9 million and $37.2 million during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, the Company redeemed 6,938 and 66,369 shares of common stock at a total cost of approximately $0.6 million and $5.3 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.	Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Computation of Basic Earnings Per Share:
Numerator:
Net income	$74,389	$79,839	$104,470	$104,925
Income allocated to participating securities	(468)	(462)	(640)	(627)
Net income available to common shareholders	$73,921	$79,377	$103,830	$104,298
Denominator:
Weighted average common shares outstanding – basic	55,323	56,364	55,335	56,414
Basic earnings per share	$1.34	$1.41	$1.88	$1.85

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$74,389	$79,839	$104,470	$104,925
Income allocated to participating securities	(466)	(459)	(638)	(623)
Net income available to common shareholders	$73,923	$79,380	$103,832	$104,302
Denominator:
Weighted average common shares outstanding – basic	55,323	56,364	55,335	56,414
Diluted effect of stock options and PVRSUs	237	468	273	557
Weighted average common shares outstanding – diluted	55,560	56,832	55,608	56,971
Diluted earnings per share	$1.33	$1.40	$1.87	$1.83

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
At June 30, 2019 and 2018, the Company had 1.0 million and 1.3 million outstanding stock options, respectively. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive.
For the three months ended June 30, 2019, no anti-dilutive stock options were excluded from the diluted EPS calculation. For the six months ended June 30, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three and six months ended June 30, 2018, 0.1 million anti-dilutive stock options were excluded from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at June 30, 2019 and 2018, PVRSUs totaling 315,561 and 324,434, respectively, were excluded from the computation since the performance conditions had not been met.

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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated
Revenues	$313,629	$4,055	$317,684	$292,186	$3,255	$295,441
Operating income (loss)	$119,336	$(16,799)	$102,537	$122,665	$(13,649)	$109,016
Income (loss) before income taxes	$118,354	$(24,200)	$94,154	$123,233	$(23,209)	$100,024

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	Hotel Franchising	Corporate & Other	Consolidated	Hotel Franchising	Corporate & Other	Consolidated
Revenues	$528,621	$7,383	$536,004	$497,808	$7,027	$504,835
Operating income (loss)	$189,793	$(42,206)	$147,587	$182,023	$(26,758)	$155,265
Income (loss) before income taxes	$186,641	$(56,008)	$130,633	$176,622	$(46,137)	$130,485

15.	Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of June 30, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.

The Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of June 30, 2019.
Commitments
The Company has the following commitments outstanding at June 30, 2019:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At June 30, 2019, the Company had commitments to extend an additional $257.5 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $11.4 million to existing unconsolidated and consolidated joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $34.6 million, upon certain conditions being met. As of June 30, 2019, $4.0 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At June 30, 2019, the Company has borrowed $29.2 million of the construction loan and recorded $0.7 million of capitalized interest costs.

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

16.	Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and six months ended June 30, 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million and $0.9 million, respectively. For the three and six months ended June 30, 2018, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.8 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, for the three months ended June 30, 2019 and 2018, the Company recorded royalty and marketing reservation system fees of approximately $7.0 million and $6.3 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded royalty and marketing reservation system fees of approximately $11.6 million and $10.9 million, respectively. The Company recorded $2.6 million and $1.1 million as a receivable due from these joint ventures as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company paid commissions of $0.1 million and $46 thousand for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, to an on-line travel agent for which the Company is a joint venture member.
17.    Related Party Transactions
Effective October 15, 1997, Choice Hotels International, Inc., which at that time included both a franchising business and an owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (“Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement (as amended, the "Strategic Alliance Agreement"). Among other things, the Strategic Alliance Agreement provided for revised royalty and system fees and the determination of liquidated damages related to the termination of Choice branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements.
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. On June 5, 2019 and June 27, 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of six WoodSpring branded hotels. No new franchise agreements have been signed between the Company and Sunburst during the six months ended June 30, 2019. As of June 30, 2019, Sunburst operated five hotels under franchise with the Company.

18.     Subsequent Events

On July 23, 2019, the Company purchased the remaining 60% ownership interest of four hotel joint ventures that own and operate Cambria Hotels for approximately $168.7 million, net of cash acquired and closing costs, and sold its 40% ownership interest of one hotel joint venture for approximately $8.9 million, net of closing costs. The transaction was funded with cash and borrowings under the Company's revolving credit facility. Prior to the transaction, the five joint ventures, which each owned one Cambria Hotel, represented balances in investments in unconsolidated entities of $40.0 million at June 30, 2019. Following the transaction, the Company will consolidate the operations of the four acquired joint ventures that were previously accounted for as equity investments. Based on the Company's preliminary analysis, the purchase of the remaining 60% ownership interests will be accounted for as asset acquisitions, as the value is concentrated in the acquired land and buildings. The Company is currently evaluating the purchase price accounting of these transactions.

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

Overview
We are primarily a hotel franchisor with franchise agreements representing 7,045 hotels open and 1,111 hotels under construction, awaiting conversion or approved for development as of June 30, 2019, with 572,659 rooms and 106,610 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, and Cambria® Hotels (collectively, the "Choice brands").

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

With a primary focus on hotel franchising instead of ownership, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.8 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.

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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through June 30, 2019, we have repurchased 51.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.09 per share. The Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $37.2 million during the six months ended June 30, 2019. At June 30, 2019, we had approximately 1.7 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend of $0.215 per share on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the six months ended June 30, 2019, we paid cash dividends totaling approximately $24.1 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present outstanding share count and an annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.

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
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended June 30, 2019 and 2018, marketing and reservation system revenues exceeded expenses by $12.3 million and $20.8 million, respectively. During the six months ended June 30, 2019 and 2018, marketing and reservation system revenues exceeded expenses by $2.6 million and $8.6 million, respectively.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total Revenues	$317,684	$295,441	$536,004	$504,835
Adjustments:
Marketing and reservation system revenues	(172,465)	(157,347)	(282,529)	(264,348)
Revenues, excluding marketing and reservation system activities	$145,219	$138,094	$253,475	$240,487

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2019 and 2018

Summarized financial results for the three months ended June 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
REVENUES
Royalty fees	$106,427	$103,219
Initial franchise and relicensing fees	6,675	6,481
Procurement services	20,829	17,833
Marketing and reservation system	172,465	157,347
Other	11,288	10,561
Total revenues	317,684	295,441
OPERATING EXPENSES
Selling, general and administrative	46,980	46,270
Depreciation and amortization	3,405	3,669
Marketing and reservation system	160,121	136,568
Total operating expenses	210,506	186,507
Impairment of goodwill	—	—
Impairment of long-lived assets	—	—
Loss on sale of business	(4,641)	—
Gain on sale of assets, net	—	82
Operating income	102,537	109,016
OTHER INCOME AND EXPENSES, NET
Interest expense	11,093	11,705
Interest income	(2,784)	(1,643)
Other gains	(906)	(503)
Equity in net (income) loss of affiliates	980	(567)
Total other income and expenses, net	8,383	8,992
Income before income taxes	94,154	100,024
Income tax expense	19,765	20,185
Net income	$74,389	$79,839

Results of Operations
The Company recorded income before income taxes of $94.2 million for the three-month period ended June 30, 2019, a $5.9 million or 6% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $6.5 million decrease in operating income and a $1.5 million decrease in equity in net (income) loss of affiliates, partially offset by a $1.1 million increase in interest income, $0.6 million decrease in interest expense, and $0.4 million increase in other gains.
Operating income decreased $6.5 million primarily due to a $8.4 million reduction in the net surplus generated from marketing and reservation system activities, recognition of a $4.6 million loss on sale of the SaaS for vacation rentals reporting unit, and a $0.7 million increase in selling, general and administrative ("SG&A") expenses, partially offset by a $3.2 million or 3% increase in royalty revenues, a $3.0 million or 17% increase in procurement services revenues, a $0.7 million increase in other revenues, and a $0.2 million or 3% increase in initial franchise and relicensing fees.

The primary reasons for these fluctuations are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended June 30, 2019 increased $3.2 million to $100.8 million from $97.6 million for the three months ended June 30, 2018, an increase of 3%. The increase in domestic royalties reflect a 2.1% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate, partially offset by a 0.1% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 0.1% decrease in average daily rates and no change in occupancy.

The Company's effective royalty rate for the domestic hotel system increased from 4.74% for the three months ended June 30, 2018 to 4.84% for the three months ended June 30, 2019.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2019			June 30, 2018
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$97.19	69.7%	$67.78	$97.22	70.2%	$68.20	—%	(50)	bps	(0.6)%
Comfort Suites	100.55	73.6%	74.05	100.38	73.8%	74.07	0.2%	(20)	bps	—%
Sleep	86.91	70.0%	60.86	87.28	70.1%	61.17	(0.4)%	(10)	bps	(0.5)%
Quality	81.16	64.4%	52.30	81.67	64.3%	52.52	(0.6)%	10	bps	(0.4)%
Clarion	87.43	61.5%	53.75	86.19	62.6%	53.91	1.4%	(110)	bps	(0.3)%
Econo Lodge	64.30	58.8%	37.80	64.10	58.1%	37.21	0.3%	70	bps	1.6%
Rodeway	64.38	59.0%	38.01	64.92	59.4%	38.59	(0.8)%	(40)	bps	(1.5)%
WoodSpring	47.79	81.6%	39.01	46.60	81.6%	38.00	2.6%	—	bps	2.7%
MainStay	87.31	72.4%	63.17	84.68	74.9%	63.39	3.1%	(250)	bps	(0.3)%
Suburban	58.67	77.6%	45.50	56.23	78.6%	44.22	4.3%	(100)	bps	2.9%
Cambria Hotels	152.06	78.0%	118.58	155.55	74.6%	115.99	(2.2)%	340	bps	2.2%
Ascend Hotel Collection	127.90	60.6%	77.45	132.25	60.0%	79.39	(3.3)%	60	bps	(2.4)%
Total	$83.57	67.2%	$56.17	$83.64	67.2%	$56.23	(0.1)%	—	bps	(0.1)%

The number of total domestic rooms on-line increased by 2.1% to 452,375 rooms as of June 30, 2019 from 442,875 as of June 30, 2018. The total number of domestic hotels on-line increased by 2.0% to 5,879 as of June 30, 2019 from 5,763 as of June 30, 2018. The increase in units and rooms is primarily attributable to the growth of the Quality and WoodSpring brands, which added 81 and 17 hotels and 5,265 and 2,129 rooms on-line, respectively, compared to June 30, 2018.
A summary of domestic hotels and rooms on-line at June 30, 2019 and 2018 by brand is as follows:

	June 30, 2019		June 30, 2018		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,044	82,319	1,071	83,753	(27)	(1,434)	(2.5)%	(1.7)%
Comfort Suites	566	43,910	568	44,128	(2)	(218)	(0.4)%	(0.5)%
Sleep	397	28,099	387	27,579	10	520	2.6%	1.9%
Quality	1,665	128,115	1,584	122,850	81	5,265	5.1%	4.3%
Clarion	175	22,085	166	21,988	9	97	5.4%	0.4%
Econo Lodge	823	49,838	830	50,568	(7)	(730)	(0.8)%	(1.4)%
Rodeway	597	34,749	601	34,292	(4)	457	(0.7)%	1.3%
WoodSpring	262	31,515	245	29,386	17	2,129	6.9%	7.2%
MainStay	66	4,387	61	4,263	5	124	8.2%	2.9%
Suburban	56	5,807	52	5,481	4	326	7.7%	5.9%
Cambria Hotels	42	5,923	37	5,301	5	622	13.5%	11.7%
Ascend Hotel Collection	186	15,628	161	13,286	25	2,342	15.5%	17.6%
Total Domestic Franchises	5,879	452,375	5,763	442,875	116	9,500	2.0%	2.1%

International royalty fees were $5.6 million for each of the three months ended June 30, 2019 and June 30, 2018. International rooms on-line increased by 6,207 from 114,077 as of June 30, 2018 to 120,284 as of June 30, 2019, with the total number of hotels on-line increasing by 46 from 1,120 as of June 30, 2018 to 1,166 as of June 30, 2019. Despite the increase in international hotels and rooms, international royalty fees remained flat due to RevPAR performance in the various countries where we operate.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the second quarter of 2019, the Company awarded 181 domestic franchise agreements representing 14,301 rooms compared to 188 franchising agreements representing 15,187 rooms for the second quarter of 2018. Domestic franchise agreements awarded for new construction hotels totaled 60 contracts representing 5,100 rooms during the three months ended June 30, 2019, compared to 76 contracts representing 6,260 rooms for the three months ended June 30, 2018. Conversion hotel awarded franchise agreements totaled 121 representing 9,201 rooms for the three months ended June 30, 2019, compared to 112 agreements representing 8,927 rooms for the three months ended June 30, 2018.

The Company awarded 89 domestic relicensing contracts during the three months ended June 30, 2019, compared to 112 executed during the three months ended June 30, 2018. The Company awarded 10 domestic renewal agreements during the three months ended June 30, 2019, compared to 7 awarded during the three months ended June 30, 2018.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.2 million or 3% from $6.5 million to $6.7 million during the three months ended June 30, 2019, and 2018, respectively.
As of June 30, 2019, the Company had 988 franchised hotels with 78,613 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 950 hotels and 77,105 rooms at June 30, 2018. The number of new construction franchised hotels in the Company's domestic pipeline increased 7% to 753 at June 30, 2019 from 701 at June 30, 2018. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 14 hotels or 6% from 249 hotels at June 30, 2018 to 235 hotels at June 30, 2019, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 123 franchised hotels with 27,997 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2019 compared to 74 hotels and 7,245 rooms at June 30, 2018. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $3.0 million or 17% from $17.8 million for the three months ended June 30, 2018 to $20.8 million for the three months ended June 30, 2019. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $47.0 million for the three months ended June 30, 2019, which increased $0.7 million from the three months ended June 30, 2018.
SG&A expenses for the three months ended June 30, 2019 and 2018 include approximately $2.6 million and $4.8 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. The decrease of $2.2 million from the same period of the prior year is primarily due to decreased expenses of vacation rental activities and the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended June 30, 2019 increased $2.9 million to $44.4 million in the current year primarily due to general cost increases to support the hotel franchising business.

Loss on Sale of Business: The Company recorded a $4.6 million loss on sale of the SaaS for vacation rentals reporting unit in the second quarter of 2019. Refer to Note 5 of our consolidated financial statements for additional information.

Interest Income: Interest income increased $1.2 million from $1.6 million for the three months ended June 30, 2018 to $2.8 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $1.0 million from its unconsolidated joint ventures for the three months ended June 30, 2019, compared to net income of $0.6 million for the three months ended June 30, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the operational ramp up of several hotels owned in the joint ventures that opened in prior years.
Income Tax Expense: The effective income tax rates were 21.0% and 20.2% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the three months ended June 30, 2019 was the same as the U.S. federal income tax rate of 21.0% primarily due to $1.0 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended June 30, 2018 was lower than the U.S. federal income tax rate of 21.0% primarily due to $1.9 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.
Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2019 and 2018
Summarized financial results for the six months ended June 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
REVENUES:
Royalty fees	$186,780	$179,917
Initial franchise and relicensing fees	13,482	12,695
Procurement services	32,776	27,771
Marketing and reservation system	282,529	264,348
Other	20,437	20,104
Total revenues	536,004	504,835
OPERATING EXPENSES:
Selling, general and administrative	86,494	87,134
Depreciation and amortization	7,021	6,722
Marketing and reservation system	279,960	255,796
Total operating expenses	373,475	349,652
Impairment of goodwill	(3,097)	—
Impairment of long-lived assets	(7,304)	—
Loss on sale of business	(4,641)	—
Gain on sale of assets, net	100	82
Operating income	147,587	155,265
OTHER INCOME AND EXPENSES, NET:
Interest expense	22,304	23,014
Interest income	(5,397)	(3,252)
Other gains	(3,104)	(383)
Equity in net (income) loss of affiliates	3,151	5,401
Total other income and expenses, net	16,954	24,780
Income before income taxes	130,633	130,485
Income tax expense	26,163	25,560
Net income	$104,470	$104,925

Results of Operations
The Company recorded income before income taxes of $130.6 million for the six-month period ended June 30, 2019, a $0.1 million increase from the same period of the prior year. The increase in income before income taxes reflects a $2.7 million increase in other gains, decrease in net loss of affiliates of $2.3 million, a $2.1 million increase in interest income, and a $0.7 million decrease in interest expense, partially offset by a $7.7 million decrease in operating income.
Operating income decreased $7.7 million primarily due to recognition of a $15.0 million loss on sale and impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019; and a $6.0 million reduction in the net surplus generated from marketing and reservation system activities; partially offset by a $6.9 million or 4% increase in royalty revenues, a $5.0 million or 18% increase in procurement services revenues, a $0.8 million or 6% increase in initial franchise and relicensing fees, and a $0.6 million decrease in SG&A expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2019 increased $7.0 million to $176.4 million, a 4% increase compared to the six months ended June 30, 2018. The increase in royalties is attributable to a 2.1% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate, partially offset by a 0.4% decrease in RevPAR. System-wide RevPAR decreased due to a 20 basis point decrease in occupancy rates and a 0.1% decrease in average daily rates. The effective royalty rate for the domestic hotel system increased to 4.84% for the six months ended June 30, 2019, compared to 4.73% for the six months ended June 30, 2018. Additionally, domestic royalties increased $1.6 million for the six months ended June 30, 2019 as compared to the same period of the prior year resulting from the inclusion of an additional month of WoodSpring revenue in operations based on the Company's acquisition date of February 1, 2018.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2019			June 30, 2018
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$93.10	63.9%	$59.44	$93.46	64.3%	$60.07	(0.4)%	(40)	bps	(1.0)%
Comfort Suites	98.04	69.7%	68.37	97.95	69.8%	68.36	0.1%	(10)	bps	—%
Sleep	84.46	64.9%	54.85	84.64	65.1%	55.10	(0.2)%	(20)	bps	(0.5)%
Quality	78.52	59.4%	46.60	79.09	59.4%	46.98	(0.7)%	—	bps	(0.8)%
Clarion	83.21	56.5%	47.03	83.37	57.5%	47.94	(0.2)%	(100)	bps	(1.9)%
Econo Lodge	61.86	54.1%	33.46	61.73	53.9%	33.25	0.2%	20	bps	0.6%
Rodeway	62.02	55.0%	34.08	62.75	55.8%	35.03	(1.2)%	(80)	bps	(2.7)%
WoodSpring*	46.62	80.1%	37.36	45.81	80.0%	36.66	1.8%	10	bps	1.9%
MainStay	84.66	68.6%	58.09	81.40	69.4%	56.46	4.0%	(80)	bps	2.9%
Suburban	58.21	75.6%	43.98	54.86	76.1%	41.74	6.1%	(50)	bps	5.4%
Cambria Hotels	143.38	72.6%	104.09	143.98	70.8%	101.88	(0.4)%	180	bps	2.2%
Ascend Hotel Collection	123.42	56.5%	69.72	124.97	56.7%	70.86	(1.2)%	(20)	bps	(1.6)%
Total*	$80.49	62.6%	$50.36	$80.59	62.8%	$50.58	(0.1)%	(20)	bps	(0.4)%
*WoodSpring was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPAR reflect operating performance for the six months ended June 30, 2018 as if the brand had been acquired on January 1, 2018.
International royalty fees for the six months ended June 30, 2019 decreased $0.1 million to $10.4 million compared to the six months ended June 30, 2018. International rooms on-line increased by 6,207 from 114,077 as of June 30, 2018 to 120,284 as of June 30, 2019, with the total number of hotels on-line increasing by 46 from 1,120 as of June 30, 2018 to 1,166 as of June 30, 2019. Despite the increase in international hotels and rooms, international royalty fees declined slightly due to RevPAR performance in the various countries where we operate.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the six months ended June 30, 2019, the Company awarded 260 domestic franchise agreements representing 20,527 rooms compared to 310 franchise agreements representing 25,664 rooms for the six months ended June 30, 2018. Domestic franchise agreements awarded for new construction hotels totaled 92 representing 7,709 rooms during the six months ended June 30, 2019 compared to 142 franchise agreements representing 12,092 rooms for the six months ended June 30, 2018. The acquisition of WoodSpring resulted in 44 new construction franchise agreements during the six months ended June 30, 2018, including 19 with WoodSpring's largest franchisee concurrent with the acquisition, compared to 17 new construction franchise agreements in the same period of the current year. Conversion hotel awarded franchise agreements totaled 168 representing 12,818 rooms for the six months ended June 30, 2019 compared to 168 franchise agreements representing 13,572 rooms for the six months ended June 30, 2018.
The Company awarded 192 domestic relicensing contracts during the six months ended June 30, 2019, compared to 222 executed during the six months ended June 30, 2018. The Company awarded 19 domestic renewal agreements during the six months ended June 30, 2019, compared to 12 executed during the six months ended June 30, 2018.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.8 million or 6% from $12.7 million to $13.5 million during the six months ended June 30, 2018 and 2019, respectively.

Procurement Services: Revenues increased $5.0 million or 18% from $27.8 million for the six months ended June 30, 2018 to $32.8 million for the six months ended June 30, 2019. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $86.5 million for the six months ended June 30, 2019, a decrease of $0.6 million or 1% from the six months ended June 30, 2018.
SG&A expenses for the six months ended June 30, 2019 and 2018 include approximately $6.3 million and $9.8 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decrease of $3.5 million from the same period of the prior year is primarily due to decreased expenses of vacation rental activities and the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the six months ended June 30, 2019 increased $2.8 million primarily due to general cost increases to support the hotel franchising business.

Impairment of Long-lived Assets and Goodwill, and Loss on Sale of Business: During the first quarter of 2019, the Company recorded a $7.3 million impairment of long-lived assets and a $3.1 million impairment of goodwill related to the SaaS for vacation rentals reporting unit. During the second quarter of 2019, the Company recorded a $4.6 million loss on sale of the SaaS for vacation rentals reporting unit. Refer to Note 5 of our consolidated financial statements for additional information.
Interest Income: Interest income increased $2.1 million from $3.3 million for the six months ended June 30, 2018 to $5.4 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Other Gains: Other gains increased from $0.4 million for the six months ended June 30, 2018 to $3.1 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net (Income) Loss of Affiliates: The Company recorded net losses of $3.2 million from its unconsolidated joint ventures for the six months ended June 30, 2019 compared to net losses of $5.4 million for the six months ended June 30, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a gain of $1.4 million in 2019 as well as the operational ramp up of several hotels owned in the joint ventures that opened in prior years.

Income Tax Expense: The effective income tax rates were 20.0% and 19.6% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the six months ended June 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $3.0 million and the impact of foreign operations, partially offset the impact of state income taxes. The effective income tax rate for the six months ended June 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $3.5 million and the impact of foreign operations, partially offset by state income taxes.

Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Operating Activities
During the six months ended June 30, 2019 and 2018, net cash provided by operating activities totaled $97.7 million and $63.8 million, respectively. Operating cash flows increased $33.9 million primarily due to an increase in operating income, excluding certain non-cash charges, and a decrease in the timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2019 and 2018, the Company's net advances for these purposes totaled $19.1 million and $20.3 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At June 30, 2019, the Company had commitments to extend an additional $257.5 million for these purposes provided certain conditions are met by its franchisees.

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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the six months ended June 30, 2019 and 2018, marketing and reservation system revenues exceeded expenses by $2.6 million and $8.6 million, respectively.
Investing Activities
Cash utilized for investing activities totaled $45.3 million and $272.7 million for the six months ended June 30, 2019 and 2018, respectively. The decline in cash utilized for investing activities for the six months ended June 30, 2019 primarily reflects the following items:
During the six months ended June 30, 2018, the Company completed the acquisition of the brand and franchise business of WoodSpring. The acquisition closed on February 1, 2018 and added 239 new extended-stay hotels in 35 states to the Company's portfolio. The acquisition was funded with cash on hand and available borrowings. The total cash consideration was $231.3 million, which consisted of cash paid, net of cash acquired.

During the six months ended June 30, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition.
During the six months ended June 30, 2019 and 2018, the Company invested $13.7 million and $7.2 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $7.5 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. The Company expects to make additional capital contributions totaling $11.4 million to existing unconsolidated and consolidated joint ventures supporting these efforts.
During the six months ended June 30, 2019 and 2018, capital expenditures in property and equipment totaled $38.2 million and $21.6 million, respectively. The increase in capital expenditures primarily reflects the Company's investment in improvements to an office building that is converting to a Cambria Hotel.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2019, the Company advanced and received repayments totaling $4.9 million and $5.4 million for these purposes, respectively. For the six months ended June 30, 2018, the Company advanced and received repayments totaling $19.0 million and $3.5 million for these purposes, respectively. At June 30, 2019, the Company had commitments to extend an additional $30.6 million for these purposes provided certain conditions are met by its franchisees.

During the six months ended June 30, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land and an office building. During the six months ended June 30, 2018, the Company realized proceeds of $3.1 million from the sale of one parcel of land.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2019, the Company had approximately $393.3 million outstanding pursuant to these financial support activities.

On July 23, 2019, the Company purchased the remaining 60% ownership interest of four hotel joint ventures that own and operate Cambria Hotels for approximately $168.7 million, net of cash acquired and closing costs, and sold its 40% ownership interest of one hotel joint venture for approximately $8.9 million, net of closing costs. The transaction was funded with cash and borrowings under the Company's revolving credit facility.

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
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Credit Agreement, which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015.
The Restated Credit Agreement provides for a $600 million unsecured credit facility with a maturity date of August 20, 2023, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extensions are subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $35 million of borrowings under the Restated Credit Agreement may be used for alternative currency loans and up to $25 million of borrowings under the Restated Credit Agreement may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024.
There are no subsidiary guarantors under the Restated Credit Agreement. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Restated Credit Agreement. In the event that these subsidiary guarantees are triggered under the Restated Credit Agreement, the same subsidiary guarantees would be required under the Company’s 5.75% Senior Notes due 2022 and 5.70% Senior Notes due 2020 and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
The Company may at any time prior to the final maturity date increase the amount of the Restated Credit Agreement or add one or more term loan facilities under the Restated Credit Agreement by up to an additional $250 million in the aggregate to the extent that any one or more lenders commit to being a lender for the additional amount of such term loan facility and certain other customary conditions are met.
The Restated Credit Agreement provides that the Company may elect to have borrowings bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0.
The Restated Credit Agreement requires the Company to pay a fee on the total commitments, calculated on the basis of the actual daily amount of the commitments (regardless of usage) times a percentage per annum ranging from 0.075% to 0.25% (depending on the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0).
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At June 30, 2019, the Company maintained a total leverage ratio of 1.92x as defined in and was in compliance with all financial covenants under the Restated Credit Agreement.
The proceeds of the Restated Credit Agreement are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2019, the Company had been advanced approximately $4.2 million pursuant to these agreements and expects to receive the remaining $0.2 million in 2019, subject to annual appropriations by the governmental entities. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of June 30, 2019.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At June 30, 2019, the Company has borrowed $29.2 million of the construction loan and recorded $0.7 million of capitalized interest costs.

Transfer of Interest
The Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party may require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of June 30, 2019.

Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the six months ended June 30, 2019 remained unchanged from the previous quarterly declaration.
During the six months ended June 30, 2019, the Company paid cash dividends totaling $24.1 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.
Share Repurchases
During the six months ended June 30, 2019, the Company repurchased 0.5 million shares of its common stock under the repurchase program at a total cost of $37.2 million. Through June 30, 2019, the Company repurchased 51.0 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.09 per share. As of June 30, 2019, the Company had 1.7 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2019, the Company redeemed 66,369 shares of common stock at a total cost of approximately $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of June 30, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. See Note 15 for further discussion of our off-balance sheet arrangements.

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
On January 29, 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. The unit’s management team asserted, and the Company believed, that the purported termination notice was not valid. The customer was contemplated in the SaaS for vacation rentals reporting unit's projected revenues, and the Company determined that the unit’s receipt of the purported termination notice, even though the validity of the notice was being actively contested by the unit, represented a triggering event which required an interim reevaluation of the reporting unit's long-lived assets group and goodwill in the first quarter of 2019.
The long-lived assets of the SaaS for vacation rentals reporting unit were comprised of $4.3 million of intangible assets, $1.7 million of operating lease right-of-use assets, and $1.3 million of property and equipment. The long-lived asset group was determined to be at the SaaS for vacation rentals reporting unit level. Recoverability of the long-lived asset group was assessed based on net, undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. In the first quarter of 2019, the Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million, as well as an additional $3.1 million reduction in the reporting unit's goodwill.
In performing the quantitative tests in the first quarter of 2019, the Company determined the fair value of the SaaS for vacation rentals reporting unit utilizing a combination of market and income approach valuation methods via performance of a discounted cash flow ("DCF") analysis and quoted market prices. There were significant judgments and assumptions used in the DCF and market-based models including the amount and timing of expected future cash flows, long-term growth rates, discount rate, and our selection of guideline company revenue multiples. The cash flows employed in the DCF analysis for the SaaS for vacation rentals reporting unit reflect expectations based upon recent operating performance and projected future performance. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.

On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the de-recognition of net assets of the reporting unit, including the remaining goodwill balance, the Company recognized a loss on sale of $4.6 million.

New Accounting Standards
Refer to the "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" sections of Note 1 for information related to our adoption of new accounting standards in 2019 and for information on our anticipated adoption of recently issued accounting standards.
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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $25.0 million and $21.3 million at June 30, 2019 and December 31, 2018, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2019, the Company had $129.2 million of variable interest rate debt instruments outstanding at an effective rate of 4.22%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2019 levels would increase or decrease annual interest expense by $0.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2019:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2019	18,695	$76.62	—	2,190,003
February 28, 2019	35,050	79.60	—	2,190,003
March 31, 2019	360,332	76.95	354,646	1,835,357
April 30, 2019	86,924	80.44	81,770	1,753,587
May 31, 2019	24,828	82.82	23,044	1,730,543
June 30, 2019	17,423	82.52	17,423	1,713,120
Total	543,252	$78.12	476,883	1,713,120
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through June 30, 2019, the Company has repurchased 51.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.09 a share.

(2) During the six months ended June 30, 2019, the Company redeemed 66,369 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2019	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2019	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer