Form 10-Q
period 2019-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2019-11-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 001-13393
 _____________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware		52-1209792
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1 Choice Hotels Circle	Suite 400	20850
Rockville	Maryland
(Address of Principal Executive Offices)		(Zip Code)

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

The number of shares of common stock outstanding on October 31, 2019 was 55,730,708.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Royalty fees	$113,688	$111,009	$300,468	$290,926
Initial franchise and relicensing fees	6,741	6,262	20,223	18,957
Procurement services	14,814	11,620	47,590	39,391
Marketing and reservation system	157,024	152,367	439,553	416,715
Owned hotels	8,710	—	8,710	—
Other	9,755	10,232	30,192	30,336
Total revenues	310,732	291,490	846,736	796,325
OPERATING EXPENSES
Selling, general and administrative	38,308	38,191	124,802	125,325
Depreciation and amortization	5,568	3,815	12,589	10,537
Marketing and reservation system	158,430	138,316	438,390	394,112
Owned hotels	6,014	—	6,014	—
Total operating expenses	208,320	180,322	581,795	529,974
Impairment of goodwill	—	—	(3,097)	—
Impairment of long-lived assets	33	—	(7,271)	—
Loss on sale of business	(25)	—	(4,666)	—
Gain on sale of assets, net	—	—	100	82
Operating income	102,420	111,168	250,007	266,433
OTHER INCOME AND EXPENSES, NET
Interest expense	12,431	11,706	34,735	34,720
Interest income	(2,220)	(1,966)	(7,617)	(5,218)
Other gains	(115)	(972)	(3,219)	(1,355)
Equity in net loss (income) of affiliates	6,400	(43)	9,551	5,358
Total other income and expenses, net	16,496	8,725	33,450	33,505
Income before income taxes	85,924	102,443	216,557	232,928
Income tax expense	9,685	22,484	35,848	48,044
Net income	$76,239	$79,959	$180,709	$184,884

Basic earnings per share	$1.37	$1.42	$3.25	$3.27
Diluted earnings per share	$1.36	$1.41	$3.23	$3.24

Cash dividends declared per share	$0.215	$0.215	$0.645	$0.645
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$76,239	$79,959	$180,709	$184,884
Other comprehensive loss, net of tax:
Amortization of loss on cash flow hedge	215	215	646	646
Foreign currency translation adjustment	(224)	(250)	(883)	(1,264)
Other comprehensive loss, net of tax	(9)	(35)	(237)	(618)
Comprehensive income	$76,230	$79,924	$180,472	$184,266

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$31,569	$26,642
Receivables (net of allowance for doubtful accounts of $16,872 and $15,905, respectively)	171,802	138,018
Income taxes receivable	4,651	10,122
Notes receivable, net of allowances	29,012	36,759
Other current assets	23,230	32,243
Total current assets	260,264	243,784
Property and equipment, at cost, net	347,343	127,535
Operating lease right-of-use assets	26,251	—
Goodwill	159,197	168,996
Intangible assets, net	279,484	271,188
Notes receivable, net of allowances	92,995	83,440
Investments, employee benefit plans, at fair value	23,489	19,398
Investments in unconsolidated entities	69,190	109,016
Deferred income taxes	27,245	30,613
Other assets	88,804	84,400
Total assets	$1,374,262	$1,138,370
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$84,512	$73,511
Accrued expenses and other current liabilities	73,680	92,651
Deferred revenue	77,337	67,614
Current portion of long-term debt	507	1,097
Liability for guest loyalty program	80,268	83,566
Total current liabilities	316,304	318,439
Long-term debt	875,843	753,514
Long-term deferred revenue	110,997	110,278
Deferred compensation and retirement plan obligations	28,306	24,212
Income taxes payable	23,510	26,276
Operating lease liabilities	23,768	—
Liability for guest loyalty program	45,882	52,327
Other liabilities	6,387	37,096
Total liabilities	1,430,997	1,322,142
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2019 and December 31, 2018; 55,715,777 and 55,679,207 shares outstanding at September 30, 2019 and December 31, 2018, respectively	951	951
Additional paid-in-capital	224,979	213,170
Accumulated other comprehensive loss	(5,683)	(5,446)
Treasury stock, at cost; 39,349,861 and 39,386,431 shares at September 30, 2019 and December 31, 2018, respectively	(1,216,169)	(1,187,625)
Retained earnings	939,187	795,178
Total shareholders’ deficit	(56,735)	(183,772)
Total liabilities and shareholders’ deficit	$1,374,262	$1,138,370

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,709	$184,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,589	10,537
Depreciation and amortization – marketing and reservation system	12,355	14,687
Franchise agreement acquisition cost amortization	7,537	6,662
Gain on disposal of assets	(2,181)	(58)
Provision for bad debts, net	5,722	6,279
Impairment of long-lived assets	7,271	—
Impairment of goodwill	3,097	—
Loss on sale of business	4,666	—
Non-cash stock compensation and other charges	12,433	11,455
Non-cash interest and other (income) loss	(2,615)	492
Deferred income taxes	3,268	(5,610)
Equity in net losses from unconsolidated joint ventures, less distributions received	12,234	7,122
Franchise agreement acquisition cost, net of reimbursements	(25,592)	(40,554)
Change in working capital and other, net of acquisition	(40,516)	(49,059)
Net cash provided by operating activities	190,977	146,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(46,135)	(34,129)
Investment in intangible assets	(3,659)	(1,665)
Proceeds from sales of assets	10,585	3,053
Business acquisition, net of cash acquired	—	(231,317)
Payment on business disposition, net	(10,783)	—
Asset acquisition, net of cash acquired	(168,954)	(3,179)
Proceeds from sale of unconsolidated joint venture	8,937	—
Contributions to equity method investments	(17,329)	(9,050)
Distributions from equity method investments	9,841	1,429
Purchases of investments, employee benefit plans	(2,748)	(2,441)
Proceeds from sales of investments, employee benefit plans	2,197	2,646
Issuance of notes receivable	(10,767)	(28,876)
Collections of notes receivable	10,491	4,747
Other items, net	(1,842)	(1,065)
Net cash used in investing activities	(220,166)	(299,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	97,800	56,400
Principal payments on long-term debt	(371)	(477)
Purchase of treasury stock	(44,770)	(109,266)
Dividends paid	(36,103)	(36,628)
Debt issuance costs	(300)	(2,590)
Proceeds from issuance of long term debt	23,863	528
(Payments on) proceeds from transfer of interest in notes receivable	(24,409)	173
Proceeds from exercise of stock options	18,519	41,155
Net cash provided by (used in) financing activities	34,229	(50,705)
Net change in cash and cash equivalents	5,040	(203,715)
Effect of foreign exchange rate changes on cash and cash equivalents	(113)	(705)
Cash and cash equivalents at beginning of period	26,642	235,336
Cash and cash equivalents at end of period	$31,569	$30,916
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$25,681	$50,806
Interest, net of capitalized interest	$42,169	$41,746
Non-cash investing and financing activities:
Dividends declared but not paid	$11,978	$12,087
Investment in property and equipment acquired in accounts payable	$1,575	$1,743

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2017	56,679,968	$951	$182,448	$(4,699)	$(1,064,573)	$627,272	$(258,601)
Net income	—	—	—	—	—	25,086	25,086
Other comprehensive income (loss)	—	—	—	1,070	—	—	1,070
Share based payment activity	498,510	—	13,203	—	13,376	—	26,579
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,182)	(12,182)
Treasury purchases	(517,839)	—	—	—	(41,869)	—	(41,869)
Balance as of March 31, 2018	56,660,639	$951	$195,651	$(3,629)	$(1,093,066)	$640,176	$(259,917)
Net income	—	—	—	—	—	79,839	79,839
Other comprehensive income (loss)	—	—	—	(1,653)	—	—	(1,653)
Share based payment activity	332,657	—	9,248	—	9,394	—	18,642
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,159)	(12,159)
Treasury purchases	(359,690)	—	—	—	(28,704)	—	(28,704)
Balance as of June 30, 2018	56,633,606	$951	$204,899	$(5,282)	$(1,112,376)	$707,856	$(203,952)
Net income	—	—	—	—	—	79,959	79,959
Other comprehensive income (loss)	—	—	—	(35)	—	—	(35)
Share based payment activity	88,846	—	4,154	—	2,626	—	6,780
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,140)	(12,140)
Treasury purchases	(498,613)	—	—	—	(38,691)	—	(38,691)
Balance as of September 30, 2018	56,223,839	$951	$209,053	$(5,317)	$(1,148,441)	$775,675	$(168,079)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income (loss)	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)
Net income	—	—	—	—	—	74,389	74,389
Other comprehensive income (loss)	—	—	—	(236)	—	—	(236)
Share based payment activity	151,856	—	6,010	—	5,102	—	11,112
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,962)	(11,962)
Treasury purchases	(129,175)	—	—	—	(10,486)	—	(10,486)
Balance as of June 30, 2019	55,696,356	$951	$222,394	$(5,674)	$(1,215,254)	$874,923	$(122,660)
Net income	—	—	—	—	—	76,239	76,239
Other comprehensive income (loss)	—	—	—	(9)	—	—	(9)
Other (2)	—	—	(2,250)	—	—	—	(2,250)
Share based payment activity	46,116	—	4,835	—	1,418	—	6,253
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,975)	(11,975)
Treasury purchases	(26,695)	—	—	—	(2,333)	—	(2,333)
Balance as of September 30, 2019	55,715,777	$951	$224,979	$(5,683)	$(1,216,169)	$939,187	$(56,735)

(1) Impact of adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606") related to a foreign joint venture accounted for as an equity method investment.
(2) Impact of transaction resulting in an increase in ownership of a consolidated joint venture for the construction and operation of a Cambria Hotel.

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

Adoption of the standard during the first quarter of 2019 resulted in the recording of operating lease ROU assets of $28.0 million and operating lease liabilities of $38.5 million as of March 31, 2019. Topic 842 did not have an impact on our consolidated statements of income. Refer to Note 7.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance at various points thereafter ("Topic 326"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Topic 326 requires enhanced disclosures, including qualitative and quantitative requirements, to provide insight to significant estimates and judgments used in estimating credit losses and the amounts recorded in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Topic 326 requires the use of the modified retrospective approach for adoption. The Company is currently assessing the potential impact that Topic 326 will have on its consolidated balance sheets, statements of income, and disclosures, including the processes to evaluate allowances for trade and notes receivables.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies disclosure requirements on fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU 2018-13 will have on the consolidated financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU 2018-15 will have on the consolidated financial statements and disclosures.

2.    Revenue

Revenue Recognition - Owned Hotels
The Company acquired or opened five hotels in the third quarter of 2019, from which it derives revenues from hotel ownership.
At our owned hotels, the Company has performance obligations to provide accommodations to hotel guests. As compensation, the Company is typically entitled to a fixed nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over time and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.
Other ancillary goods and services are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage and parking fees.

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
Initial and relicensing fees are charged when (i) new hotels enter the franchise system, (ii) there is a change of ownership, or (iii) existing franchise agreements are extended. These revenues are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. System implementation fees charged to franchisees are also deferred and recognized as revenue over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees and system implementation fees will typically be recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
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
Significant changes in the contract liabilities balances during the period December 31, 2018 to September 30, 2019 are as follows:

(in thousands)
Balance as of December 31, 2018	$153,180
Increases to the contract liability balance due to cash received	74,221
Revenue recognized in the period	(61,971)
Balance as of September 30, 2019	$165,430

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $165.4 million as of September 30, 2019. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$113,688	$—	$113,688	$111,009	$—	$111,009
Initial franchise and relicensing fees	6,741	—	6,741	6,262	—	6,262
Procurement services	14,084	730	14,814	10,949	671	11,620
Marketing and reservation system	146,263	10,761	157,024	139,577	12,790	152,367
Owned hotels	7,460	1,201	8,661	—	—	—
Other	9,494	—	9,494	9,769	122	9,891
Total Topic 606 revenues	$297,730	$12,692	310,422	$277,566	$13,583	291,149
Non-Topic 606 revenues			310			341
			$310,732			$291,490

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Over time	Point in time	Total	Over time	Point in time	Total
Revenues:	(in thousands)			(in thousands)
Royalty fees	$300,468	$—	$300,468	$290,926	$—	$290,926
Initial franchise and relicensing fees	20,223	—	20,223	18,957	—	18,957
Procurement services	45,219	2,371	47,590	37,433	1,958	39,391
Marketing and reservation system	380,544	59,009	439,553	371,321	45,394	416,715
Owned hotels	7,460	1,201	8,661	—	—	—
Other	29,249	141	29,390	28,313	979	29,292
Total Topic 606 revenues	$783,163	$62,722	845,885	$746,950	$48,331	795,281
Non-Topic 606 revenues			851			1,044
			$846,736			$796,325

Non-Topic 606 revenues primarily represent revenue from leasing (refer to Note 7) and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 14, the Corporate & Other segment amounts represent $10.2 million and $3.7 million for the three months ended September 30, 2019 and 2018, respectively, and $17.6 million and $10.7 million for the nine months ended September 30, 2019 and 2018, respectively. The Corporate & Other revenues are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees are presented net of $0.8 million in intersegment revenues described in Note 14.

3.    Other Current Assets
Other current assets consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$20,324	$18,412
Other current assets	2,906	6,831
Land held for sale	—	7,000
Total	$23,230	$32,243

Land held for sale represents certain parcels of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the nine months ended September 30, 2019, the Company sold one parcel of land with a total book value of $7.0 million recognizing a gain on sale of $0.1 million.
4.    Notes Receivable and Allowance for Losses
The following table shows the composition of the Company's notes receivable balances:

	September 30, 2019	December 31, 2018
Credit Quality Indicator	(in thousands)
Senior	$94,492	$94,349
Subordinated	29,697	28,100
Unsecured	2,503	2,435
Total notes receivable	126,692	124,884
Allowance for losses on receivables specifically evaluated for impairment	4,426	4,426
Allowance for losses on non-impaired loans	259	259
Total loan reserves	4,685	4,685
Net carrying value	$122,007	$120,199
Current portion, net	$29,012	$36,759
Long-term portion, net	92,995	83,440
Total	$122,007	$120,199

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

The Company determined that approximately $52.0 million and $52.1 million of its notes receivable were impaired at September 30, 2019 and December 31, 2018, respectively. The total unpaid principal balances of these impaired notes, which were current based on their restructured loan maturity terms, as of both September 30, 2019 and December 31, 2018 were $51.8 million. The Company recorded allowances for credit losses on these impaired loans totaling $4.4 million at both September 30, 2019 and December 31, 2018. The average notes receivable on non-accrual status was approximately $1.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized $2.2 million and $43 thousand of interest income on impaired loans on a cash basis during the nine months ended September 30, 2019 and 2018, respectively.

The Company provided loan reserves on non-impaired loans totaling $0.3 million at both September 30, 2019 and December 31, 2018. There were no changes in total loan reserves between December 31, 2018 and September 30, 2019.
The Company has identified loans totaling approximately $13.8 million and $12.9 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.2 million and $1.5 million as of September 30, 2019 and

December 31, 2018, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2019	(in thousands)
Senior	$—	$—	$—	$94,492	$94,492
Subordinated	—	—	—	29,697	29,697
Unsecured	—	—	—	2,503	2,503
	$—	$—	$—	$126,692	$126,692
As of December 31, 2018
Senior	$—	$—	$—	$94,349	$94,349
Subordinated	—	—	—	28,100	28,100
Unsecured	—	—	—	2,435	2,435
	$—	$—	$—	$124,884	$124,884

Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $116.2 million and $114.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/ or variable interest amounts.

5.    Loss on Sale of Business and Impairment of Assets

During the first quarter of 2019, the SaaS for vacation rentals reporting unit experienced a triggering event requiring the interim reevaluation of the reporting unit's long-lived assets group and goodwill, resulting in the recognition of an impairment of long-lived assets of $7.3 million and impairment of goodwill of $3.1 million. During the second quarter of 2019, the SaaS for vacation rentals reporting unit was sold, resulting in a loss on sale of business of $4.7 million.
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

Second Quarter of 2019 evaluation
On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the de-recognition of net assets of the reporting unit, including the remaining goodwill, the Company recognized a loss on sale of $4.7 million.
The results of the SaaS for vacation rentals reporting unit prior to the disposition are included in the Corporate & Other segment in Note 14. The impairment charges and loss on sale do not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.
Goodwill
The following table details the changes in the carrying amount of goodwill:

	September 30, 2019	December 31, 2018
	(in thousands)
Goodwill	$173,071	$173,477
Accumulated impairment losses	(7,578)	(4,481)
Disposition	(6,296)	—
Net carrying amount	$159,197	$168,996

The following is a summary of changes by segment in the carrying amount of goodwill:

	December 31, 2018	Acquisitions	Foreign Exchange	Impairment	Disposition	September 30, 2019
Hotel Franchising	$159,197	$—	$—	$—	$—	$159,197
Corporate & Other	9,799	—	(406)	(3,097)	(6,296)	—
Total	$168,996	$—	$(406)	$(3,097)	$(6,296)	$159,197

6.    Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $64.8 million and $103.0 million on the consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended September 30, 2019 and 2018, the Company recognized losses totaling $6.9 million and $1.1 million, respectively, from these investments. For the nine months ended September 30, 2019 and 2018, the Company recognized losses totaling $10.9 million and $7.6 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 15 of these financial statements.
Prior to July 23, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria Hotels. The joint venture represented a VIE with an investment in unconsolidated entities of $40.0 million. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels and sold its 40% ownership interest in the fifth hotel. Following the redemption, the Company consolidated the operations of the four acquired hotels, and recognized a $6.0 million loss on the sale of the fifth hotel which is recorded in equity in net loss (income) of affiliates. Refer to Note 18 for additional information regarding the acquisitions.

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

The Company's lease costs were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)

Operating lease cost	$2,319	$7,360
Sublease income	—	(84)
Total lease cost	$2,319	$7,276

Leases recorded on the consolidated balance sheet consist of the following:

September 30, 2019
(in thousands)
Assets:
Operating lease right-of-use assets	$26,251
Liabilities:
Current operating lease liabilities	10,349
Long-term operating lease liabilities	23,768
Total lease liabilities	$34,117

Other information related to the Company's lease arrangements is as follows:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,523
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$3,518
Weighted-average remaining lease term	3.29
Weighted-average discount rate(1)	3.59%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.

Maturities of lease liabilities are as follows:

As of September 30, 2019
(in thousands)
2019 (remaining 3 months)	$2,852
2020	11,330
2021	10,261
2022	8,548
2023	3,321
Thereafter	2
Total minimum lease payments	$36,314
Less imputed interest	2,197
Present value of minimum lease payments	$34,117

During the nine months ended September 30, 2019, the Company entered into a sale and leaseback transaction in which we sold an office building for a gain of $2.0 million within the Marketing and reservation system line item on the consolidated statements of income and entered into a lease with the option to terminate after 2019. This lease is included in the tables above.

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

In the third quarter of 2019, we entered into two office lease agreements with unrelated third-parties that we expect to account for as operating leases. These leases are not reflected in our consolidated balance sheets or in the table above as the leases have not commenced. A lease with an approximately 3-year term is expected to commence in the first quarter of 2020 and a lease with an approximately 10-year term is expected to commence in the third quarter of 2021.

Lessor

The Company leases to third-party tenants (i) an office building to a third-party tenant with a remaining lease term of less than two years and (ii) a restaurant space within an operating hotel with a remaining lease term of less than ten years. Income for the two leases comprises of fixed and fixed escalating lease payments, respectively, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. Neither lease contains an option to purchase the underlying assets. The Company elected to not separate lease and nonlease components.

Related Party

The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. The Company received nothing pursuant to this arrangement during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received $12 thousand pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement between the Company and an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. In May 2016, the sublease was amended for the expansion of the office space. The sublease was not renewed following April 2019. The sublease had a month-to-month term, with a 90-day notice period and annual lease payments totaling approximately $0.1 million. During the three months ended September 30, 2019, the Company received nothing pursuant to this arrangement. During the nine months ended September 30, 2019, the Company received approximately $49 thousand, in rent payments associated with this lease.

8.    Debt
Debt consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
$400 million senior unsecured notes with an effective interest rate of 6.0% less deferred issuance costs of $2.5 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively	$397,455	$396,844
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.3 million and $0.5 million at September 30, 2019 and December 31, 2018, respectively	249,719	249,489
$600 million senior unsecured credit facility with an effective interest rate of 3.07%, less deferred issuance costs of $2.8 million and $3.0 million at September 30, 2019 and December 31, 2018, respectively	185,564	87,582
Construction loan with an effective interest rate of 6.4%, less deferred issuance costs of $0.7 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively	31,510	7,652
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.2 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively	7,686	8,197
Economic development loans with an effective interest rate of 3.0% at September 30, 2019 and December 31, 2018, respectively	4,416	4,240
Other notes payable	—	607
Total debt	$876,350	$754,611
Less current portion	507	1,097
Total long-term debt	$875,843	$753,514

On July 2, 2019, the Company exercised a one-year extension option on the senior unsecured credit facility, extending the maturity date from August 20, 2023 to August 20, 2024. The Company's $250 million senior unsecured notes due August 28, 2020 have been classified as a long-term liability at September 30, 2019, since the Company has the ability to repay these obligations upon maturity by utilizing the available capacity of its $600 million senior unsecured credit facility. For additional information regarding the senior unsecured credit facility and other debt, see the "Debt" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

9.    Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2019 and 2018:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(883)	(883)
Amounts reclassified from accumulated other comprehensive loss	646	—	646
Net current period other comprehensive income (loss)	646	(883)	(237)
Ending balance, September 30, 2019	$(790)	$(4,893)	$(5,683)

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Beginning balance, December 31, 2017	$(2,298)	$(2,401)	$(4,699)
Other comprehensive loss before reclassification	—	(1,264)	(1,264)
Amounts reclassified from accumulated other comprehensive loss	646	—	646
Net current period other comprehensive income (loss)	646	(1,264)	(618)
Ending balance, September 30, 2018	$(1,652)	$(3,665)	$(5,317)

The amounts below were reclassified from accumulated other comprehensive loss to the following line items in the Company's Consolidated Statements of Income during the three and nine months ended September 30, 2019. There is no income tax expense or benefit attributable to the components below.

Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Loss on cash flow hedge:	(in thousands)
Interest rate contract	$215	$646	Interest expense

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

The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the three and nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
As of September 30, 2019
Mutual funds(1)	$22,952	$22,952	$—	$—
Money market funds(1)	2,108	—	2,108	—
	$25,060	$22,952	$2,108	$—
As of December 31, 2018
Mutual funds(1)	$19,378	$19,378	$—	$—
Money market funds(1)	1,923	—	1,923	—
	$21,301	$19,378	$1,923	$—
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
The fair values of the Company's $250 million and $400 million Senior Notes are classified as Level 2, as the significant inputs are observable in an active market. At September 30, 2019 and December 31, 2018, the $250 million Senior Notes had an approximate fair value of $257.4 million and $257.0 million, respectively. At September 30, 2019 and December 31, 2018, the $400 million Senior Notes had an approximate fair value of $431.9 million and $415.7 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

11. Income Taxes

The effective income tax rates were 11.3% and 21.9% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rates were 16.6% and 20.6% for the nine months ended September 30, 2019 and 2018, respectively.

The effective income tax rate for the three and nine months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to tax credits recognized in the third quarter of 2019 of $12.2 million, excess tax benefits from share-based compensation of $0.3 million and $3.3 million, respectively, and the impact of foreign operations, partially offset by state income taxes.

The effective income tax rate for the three months ended September 30, 2018 was slightly higher than the U.S. federal income tax rate of 21.0% primarily due to an unfavorable $1.0 million adjustment to the Staff Accounting Bulletin ("SAB 118") deferred tax asset impairment estimate for the enactment-date effects of the Tax Cuts and Jobs Act (the "Tax Act") and the impact of state income taxes, partially offset by excess tax benefits from share-based compensation of $0.5 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate for the Tax Act, and the impact of foreign operations.

The effective income tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $4.0 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate for the Tax Act, and the impact of foreign operations, partially offset by an unfavorable $1.0 million adjustment to our SAB 118 deferred tax asset impairment estimate for the Tax Act and the impact of state income taxes.

12.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation expense and associated income tax benefits are as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Stock options	$0.6	$0.6	$1.7	$1.9
Restricted stock	2.0	1.7	6.1	5.0
Performance vested restricted stock units	1.5	1.4	4.0	4.0
Total	$4.1	$3.7	$11.8	$10.9
Income tax benefits	$1.0	$0.9	$2.8	$2.6

A summary of stock-based award activity as of September 30, 2019 and changes during the nine months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,186,180	$54.13		303,765	$65.06	336,820	$63.28
Granted	141,827	81.15		165,469	81.84	83,934	81.15
Performance-Based Leveraging(1)	—	—		—	—	1,583	51.49
Exercised/Vested	(390,215)	47.46		(108,523)	61.34	(73,242)	50.69
Expired	—	—		—	—	—	—
Forfeited	(3,493)	51.49		(22,409)	71.32	(12,038)	74.18
Outstanding at September 30, 2019	934,299	$61.03	3.7 years	338,302	$74.04	337,057	$70.02
Options exercisable at September 30, 2019	570,165	$54.74	2.7 years
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

Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the nine months ended September 30, 2019 range from 12 to 48 months.
The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 to 48 month requisite service period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted.

Share Repurchases and Redemptions
The Company purchased 22,034 and 498,917 shares of common stock under the share repurchase program at a total cost of $1.9 million and $39.1 million during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2019, the Company redeemed 4,661 and 71,030 shares of common stock at a total cost of approximately $0.4 million and $5.7 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

13.    Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Computation of Basic Earnings Per Share:
Numerator:
Net income	$76,239	$79,959	$180,709	$184,884
Income allocated to participating securities	(463)	(447)	(1,104)	(1,081)
Net income available to common shareholders	$75,776	$79,512	$179,605	$183,803
Denominator:
Weighted average common shares outstanding – basic	55,366	56,025	55,346	56,283
Basic earnings per share	$1.37	$1.42	$3.25	$3.27

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$76,239	$79,959	$180,709	$184,884
Income allocated to participating securities	(461)	(444)	(1,100)	(1,073)
Net income available to common shareholders	$75,778	$79,515	$179,609	$183,811
Denominator:
Weighted average common shares outstanding – basic	55,366	56,025	55,346	56,283
Diluted effect of stock options and PVRSUs	260	405	269	505
Weighted average common shares outstanding – diluted	55,626	56,430	55,615	56,788
Diluted earnings per share	$1.36	$1.41	$3.23	$3.24

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
At September 30, 2019 and 2018, the Company had 0.9 million and 1.2 million outstanding stock options, respectively. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive.
For the three months ended September 30, 2019, no anti-dilutive stock options were excluded from the diluted EPS calculation. For the nine months ended September 30, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three and nine months ended September 30, 2018, 0.1 million anti-dilutive stock options were excluded from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at September 30, 2019 and 2018, PVRSUs totaling 314,795 and 318,215, respectively, were excluded from the computation since the performance conditions had not been met.

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
The Company evaluates its hotel franchising segment based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues and rental income related to an office building owned by the Company, as well as revenues related to the Company's vacation rental activities and its SaaS technology solutions divisions which provide cloud-based property management software to non-franchised hoteliers and vacation rental management companies. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. The Company does not allocate interest expense, interest income, other gains and losses or income taxes to its segments.
Intersegment revenue and operating income (loss) adjustments are from the elimination of Hotel Franchising revenue which include royalty and marketing and reservation system fees charged to our owned hotels against franchise fee expense recognized by our owned hotels in Corporate & Other operating income (loss).

The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2019
(In thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$301,280	$10,209	$(757)	$310,732
Operating income (loss)	$116,227	$(13,807)	$—	$102,420
Income (loss) before income taxes	$109,828	$(23,904)	$—	$85,924

	Three Months Ended September 30, 2018
(In thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$287,813	$3,677	$—	$291,490
Operating income (loss)	$126,025	$(14,857)	$—	$111,168
Income (loss) before income taxes	$126,068	$(23,625)	$—	$102,443

	Nine Months Ended September 30, 2019
(In thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$829,901	$17,592	$(757)	$846,736
Operating income (loss)	$306,020	$(56,013)	$—	$250,007
Income (loss) before income taxes	$296,469	$(79,912)	$—	$216,557

	Nine Months Ended September 30, 2018
(In thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$785,621	$10,704	$—	$796,325
Operating income (loss)	$308,048	$(41,615)	$—	$266,433
Income (loss) before income taxes	$302,690	$(69,762)	$—	$232,928

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of September 30, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.

In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of September 30, 2019.
Commitments
The Company has the following commitments outstanding at September 30, 2019:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At September 30, 2019, the Company had commitments to extend an additional $256.6 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $10.1 million to existing unconsolidated joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $34.4 million, upon certain conditions being met. As of September 30, 2019, $10.0 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At September 30, 2019, the Company has borrowed $32.2 million of the construction loan and recorded $0.9 million of capitalized interest costs. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. Additionally, the Company purchased the remaining interest of the unaffiliated joint venture partner in the third quarter of 2019.

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

16.     Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three and nine months ended September 30, 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.8 million and $1.7 million, respectively. For the three and nine months ended September 30, 2018, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million and $1.4 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 6. Pursuant to these franchise agreements, for the three months ended September 30, 2019 and 2018, the Company recorded royalty and marketing reservation system fees of approximately $7.4 million and $7.3 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded royalty and marketing reservation system fees of approximately $19.0 million and $18.2 million, respectively. The Company recorded $1.6 million and $1.1 million as a receivable due from these joint ventures as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company paid commissions of $80 thousand and $65 thousand for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, to an on-line travel agent for which the Company is a joint venture member.
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
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. On June 5, 2019 and June 27, 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of six WoodSpring branded hotels. No new franchise agreements have been signed between the Company and Sunburst during the nine months ended September 30, 2019. As of September 30, 2019, Sunburst operated five hotels under franchise with the Company.

18.     Acquisitions

Prior to July 23, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria Hotels recorded as an investment in unconsolidated entities. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million cash paid (inclusive of $0.7 million in capitalized transaction costs), net of cash acquired. The transaction was funded with cash and borrowings under the Company's revolving credit facility.
In accordance with the provisions of ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, the purchase represents an asset acquisition based on the concentration of value in the acquired land and buildings. This assessment was performed on the four hotels as a group of similar identifiable assets based on the similar risk characteristics as operating Cambria Hotels. The $25.0 million previously in investments in unconsolidated entities is included in the total net asset basis of $194.0 million. The total net asset basis was attributed to each asset and asset class based on a relative fair value allocation to qualifying assets, resulting in $21.7 million to land, $148.4 million to building and improvements, $27.0 million to furniture, fixtures, and equipment, $0.8 million to an in-place lease intangible asset, and $3.9 million to net liabilities assumed.

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

Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,074 hotels open and 1,069 hotels under construction, awaiting conversion or approved for development as of September 30, 2019, with 574,726 rooms and 103,140 rooms, respectively, in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, and Cambria® Hotels (collectively, the "Choice brands").
The Company's domestic operations are conducted through direct franchising relationships and ownership of a limited number of hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States and Caribbean countries and territories.
Our Company generates revenues, income and cash flows primarily from our franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from a limited number of owned hotels, qualified vendor arrangements and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fee revenues, as well as its owned hotels, reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.

With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.7 million and a 1 basis point change in the Company's effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.

The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.

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

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.

We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, effective royalty rate improvement and maintaining a disciplined cost structure. We attempt to improve hotel revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards and qualified vendor relationships. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through September 30, 2019, we have repurchased 51.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.11 per share. During the third quarter of 2019, the Board of Directors approved an increase to the number of shares authorized under the Company's share repurchase program by approximately 2.3 million shares. As of September 30, 2019, the Company had 4.0 million shares remaining under the current share repurchase authorization. The Company purchased 0.5 million shares of common stock under the share repurchase program at a total cost of $39.1 million during the nine months ended September 30, 2019. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012, the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend of $0.215 per share on its common shares outstanding; however, the declaration of future dividends is subject to the discretion of the board of directors. During the nine months ended September 30, 2019, we paid cash dividends totaling approximately $36.1 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present outstanding share count and an annual dividend rate of $0.86 per common share outstanding, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.

The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets, hotel ownership and to exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
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
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the three months ended September 30, 2019, marketing and reservation system expenses exceeded revenues by $1.4 million and during the three months ended September 30, 2018, marketing and reservation system revenues exceeded expenses by $14.1 million. During the nine months ended September 30, 2019 and 2018, marketing and reservation system revenues exceeded expenses by $1.2 million and $22.6 million, respectively.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total Revenues	$310,732	$291,490	$846,736	$796,325
Adjustments:
Marketing and reservation system revenues	(157,024)	(152,367)	(439,553)	(416,715)
Revenues, excluding marketing and reservation system activities	$153,708	$139,123	$407,183	$379,610

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2019 and 2018

Summarized financial results for the three months ended September 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
REVENUES
Royalty fees	$113,688	$111,009
Initial franchise and relicensing fees	6,741	6,262
Procurement services	14,814	11,620
Marketing and reservation system	157,024	152,367
Owned hotels	8,710	—
Other	9,755	10,232
Total revenues	310,732	291,490
OPERATING EXPENSES
Selling, general and administrative	38,308	38,191
Depreciation and amortization	5,568	3,815
Marketing and reservation system	158,430	138,316
Owned hotels	6,014	—
Total operating expenses	208,320	180,322
Impairment of goodwill	—	—
Impairment of long-lived assets	33	—
Loss on sale of business	(25)	—
Gain on sale of assets, net	—	—
Operating income	102,420	111,168
OTHER INCOME AND EXPENSES, NET
Interest expense	12,431	11,706
Interest income	(2,220)	(1,966)
Other gains	(115)	(972)
Equity in net loss (income) of affiliates	6,400	(43)
Total other income and expenses, net	16,496	8,725
Income before income taxes	85,924	102,443
Income tax expense	9,685	22,484
Net income	$76,239	$79,959

Results of Operations
The Company recorded income before income taxes of $85.9 million for the three-month period ended September 30, 2019, a $16.5 million or 16% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $8.7 million decrease in operating income, a $6.4 million decrease in equity in net loss (income) of affiliates, a $0.9 million decrease in other gains, and a $0.7 million increase in interest expense, partially offset by a $0.3 million increase in interest income.
Operating income decreased $8.7 million primarily due to a $15.5 million reduction in the net surplus generated from marketing and reservation system activities, a $1.8 million increase in depreciation and amortization, a $0.5 million decrease in other revenues, and a $0.1 million increase in selling, general and administrative ("SG&A") expenses, partially offset by a $3.2 million or 27% increase in procurement services revenues, a $2.7 million or 2% increase in royalty revenues, a $2.7 million increase in owned hotels revenues in excess of expenses, and a $0.5 million or 8% increase in initial franchise and relicensing fees.

The primary reasons for these fluctuations are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended September 30, 2019 increased $2.8 million to $107.8 million from $105.0 million for the three months ended September 30, 2018, an increase of 3%. The increase in domestic royalties reflect a 1.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate, partially offset by a 0.7% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 0.4% decrease in average daily rates and a 20 basis point decrease in occupancy. The Company's effective royalty rate for the domestic hotel system increased from 4.72% for the three months ended September 30, 2018 to 4.84% for the three months ended September 30, 2019.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2019			September 30, 2018
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$100.86	71.6%	$72.26	$101.37	71.8%	$72.74	(0.5)%	(20)	bps	(0.7)%
Comfort Suites	101.31	73.4%	74.37	101.55	73.5%	74.59	(0.2)%	(10)	bps	(0.3)%
Sleep	87.08	69.6%	60.56	87.95	69.6%	61.24	(1.0)%	—	bps	(1.1)%
Quality	85.03	66.2%	56.30	85.61	66.2%	56.66	(0.7)%	—	bps	(0.6)%
Clarion	92.23	63.3%	58.36	90.98	63.9%	58.12	1.4%	(60)	bps	0.4%
Econo Lodge	67.97	60.3%	40.95	68.56	60.2%	41.26	(0.9)%	10	bps	(0.8)%
Rodeway	68.17	61.2%	41.74	69.75	61.9%	43.18	(2.3)%	(70)	bps	(3.3)%
WoodSpring	48.69	81.0%	39.46	46.89	82.6%	38.74	3.8%	(160)	bps	1.9%
MainStay	87.23	73.9%	64.49	86.69	75.1%	65.13	0.6%	(120)	bps	(1.0)%
Suburban	56.85	74.6%	42.40	57.42	78.3%	44.98	(1.0)%	(370)	bps	(5.7)%
Cambria Hotels	144.54	75.9%	109.63	149.48	75.0%	112.06	(3.3)%	90	bps	(2.2)%
Ascend Hotel Collection	135.17	62.4%	84.31	135.93	62.1%	84.35	(0.6)%	30	bps	—%
Total	$86.47	68.4%	$59.12	$86.83	68.6%	$59.52	(0.4)%	(20)	bps	(0.7)%

The number of total domestic rooms on-line increased by 1.8% to 453,439 rooms as of September 30, 2019 from 445,274 as of September 30, 2018. The total number of domestic hotels on-line increased by 1.8% to 5,893 as of September 30, 2019 from 5,787 as of September 30, 2018.
A summary of domestic hotels and rooms on-line at September 30, 2019 and 2018 by brand is as follows:

	September 30, 2019		September 30, 2018		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort Inn	1,053	83,114	1,060	82,998	(7)	116	(0.7)%	0.1%
Comfort Suites	565	43,817	574	44,661	(9)	(844)	(1.6)%	(1.9)%
Sleep	398	28,072	388	27,614	10	458	2.6%	1.7%
Quality	1,670	128,092	1,602	124,271	68	3,821	4.2%	3.1%
Clarion	176	22,113	166	21,641	10	472	6.0%	2.2%
Econo Lodge	815	49,197	824	49,978	(9)	(781)	(1.1)%	(1.6)%
Rodeway	585	34,090	606	34,824	(21)	(734)	(3.5)%	(2.1)%
WoodSpring	266	31,927	247	29,632	19	2,295	7.7%	7.7%
MainStay	72	4,642	62	4,273	10	369	16.1%	8.6%
Suburban	59	6,026	52	5,529	7	497	13.5%	9.0%
Cambria Hotels	47	6,679	39	5,563	8	1,116	20.5%	20.1%
Ascend Hotel Collection	187	15,670	167	14,290	20	1,380	12.0%	9.7%
Total Domestic Franchises	5,893	453,439	5,787	445,274	106	8,165	1.8%	1.8%

International royalty fees for the three months ended September 30, 2019 decreased $0.2 million to $5.8 million compared to the three months ended September 30, 2018. International rooms on-line increased by 5,181 from 116,106 as of September 30, 2018 to 121,287 as of September 30, 2019, with the total number of hotels on-line increasing by 46 from 1,135 as of September 30, 2018 to 1,181 as of September 30, 2019. Despite the increase in international hotels and rooms, international royalty fees decreased due to RevPAR performance and foreign currency exchange rate fluctuations in the various countries where we operate.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the third quarter of 2019, the Company awarded 100 domestic franchise agreements representing 7,468 rooms compared to 159 franchising agreements representing 13,001 rooms for the third quarter of 2018. Domestic franchise agreements awarded for new construction hotels totaled 37 contracts representing 3,086 rooms during the three months ended September 30, 2019, compared to 48 contracts representing 4,364 rooms for the three months ended September 30, 2018. Conversion hotel awarded franchise agreements totaled 63 representing 4,382 rooms for the three months ended September 30, 2019, compared to 111 agreements representing 8,637 rooms for the three months ended September 30, 2018.

The Company awarded 94 domestic relicensing contracts during the three months ended September 30, 2019, compared to 97 executed during the three months ended September 30, 2018. The Company awarded 7 domestic renewal agreements during the three months ended September 30, 2019, compared to 8 awarded during the three months ended September 30, 2018.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.4 million or 8% from $6.3 million to $6.7 million during the three months ended September 30, 2019, and 2018, respectively.
As of September 30, 2019, the Company had 975 franchised hotels with 82,390 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 968 hotels and 77,709 rooms at September 30, 2018. The number of new construction franchised hotels in the Company's domestic pipeline increased 5% to 741 at September 30, 2019 from 704 at September 30, 2018. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased by 30 hotels or 11% from 264 hotels at September 30, 2018 to 234 hotels at September 30, 2019, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 94 franchised hotels with 20,750 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2019 compared to 82 hotels and 7,764 rooms at September 30, 2018. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Procurement Services: Revenues increased $3.2 million or 27% from $11.6 million for the three months ended September 30, 2018 to $14.8 million for the three months ended September 30, 2019. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Owned Hotels: The Company acquired four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company opened in the third quarter of 2019. Revenues of $8.7 million and expenses of $6.0 million represent fees earned from and costs incurred for the hotel operations. Refer to Note 18 of our consolidated financial statements.

Other Revenues: Other revenues declined $0.5 million from $10.2 million for the three months ended September 30, 2018 to $9.8 million in the same period of the current year. The decline primarily represents the sale of the SaaS for vacation rental reporting unit on June 3, 2019, which earned $2.2 million during the three months ended September 30, 2018.

Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $38.3 million for the three months ended September 30, 2019, which increased $0.1 million from the three months ended September 30, 2018.
SG&A expenses for the three months ended September 30, 2019 and 2018 include approximately $1.5 million and $5.2 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. The decrease of $3.7 million from the same period of the prior year is primarily due to decreased expenses of vacation rental activities and the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended September 30, 2019 increased $3.8 million to $36.8 million in the current year primarily due to general cost increases to support the hotel franchising business.
Depreciation and amortization: Depreciation and amortization expense for the three months ended September 30, 2019 increased $1.8 million to $5.6 million from the same period of the prior year primarily due to an additional $2.2 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Equity in Net Loss (Income) of Affiliates: The Company recorded net losses of $6.4 million from its unconsolidated joint ventures for the three months ended September 30, 2019, compared to net income of $43 thousand for the three months ended September 30, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a loss of $6.0 million in the third quarter of 2019.
Income Tax Expense: The effective income tax rates were 11.3% and 21.9% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the three months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to tax credits recognized in the third quarter of 2019 of $12.2 million, excess tax benefits from shared-based compensation of $0.3 million, and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the three months ended September 30, 2018 was slightly higher than the U.S. federal income tax rate of 21.0% primarily due to an unfavorable $1.0 million adjustment to the SAB 118 deferred tax asset impairment estimate for the Tax Act and the impact of state income taxes, partially offset by excess tax benefits from share-based compensation of $0.5 million, a favorable $0.2 million adjustment to the SAB 118 transition tax estimate for the Tax Act, and the impact of foreign operations.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2019 and 2018
Summarized financial results for the nine months ended September 30, 2019 and 2018 are as follows:

(In thousands)	2019	2018
REVENUES:
Royalty fees	$300,468	$290,926
Initial franchise and relicensing fees	20,223	18,957
Procurement services	47,590	39,391
Marketing and reservation system	439,553	416,715
Owned hotels	8,710	—
Other	30,192	30,336
Total revenues	846,736	796,325
OPERATING EXPENSES:
Selling, general and administrative	124,802	125,325
Depreciation and amortization	12,589	10,537
Marketing and reservation system	438,390	394,112
Owned hotels	6,014	—
Total operating expenses	581,795	529,974
Impairment of goodwill	(3,097)	—
Impairment of long-lived assets	(7,271)	—
Loss on sale of business	(4,666)	—
Gain on sale of assets, net	100	82
Operating income	250,007	266,433
OTHER INCOME AND EXPENSES, NET:
Interest expense	34,735	34,720
Interest income	(7,617)	(5,218)
Other gains	(3,219)	(1,355)
Equity in net loss (income) of affiliates	9,551	5,358
Total other income and expenses, net	33,450	33,505
Income before income taxes	216,557	232,928
Income tax expense	35,848	48,044
Net income	$180,709	$184,884

Results of Operations
The Company recorded income before income taxes of $216.6 million for the nine-month period ended September 30, 2019, a $16.4 million decrease from the same period of the prior year. The decrease in income before income taxes reflects a $16.4 million decrease in operating income and a $4.2 million decrease in net loss (income) of affiliates, partially offset by a $2.4 million increase in interest income and a $1.9 million increase in other gains.
Operating income decreased $16.4 million primarily due to a $21.4 million reduction in the net surplus generated from marketing and reservation system activities; recognition of a $15.0 million loss on sale and impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019; and a $2.1 million increase in depreciation and amortization; partially offset by a $9.5 million or 3% increase in royalty revenues, a $8.2 million or 21% increase in procurement services revenues, a $2.7 million increase in owned hotels revenues in excess of expenses, a $1.3 million or 7% increase in initial franchise and relicensing fees, and a $0.5 million decrease in SG&A expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2019 increased $9.9 million to $284.2 million, a 4% increase compared to the nine months ended September 30, 2018. The increase in royalties is attributable to a 1.8% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate, partially offset by a 0.5% decrease in RevPAR. System-wide RevPAR decreased due to a 20 basis point decrease in occupancy rates and a 0.2% decrease in average daily rates. The effective royalty rate for the domestic hotel system increased to 4.84% for the nine months ended September 30, 2019, compared to 4.73% for the nine months ended September 30, 2018. Additionally, domestic royalties increased $1.6 million for the nine months ended September 30, 2019 as compared to the same period of the prior year resulting from the inclusion of an additional month of WoodSpring revenue in operations based on the Company's acquisition date of February 1, 2018.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2019			September 30, 2018
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort Inn	$95.95	66.5%	$63.82	$96.34	66.8%	$64.37	(0.4)%	(30)	bps	(0.9)%
Comfort Suites	99.18	71.0%	70.40	99.21	71.0%	70.48	—%	—	bps	(0.1)%
Sleep	85.39	66.5%	56.79	85.82	66.6%	57.19	(0.5)%	(10)	bps	(0.7)%
Quality	80.93	61.7%	49.95	81.51	61.7%	50.33	(0.7)%	—	bps	(0.8)%
Clarion	86.54	58.8%	50.91	86.25	59.8%	51.55	0.3%	(100)	bps	(1.2)%
Econo Lodge	64.08	56.2%	36.00	64.25	56.0%	36.00	(0.3)%	20	bps	—%
Rodeway	64.28	57.1%	36.70	65.36	58.0%	37.88	(1.7)%	(90)	bps	(3.1)%
WoodSpring*	47.34	80.4%	38.08	46.19	80.9%	37.37	2.5%	(50)	bps	1.9%
MainStay	85.61	70.5%	60.35	83.32	71.3%	59.44	2.7%	(80)	bps	1.5%
Suburban	57.75	75.2%	43.44	55.69	76.8%	42.77	3.7%	(160)	bps	1.6%
Cambria Hotels	143.81	73.8%	106.08	146.11	72.3%	105.68	(1.6)%	150	bps	0.4%
Ascend Hotel Collection	127.90	58.6%	74.94	129.21	58.7%	75.79	(1.0)%	(10)	bps	(1.1)%
Total*	$82.66	64.6%	$53.36	$82.86	64.8%	$53.65	(0.2)%	(20)	bps	(0.5)%
*WoodSpring was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPAR reflect operating performance for the nine months ended September 30, 2018 as if the brand had been acquired on January 1, 2018.
International royalty fees for the nine months ended September 30, 2019 decreased $0.3 million to $16.3 million compared to the nine months ended September 30, 2018. International rooms on-line increased by 5,181 from 116,106 as of September 30, 2018 to 121,287 as of September 30, 2019, with the total number of hotels on-line increasing by 46 from 1,135 as of September 30, 2018 to 1,181 as of September 30, 2019. Despite the increase in international hotels and rooms, international royalty fees declined slightly due to RevPAR performance and foreign currency exchange rate fluctuations in the various countries where we operate.
Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the nine months ended September 30, 2019, the Company awarded 377 domestic franchise agreements representing 34,341 rooms compared to 469 franchise agreements representing 38,665 rooms for the nine months ended September 30, 2018. Domestic franchise agreements awarded for new construction hotels totaled 129 representing 10,795 rooms during the nine months ended September 30, 2019 compared to 190 franchise agreements representing 16,456 rooms for the nine months ended September 30, 2018. The acquisition of WoodSpring resulted in 55 new construction franchise agreements during the nine months ended September 30, 2018, including 19 with WoodSpring's largest franchisee concurrent with the acquisition, compared to 27 new construction franchise agreements in the same period of the current year. Conversion hotel awarded franchise agreements totaled 248 representing 23,546 rooms for the nine months ended September 30, 2019 compared to 279 franchise agreements representing 22,209 rooms for the nine months ended September 30, 2018.
The Company awarded 286 domestic relicensing contracts during the nine months ended September 30, 2019, compared to 319 executed during the nine months ended September 30, 2018. The Company awarded 26 domestic renewal agreements during the nine months ended September 30, 2019, compared to 20 executed during the nine months ended September 30, 2018.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $1.2 million or 7% from $19.0 million to $20.2 million during the nine months ended September 30, 2018 and 2019, respectively.

Procurement Services: Revenues increased $8.2 million or 21% from $39.4 million for the nine months ended September 30, 2018 to $47.6 million for the nine months ended September 30, 2019. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.

Owned Hotels: The Company acquired four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company opened in the third quarter of 2019. Revenues of $8.7 million and expenses of $6.0 million represent fees earned from and costs incurred for the hotel operations. Refer to Note 18 of our consolidated financial statements.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $124.8 million for the nine months ended September 30, 2019, a decrease of $0.5 million from the nine months ended September 30, 2018.
SG&A expenses for the nine months ended September 30, 2019 and 2018 include approximately $7.8 million and $14.9 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decrease of $7.1 million from the same period of the prior year is primarily due to decreased expenses of vacation rental activities and the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the nine months ended September 30, 2019 increased $6.6 million or 6% to $117.0 million primarily due to general cost increases to support the hotel franchising business.

Impairment of Long-lived Assets and Goodwill, and Loss on Sale of Business: During the first quarter of 2019, the Company recorded a $7.3 million impairment of long-lived assets and a $3.1 million impairment of goodwill related to the SaaS for vacation rentals reporting unit. During the second quarter of 2019, the Company recorded a $4.7 million loss on sale of the SaaS for vacation rentals reporting unit. Refer to Note 5 of our consolidated financial statements for additional information.
Depreciation and amortization: Depreciation and amortization expense for the nine months ended September 30, 2019 increased $2.1 million to $12.6 million from the same period of the prior year primarily due to an additional $2.2 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Interest Income: Interest income increased $2.4 million from $5.2 million for the nine months ended September 30, 2018 to $7.6 million for the same period of the current year. The increase in interest income primarily reflects the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Other Gains: Other gains increased from $1.4 million for the nine months ended September 30, 2018 to $3.2 million for same period of the current year due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Loss(Income) of Affiliates: The Company recorded net losses of $9.6 million from its unconsolidated joint ventures for the nine months ended September 30, 2019 compared to net losses of $5.4 million for the nine months ended September 30, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a loss of $6.0 million in the third quarter of 2019.

Income Tax Expense: The effective income tax rates were 16.6% and 20.6% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the nine months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to tax credits recognized in the third quarter of 2019 of $12.2 million, excess tax benefits from share-based compensation of $3.3 million, and the impact of foreign operations, partially offset by state income taxes. The effective income tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $4.0 million, a favorable $0.2 million adjustment to the

SAB 118 transition tax estimate for the Tax Act, and the impact of foreign operations, partially offset by an unfavorable $1.0 million adjustment to our SAB 118 deferred tax asset impairment estimate for the Tax Act and the impact of state income taxes.

Liquidity and Capital Resources
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Operating Activities
During the nine months ended September 30, 2019 and 2018, net cash provided by operating activities totaled $191.0 million and $146.8 million, respectively. Operating cash flows increased $44.1 million primarily due to a increase in operating income, excluding certain non-cash charges, in addition to a decrease in the timing of franchise acquisition costs and an increase in the timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the nine months ended September 30, 2019 and 2018, the Company's net advances for these purposes totaled $25.6 million and $40.6 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At September 30, 2019, the Company had commitments to extend an additional $256.6 million for these purposes provided certain conditions are met by its franchisees.

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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the nine months ended September 30, 2019 and 2018, marketing and reservation system revenues exceeded expenses by $1.2 million and $22.6 million, respectively.
Investing Activities
Cash utilized for investing activities totaled $220.2 million and $299.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decline in cash utilized for investing activities for the nine months ended September 30, 2019 primarily reflects the following items:
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
During the nine months ended September 30, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition.
Prior to July 23, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria Hotels recorded as an investment in unconsolidated entities of $40.0 million. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million, net of cash acquired, and sold its 40% ownership interest in the fifth hotel for approximately $8.9 million. The transaction was funded with cash and borrowings under the Company's revolving credit facility.
During the nine months ended September 30, 2019 and 2018, the Company invested $17.3 million and $9.1 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $9.8 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. The Company expects to make additional capital contributions totaling $10.1 million to existing unconsolidated joint ventures supporting these efforts.
During the nine months ended September 30, 2019 and 2018, capital expenditures in property and equipment totaled $46.1 million and $34.1 million, respectively. The increase in capital expenditures primarily reflects the Company's investment in improvements to an office building that was converted to a Cambria Hotel, which opened in the third quarter of 2019.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2019, the Company advanced and received repayments totaling $10.8 million and $10.5 million for these purposes, respectively. For the nine months ended September 30, 2018, the Company advanced and received repayments totaling $28.9 million and $4.7 million for these purposes, respectively. At September 30, 2019, the Company had commitments to extend an additional $24.4 million for these purposes provided certain conditions are met by its franchisees.

During the nine months ended September 30, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land and an office building. During the nine months ended September 30, 2018, the Company realized proceeds of $3.1 million from the sale of one parcel of land.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2019, the Company had approximately $554.9 million outstanding pursuant to these financial support activities.

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

Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes with a principal amount of $250 million (the "2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes will mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes. The 2010 Senior Notes have been classified as a long-term liability at September 30, 2019, since the Company has the ability to repay these obligations upon maturity by utilizing the available capacity of its $600 million senior unsecured credit facility.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2019, the Company maintained a total leverage ratio of 2.05x as defined in and was in compliance with all financial covenants under the Restated Credit Agreement.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2019, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of September 30, 2019.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At September 30, 2019, the Company has borrowed $32.2 million of the construction loan and recorded $0.9 million of capitalized interest costs. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. Additionally, the Company purchased the remaining interest of the unaffiliated joint venture partner in the third quarter of 2019.

Transfer of Interest
In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of September 30, 2019.

Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding of $0.215 per share; however, the declaration of future dividends is subject to the discretion of our board of directors. The Company's quarterly dividend rate declared during the nine months ended September 30, 2019 remained unchanged from the previous quarterly declaration.
During the nine months ended September 30, 2019, the Company paid cash dividends totaling $36.1 million. We expect to continue to pay dividends in the future, subject to the declaration of our board of directors as well as to future business performance, economic conditions, changes in income tax regulations and other factors including limitations in the Company's unsecured credit facility. Based on the present dividend rate and outstanding share count, we expect that aggregate annual regular dividends for 2019 would be approximately $48.1 million.
Share Repurchases
During the nine months ended September 30, 2019, the Company repurchased 0.5 million shares of its common stock under the repurchase program at a total cost of $39.1 million. Through September 30, 2019, the Company repurchased 51.0 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.11 per share. During the third quarter of 2019, the Board of Directors approved an increase to the number of shares authorized under the Company's share repurchase program by approximately 2.3 million shares. As of September 30, 2019, the Company had 4.0 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2019, the Company redeemed 71,030 shares of common stock at a total cost of approximately $5.7 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of September 30, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. See Note 15 for further discussion of our off-balance sheet arrangements.

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
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. Goodwill has been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals (see note below). Goodwill and indefinite lived intangibles are evaluated for impairment annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset.
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

On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the de-recognition of net assets of the reporting unit, including the remaining goodwill balance, the Company recognized a loss on sale of $4.7 million.

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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $25.1 million and $21.3 million at September 30, 2019 and December 31, 2018, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2019, the Company had $220.6 million of variable interest rate debt instruments outstanding at an effective rate of 3.56%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2019 levels would increase or decrease annual interest expense by $0.8 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2019:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2019	18,695	$76.62	—	2,190,003
February 28, 2019	35,050	79.60	—	2,190,003
March 31, 2019	360,332	76.95	354,646	1,835,357
April 30, 2019	86,924	80.44	81,770	1,753,587
May 31, 2019	24,828	82.82	23,044	1,730,543
June 30, 2019	17,423	82.52	17,423	1,713,120
July 31, 2019	1,765	88.25	—	1,713,120
August 31, 2019	23,775	87.04	22,034	1,691,086
September 30, 2019	1,155	93.19	—	4,000,000
Total	569,947	$78.55	498,917	4,000,000
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through September 30, 2019, the Company has repurchased 51.0 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.0 million shares at an average price of $17.11 a share.

(2) During the nine months ended September 30, 2019, the Company redeemed 71,030 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

(3) During the third quarter of 2019, the Board of Directors approved an increase to the number of shares authorized under the Company's share repurchase program by approximately 2.3 million shares. As of September 30, 2019, the Company had 4.0 million shares remaining under the current share repurchase authorization.

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

10.01*
Fourth Amendment to Office Lease between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated September 25, 2019

10.02*	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2019	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2019	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer