Form 10-K
period 2019-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2020-03-02
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13393
__________________________________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
 __________________________________________________________

Delaware	52-1209792
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1 Choice Hotels Circle,	Suite 400	20850
Rockville,	Maryland
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (301) 592-5000
  ___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	CHH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $3,003,149,667 as of June 30, 2019 based upon a closing price of $87.01 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 14, 2020 was 55,708,652.

DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 1, 2020, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," "we," "us" or the "Company."

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
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions; changes in law and regulation applicable to the lodging and franchising industries; foreign currency fluctuations; operating risks common in the lodging and franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our software as a service ("SaaS") technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing and ownership activities; impairments or losses relating to acquired businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; operating risks associated with our international operations; the outcome of litigation; and our ability to effectively manage our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available free of charge at the "Investor Relations–Financial Performance and Presentations" section of our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

Item 1.	Business.

Overview
We are one of the largest hotel franchisors in the world with 7,153 open hotels comprising 590,897 rooms and 1,135 hotels under construction, awaiting conversion or approved for development comprising 100,868 rooms as of December 31, 2019, located in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Choice franchises lodging properties under the following proprietary brand names: Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe ™, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome™ Suites, Cambria® Hotels, and Ascend Hotel Collection® (collectively, the "Choice brands").
On January 27, 2020, we announced the launch of Everhome Suites, a new-construction midscale extended-stay brand offering. We expect to open the first Everhome Suites hotel in 2021.
The Company's primary segment is the hotel franchising business, which represents approximately 97% of the Company's total revenues. The Company's domestic franchise operations are conducted through direct franchising relationships, while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees and procurement services revenues. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system. Our hotel franchise operating results can also be improved through our company-wide efforts related to improving property-level performance.
The principal factors that affect the Company’s franchise operations results are: the number and mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; and our ability to manage costs. The number of rooms, occupancy and room rates at the Company's properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide support marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, help to enhance awareness and increase consumer preference for our brands and deliver guests to our franchisees. Greater awareness and brand preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
In addition to our hotel franchising business, we have also developed or purchased five Cambria hotels. We intend to continue to strategically develop or purchase Cambria hotels to increase the presence of our Cambria Hotel brand in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing or purchasing hotels, we seek key markets, including major business centers and leisure destinations, with strong growth potential that will improve the recognition of the Cambria Hotel brand. We believe our owned Cambria hotels provide us the opportunity to support and accelerate growth of the brand. We do not anticipate owning these hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding Cambria Hotel's brand awareness with targeted customer segments and providing superior guest service. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels. We currently do not manage our owned hotels but utilize the services of third-party management companies who provide their own employees.
Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position. We strive to maintain a capital structure that generates high financial returns and use our excess cash flow to return value to our shareholders primarily through share repurchases, dividends or investing in growth opportunities.
Historically, we have returned value to our shareholders in two primary ways: share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. Since the program's inception through December 31, 2019, we repurchased 51.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company repurchased 84.1 million shares at an average price of $17.15 per share. During the third quarter of 2019, the Company's board of directors approved an increase to the number of shares authorized under the share repurchase program by approximately 2.3 million shares to a total of 4.0 million shares. As of December 31, 2019, the Company had 3.9 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding; however the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share. We expect to continue to pay dividends in the future, subject to quarterly declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors.
The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets; hotel ownership; and exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct real estate exposure is currently limited to activity in the United States, including our owned Cambria hotel assets and an office building owned by the Company. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, see the "Investing Activities" caption under the "Liquidity and Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR, managing operating expenses and providing financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate ("ADR") growth, than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.

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

Similar to other industries, lodging experiences both positive and negative operating cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism, pandemic or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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

The following chart demonstrates these trends over the last fifteen years:
US Lodging Industry Trends: 2005 - 2019

Year	Occupancy Rates	Average Daily Room Rates (ADR)	Change in ADR Versus Prior Year	Change in CPI Versus Prior Year	Revenue Per Available Room (RevPAR)	New Rooms Added (Gross)
2005	63.1%	$90.84	5.1%	3.4%	$57.34	65,900
2006	63.4%	$97.31	7.1%	3.2%	$61.69	73,308
2007	63.1%	$104.04	6.9%	2.8%	$65.61	94,541
2008	60.3%	$106.96	2.8%	3.8%	$64.49	146,312
2009	54.5%	$98.17	(8.2)%	(0.4)%	$53.50	142,287
2010	57.5%	$98.06	(0.1)%	1.6%	$56.43	73,976
2011	59.9%	$101.85	3.9%	3.2%	$61.02	38,409
2012	61.3%	$106.25	4.3%	2.1%	$65.15	43,879
2013	62.2%	$110.30	3.8%	1.5%	$68.58	54,020
2014	64.4%	$114.92	4.2%	0.8%	$74.04	63,346
2015	65.4%	$120.30	4.7%	0.7%	$78.68	85,596
2016	65.4%	$124.13	3.2%	2.1%	$81.15	100,757
2017	65.9%	$126.77	2.1%	2.1%	$83.53	118,947
2018	66.1%	$129.97	2.5%	1.9%	$85.96	115,306
2019	66.1%	$131.21	1.0%	2.3%	$86.76	122,725
Source: Smith Travel Research and US Department of Labor
As a franchisor with 7,153 opened hotels, including ownership of five hotels, we believe we are well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
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
The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	123,876	2.3%	326.0
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	635,891	11.8%	326.9
Upscale	Cambria Hotels, Courtyard, Hyatt Place, Hilton Garden Inn	818,252	15.1%	147.0
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	1,117,389	20.7%	98.6
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont	421,983	7.8%	80.2
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	760,419	14.1%	75.2
Sub-Total Brand Affiliated		3,877,810	71.8%	112.1
Independents		1,522,117	28.2%	67.8
Total All Hotels		5,399,927	100%	94.7

According to Smith Travel Research, the lodging industry consisted of approximately 57,000 hotels representing approximately 5.4 million rooms open and operating in the United States at December 31, 2019. During the year ended December 31, 2019, the industry added approximately 123,000 gross rooms to the industry supply and net room growth was approximately 2.1%. Approximately, 82% of the new rooms opened during the year were positioned in the Upscale, Upper Midscale, Midscale and Economy chain scale categories in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 72% of the market in 2019. However, the pace of this increase has moderated over the last several years and in 2019 the percentage of rooms in the market affiliated with a chain increased by approximately 30 basis points from 71.5% to 71.8%.
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

Choice’s Franchising Business
Choice operates primarily as a hotel franchisor offering 14 brands. This family of well-known and diversified new construction and conversion brands competes at various hotel consumer and developer price points.
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
Our fees depend on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the effective royalty rate of our franchise contracts.
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our new build brands such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring, and our newly launched Everhome Suites brand offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Our brands such as Quality, Clarion Pointe, Ascend Hotel Collection and Econo Lodge offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
Strategy. Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services and technologies and financial strength created by our significant free cash flow. We believe our brands’ growth will be driven by our ability to create a compelling return on investment for franchisees. Our strategic objective is to improve profitability of our franchisees by providing services which increase business delivery, enhance RevPAR, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include: building strong brands, delivering exceptional services, reaching more consumers and leveraging our size, scale and distribution to reduce costs for hotel owners. We believe that by focusing on these elements we can increase the gross room revenues generated by our franchisees by increasing the business delivered to existing franchisees and expanding our market share of franchised hotels in the chain scale categories in which we operate or seek to operate. Improving the desirability of our brands should also allow us to continue to improve the effective royalty rate of our contracts.
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
Delivering Exceptional Services. We provide a combination of services and technology based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance, efficiency of their hotel operations and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as revenue management technology and services designed to improve property level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.
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
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its Choice Privileges loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests and corporate customers will continue to be enhanced through the use of our customer relationship management technology and programs, as well as our field based sales agents that are focused on increasing our share of business travelers. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
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
Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing our significant platform of hotels in our system, our relationships with hospitality related vendors and partnerships with travel related providers to reduce costs and increase returns for our franchisees. We are focused on expanding our platform business, which is reflected in our procurement services revenues, through key partnerships, new technology and other key franchisee resources. The expansion of these relationships has enabled us to further drive our top-line revenue and deliver tangible value-added solutions to our hotel owners and customers. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We also create relationships with key partners to market their services directly to our guests. These relationships provide value-added travel related services to our guests and generate revenues for the Company. We continue to expand these relationships and identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.

Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 30 years in duration with certain rights for each of the franchisor and franchisee to terminate the agreement, such as upon designated anniversaries of hotel opening, before the stated duration. Our franchisees operate domestically under one of 14 Choice brand names: Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, Mainstay Suites, Suburban Extended Stay Hotel, WoodSpring Suites, Everhome Suites, Cambria Hotels and Ascend Hotel Collection.
The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2019:

	As of and For the Year Ended December 31,
	2015	2016	2017	2018	2019(3)
Number of properties, end of period	5,276	5,362	5,501	5,863	5,955
Number of rooms, end of period	400,372	404,498	413,015	450,028	462,973
Royalty fees ($000)(1)	$281,100	$300,383	$323,674	$359,502	$371,396
Average royalty rate(2)	4.30%	4.41%	4.60%	4.75%	4.86%
Average occupancy percentage(2)	61.1%	61.7%	62.2%	63.3%	62.9%
Average daily room rate (ADR)(2)	$79.86	$82.64	$84.02	$81.64	$81.42
Revenue per available room (RevPAR)(2)	$48.78	$51.00	$52.25	$51.65	$51.19

(1)	Royalty fees exclude the impact of franchise agreement acquisition cost amortization.

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

(3)	2019 amounts include operating statistics of the Company's owned hotels, including intersegment royalties of $0.9 million.
Currently, no individual franchisee accounts for more than 3% of the Company's total domestic royalty fees.

Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, mid-scale, upper mid-scale and upscale hotels. Our brands are as follows:
Cambria Hotels: Cambria Hotels is a select service hotel chain that operates in the upscale lodging category, targeting top primary market locations. Designed for the modern business traveler, Cambria offers guests a distinct experience with simple, guilt-free indulgences allowing them to treat themselves while on the road. The brand is designed to provide guests with the freedom to be their best self. The environment matches guests' casual lifestyle but tailored to their business travel needs. Properties feature compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, flexible meeting space, and locally sourced prepared food and craft beer. Principal competitor brands include Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo and Hilton Garden Inn.

Ascend Hotel Collection: Ascend Hotel Collection is an innovative membership program that enables individual hotels (resort, boutique and historic) to retain their individuality and identity yet have access to Choice Hotels' global distribution, technology, services, training and loyalty benefits. Ascend Hotel Collection offers the best of both worlds: independence backed up by a powerful global distribution network. Principal competitors include Tapestry, Autograph Collection, BW Premier Collection, BW Signature Collection and Small Luxury Hotels.
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
Clarion & Clarion Pointe: Clarion helps owners of existing midscale assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations.  Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities with catering, hot breakfast, a simplified menu of basic evening meals and lounge with at least beer and wine selections. Amenities include free high-speed internet access, a pool or fitness center, and a business center.  Principal competitor brands include Four Points by Sheraton and Radisson.

Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers-a convenient and affordable experience with premium elements in just the right places. The first Clarion Pointe hotel opened during 2019.
Quality: Quality helps both guests and owners "get your money's worth" in the midscale category. Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs" - Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Essentials including free high-speed internet access, coffee, and in-room refrigerators. Principal competitor brands include Best Western and Ramada.
MainStay Suites: MainStay Suites competes in the mid-scale extended stay category. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests whose stays are longer than a few nights. Typically, longer hotel stays involve relocations, leisure travel, training, or temporary job assignments. All MainStay guest rooms feature free high-speed internet, a sleeper sofa or lounge chair, fully equipped kitchens with a two-burner cooktop, dishes, utensils, dishwasher, sink with disposal, microwave, and full-size refrigerator. Rooms include a sleeper sofa or lounge chair and comfortable work area with ergonomic chair. MainStay Suites offer a well-equipped exercise room and a business center with computer and printer, as well as complimentary continental breakfast. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances, including blenders, toasters and slow cookers through the "Things I Use at Home" program. MainStay Suites' principal competitors include TownePlace Suites, Candlewood Suites and Hawthorn Suites.
Everhome Suites: Everhome Suites are new construction, mid-scale extended stay hotels purposefully designed for the longer staying, value conscious guest. Everhome offers guests a choice of room type options with separate spaces to work, relax, and eat, including spacious studios and larger apartment style one-bedroom suites with in-unit washers and dryers. All rooms include a fully equipped, modern kitchen complete with a full-sized refrigerator, dishwasher, stovetop, microwave, and ample counter space. Dishes, utensils, glassware, and cookware are provided in room for free to enable guests to cook their own meals. Guests have 24/7 access to laundry facilities, a modern fitness room with strength training and cardio equipment, and a marketplace with for purchase meal and snack options. Small appliances, such as blenders, crock-pots, and foreman grills are available to rent at the front desk. Free high speed internet and weekly housekeeping is provided. Principal national competitors include Candlewood Suites, Hawthorn Suites, Home2 Suites and TownePlace Suites. The Everhome Suites brand was launched in January 2020 and the Company expects the first hotel to open in 2021.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotel competes in the economy extended stay category and offers developers access to the extended stay category through conversion. Suburban Extended Stay Hotel suites are built with today’s value-conscious extended stay guest in mind. All suites provide in-room kitchens, including a full-sized refrigerator, two-burner cooktop, microwave and sink, free high-speed internet access, and 24/7 access to on-site laundry facilities. Suburban’s “just what you need” philosophy matches attractive weekly and multi-week pricing with bi-weekly housekeeping to provide extended stay guests with the all-suite accommodations they want without the cost of services they do not need. Principal competitors include Extended Stay America, InTown Suites, MyPlace, HomeTowne Studios, Affordable Suites of America and Studio 6.
WoodSpring Suites: WoodSpring Suites hotels are value-engineered, purpose built new construction hotels that operate in the economy extended stay category. WoodSpring guests typically stay longer than guests at a traditional hotel with stay occasions including relocations, traveling medical assignments, crew projects, and life circumstances necessitating alternatives to traditional hotels. WoodSpring developers adhere to strict prototype/design specifications. Every room is a suite with chairs or sofa, free premium movie channel, well-designed kitchen with full-size refrigerator, two-burner cooktop, and microwave oven. Free high-speed internet and bi-weekly housekeeping is included. Guests may purchase additional linen replacement/housekeeping services.  Most hotels are pet-friendly and offer a 24/7 guest laundry room. Principal national competitors include Extended Stay America, HomeTowne Studios, MyPlace and Studio 6.

Econo Lodge: Econo Lodge is Choice Hotel’s premiere economy brand, providing an “easy stop on the road” for value-oriented travelers. Free high-speed internet, a premium movie channel and complimentary continental breakfast are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.
Rodeway Inn: Rodeway Inn offers sensible lodging for travelers on a budget.  With free coffee to get guests started in the morning, free high-speed internet and a free premium movie channel, Rodeway is a great option for practical travelers looking for: “Good night. Great Savings.” Principal competitor brands include Americas Best Value Inn and Motel 6.

The following table presents key statistics related to the domestic system for our brands over the five years ended December 31, 2019:

	As of and For the Year Ended December 31,
	2015	2016	2017	2018	2019
COMFORT DOMESTIC SYSTEM(4)
Number of properties, end of period	1,725	1,678	1,650	1,627	1,616
Number of rooms, end of period	133,494	129,920	128,655	127,282	127,000
Royalty fees ($000)(1)	$147,660	$149,554	$153,009	$153,013	$151,885
Average occupancy percentage	66.1%	66.8%	67.4%	66.7%	66.4%
ADR	$91.10	$93.87	$95.22	$95.79	$95.56
RevPAR	$60.17	$62.73	$64.20	$63.93	$63.46
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,379	1,447	1,542	1,636	1,688
Number of rooms, end of period	110,116	114,582	120,227	126,533	129,232
Royalty fees ($000)(1)	$59,554	$69,799	$80,924	$90,128	$94,228
Average occupancy percentage	58.2%	59.1%	59.8%	60.1%	59.8%
ADR	$75.06	$77.80	$79.25	$80.15	$79.51
RevPAR	$43.69	$45.99	$47.41	$48.20	$47.57
CLARION DOMESTIC SYSTEM(5)
Number of properties, end of period	175	167	166	174	178
Number of rooms, end of period	24,449	22,941	22,138	22,179	22,498
Royalty fees ($000)(1)	$11,479	$12,137	$12,589	$12,798	$13,383
Average occupancy percentage	57.2%	58.3%	59.3%	57.9%	57.2%
ADR	$79.85	$82.35	$84.62	$84.45	$84.64
RevPAR	$45.63	$48.01	$50.14	$48.90	$48.40
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	377	379	384	393	402
Number of rooms, end of period	27,047	27,097	27,410	27,962	28,361
Royalty fees ($000)(1)	$20,226	$21,925	$23,093	$24,003	$24,747
Average occupancy percentage	63.9%	65.1%	65.5%	65.2%	64.5%
ADR	$80.41	$82.08	$82.96	$84.71	$84.19
RevPAR	$51.41	$53.47	$54.35	$55.20	$54.34
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	52	56	60	63	73
Number of rooms, end of period	3,846	4,108	4,249	4,268	4,636
Royalty fees ($000)(1)	$2,693	$2,909	$3,252	$3,669	$4,110
Average occupancy percentage	67.1%	65.2%	68.4%	69.7%	68.4%
ADR	$77.02	$76.29	$76.70	$83.08	$84.11
RevPAR	$51.71	$49.70	$52.47	$57.89	$57.53
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	856	857	840	839	807
Number of rooms, end of period	52,978	52,791	51,233	50,692	48,538
Royalty fees ($000)(1)	$20,784	$22,598	$23,867	$24,455	$24,510
Average occupancy percentage	53.5%	54.1%	54.5%	54.7%	54.8%
ADR	$59.61	$61.41	$62.95	$63.44	$63.09
RevPAR	$31.90	$33.22	$34.29	$34.68	$34.54
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	513	565	600	612	600
Number of rooms, end of period	28,880	32,515	34,488	35,124	34,727
Royalty fees ($000)(1)	$6,006	$7,010	$8,799	$9,772	$10,380
Average occupancy percentage	56.3%	55.7%	56.0%	56.4%	55.5%
ADR	$59.75	$63.04	$64.51	$64.26	$63.28
RevPAR	$33.64	$35.08	$36.09	$36.21	$35.15

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	62	59	61	54	60
Number of rooms, end of period	6,994	6,561	6,698	5,699	6,082
Royalty fees ($000)(1)	$3,395	$3,511	$3,716	$3,725	$3,783
Average occupancy percentage	75.5%	75.5%	76.0%	75.5%	73.3%
ADR	$47.61	$49.96	$51.76	$55.81	$56.61
RevPAR	$35.95	$37.72	$39.31	$42.16	$41.51
CAMBRIA HOTEL DOMESTIC SYSTEM(2)
Number of properties, end of period	25	27	36	40	50
Number of rooms, end of period	3,113	3,503	4,917	5,685	7,277
Royalty fees ($000)(1)	$3,745	$4,955	$6,731	$8,872	$10,527
Average occupancy percentage(2)	N/A	76.3%	73.8%	71.5%	71.6%
ADR(2)	N/A	$131.73	$137.86	$146.71	$144.25
RevPAR(2)	N/A	$100.46	$101.70	$104.84	$103.30
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	112	127	162	176	211
Number of rooms, end of period	9,455	10,480	13,000	14,693	22,143
Royalty fees ($000)(1)	$5,558	$5,985	$7,694	$10,085	$11,942
Average occupancy percentage	58.5%	58.1%	55.5%	58.0%	57.8%
ADR	$127.27	$129.97	$127.96	$126.86	$126.54
RevPAR	$74.47	$75.52	$71.05	$73.62	$72.69
WOODSPRING SUITES DOMESTIC SYSTEM(3)
Number of properties, end of period	N/A	N/A	N/A	249	270
Number of rooms, end of period	N/A	N/A	N/A	29,911	32,479
Royalty fees ($000)(1)	N/A	N/A	N/A	$18,982	$21,901
Average occupancy percentage(3)	N/A	N/A	N/A	80.1%	79.0%
ADR(3)	N/A	N/A	N/A	$45.92	$47.10
RevPAR(3)	N/A	N/A	N/A	$36.77	$37.19

(1)	Royalty fees exclude the impact of franchise agreement acquisition cost amortization.

(2)	Statistics for average occupancy percentage, ADR and RevPAR exclude years in which the Cambria Hotel brand did not have 25 units open and operating for a twelve month period.

(3)
Statistics prior to 2018 exclude WoodSpring Suites properties. Statistics for 2018 include royalties after acquisition on February 1. 2018 and full year statistics for average occupancy percentage, ADR and RevPAR.

(4)	Includes Comfort family of brand extensions including Comfort and Comfort Suites.

(5)	Includes Clarion family of brand extensions including Clarion and Clarion Pointe.

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
The following chart and narrative summarizes our franchise system outside of the United States(1):

	As of and For the Year Ended December 31,
	2015	2016	2017	2018	2019
Number of properties, end of period	1,147	1,152	1,126	1,158	1,198
Number of rooms, end of period	107,111	111,624	112,558	119,080	127,924
Royalty fees ($000)(2)	$20,166	$19,887	$21,396	$22,005	$21,680

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
The Company's direct franchising operations are primarily conducted in the following countries and territories:
Continental Europe. The Company conducts direct franchising operations in Germany, Italy, Czech Republic, Austria and Hungary, and portions of Switzerland through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and Belgium through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. The Company also operates in Spain through a strategic alliance with Sercotel Hotels. At December 31, 2019, the Company had 199 franchised properties open and operating in continental Europe.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2019, the Company had 33 franchised properties open and operating in the United Kingdom.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality, Sleep and Clarion brands. As of December 31, 2019, the Company had 32 franchised properties open and operating in India.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2019, CHAP had 176 franchised properties open and operating in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. At December 31, 2019, the Company had 55 franchised properties open and operating in Mexico.
Canada. The Company conducts direct franchising operations in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 2 properties open and operating at December 31, 2019.

Other International Relationships. The Company, through Choice BV, has direct franchise relationships with properties in Colombia, and Turkey. At December 31, 2019, 4 properties were open and operating in Colombia and 4 properties were open and operating in Turkey.
The Company utilizes master franchising relationships primarily in the following countries and territories:
Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2019, NCH had 203 open properties in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Latvia, Lithuania and Finland on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses the right to franchise Ascend Hotel Collection hotels in its territory. This agreement also expires in 2023.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort and Quality brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ was extended in 2019 and now expires in December 2033. As of December 31, 2019, CHJ had 63 open properties.

Canada. We conduct our operations in Canada for the majority of our brands through Choice Hotels Canada Inc. ("CHC"), a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 329 of our franchised properties open and operating as of December 31, 2019.
Ireland. The Company is a party to a master franchising agreement with Luckwell Limited for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and Northern Ireland. The agreement also provides Luckwell Limited with limited rights to franchise Ascend Hotel Collection hotels in the territory. The master franchise agreement with Luckwell Limited expires in 2027. As of December 31, 2019, Luckwell Limited had 3 properties open and operating in Ireland and Northern Ireland.
South America. We conduct our operations in Brazil and certain other South American territories through a master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2019, Atlantica had 73 open properties in its development territory. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement expires in December 2024.
Central America. We conduct our operations in certain Central American territories through a master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2019, Real had 15 open properties in its development territory which consists of Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Colombia, Costa Rica, Ecuador, Honduras and Panama.
Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China and Southeast Asia. At December 31, 2019, 7 properties were open and operating in China.

The following table presents key worldwide system size statistics as of and for the year ended December 31, 2019:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms
Comfort	2,118	172,942	311	27,203
Quality	2,012	164,650	81	6,410
Ascend Hotel Collection	346	40,750	86	14,105
Clarion	314	43,880	29	2,871
Sleep Inn	427	31,285	160	8,678
MainStay Suites	74	4,736	154	7,315
Econo Lodge	874	51,574	25	1,606
Rodeway Inn	608	35,242	38	2,406
Suburban	60	6,082	17	1,073
Cambria Hotel	50	7,277	90	11,847
WoodSpring Suites	270	32,479	144	17,354
Totals	7,153	590,897	1,135	100,868

Franchise Sales
Brand growth is important to our business model. We have identified key market areas for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees; (ii) developers of hotels or multi-family housing; (iii) owners of independent hotels and motels; (iv) owners of hotels leaving other franchisors’ brands; and, (v) franchisees of non-hotel related products such as restaurants.

Our franchise sales organization is structured to support the continued growth of the Company through awarding franchise agreements. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to helping hotels improve profitability, our central reservation delivery services, our marketing and customer loyalty programs, our revenue management services, our training and support systems (including our proprietary property management systems) and our Company’s track record of delivering growth and profitability. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. The structure of this organization supports the Company’s efforts to leverage its core strengths in order to take advantage of opportunities for further growth. Integrating our brands and strategies allow our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.

Our objective is to continue to grow our portfolio by continuing to sell our existing brands, creating extensions of our existing brands and introducing new brands, either ourselves or via acquisition, within the various lodging categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands such as discounting various fees including the initial franchise fee, royalty fee and system fee as well as provide financing for property improvements and other purposes.

Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. For most of our brands, this policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located.
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development for certain brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our emerging brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.
Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain trademarks we own and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements also typically contain liquidated damages provisions which represent a fair and reasonable measure of damages that both our franchisee and we agree should be paid to us upon an early termination of the franchise agreement.
The Company utilizes master development agreements (“MDA”) with respect to the WoodSpring Suites brand (and on occasion other brands). In exchange for a non-refundable fee, developers are provided geographic exclusivity to enter into a specified number of franchise agreements and develop WoodSpring Suites properties. The upfront fees received on signing of the MDA are allocable to the affiliation fees due upon the execution of each franchise agreement between the parties in the regions covered by the MDA. The MDA specifies development schedules the developer must maintain; if not met, the Company can terminate the geographic exclusivity, however the upfront fees remain allocable to future franchise agreement affiliation fees as long as the MDA remains in effect.
When the responsibility for development is transferred to an international master franchisee, that party has the responsibility to develop and grow our brands in the international master franchise area. Additionally, the international master franchisee generally must manage the delivery of certain necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the international master franchise area. The international master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. International Master franchise agreements generally have a term of at least 10 years. We have only entered into international master franchise agreements with respect to franchised hotels outside the United States.

Franchise agreements are generally individually negotiated and vary among the different Choice brands and franchises, but we believe they are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an affiliation fee; a royalty fee; and a system fee (for marketing and reservation system). Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF DECEMBER 31, 2019

Brand	Initial Fee Per Room/Minimum	Relicensing and Renewal Fee Per Room/Minimum	Royalty Fees (1)	Marketing and Reservation System Fees (1)
Cambria Hotels	$500/$60,000	$750/$65,000	6.00%	3.00%
Comfort	$500/$50,000	$750/$60,000	6.00%	3.50%
Quality Inn	$300/$35,000	$550/$45,000	5.25%	3.50%
Ascend Hotel Collection	$525/$45,000	N/A/$45,000	5.00%	2.50%
Clarion	$300/$40,000	$550/$45,000	5.00%	3.00%
Clarion Pointe	$400/$40,000	$650/$45,000	5.50%	3.25%
Sleep Inn	$300/$40,000	$550/$45,000	5.50%	3.50%
MainStay Suites(2)	$300/$50,000	$550/$30,000	6.00%	2.50%
Econo Lodge	$250/$25,000	$500/$30,000	5.00%	3.00%
Rodeway Inn	$125/$15,000	$375/$15,000	5.00%	3.00%
Suburban Extended Stay Hotel(2)	$225/$30,000	$475/$30,000	6.00%	2.50%
WoodSpring Suites	N/A/$50,000	N/A/$50,000	6.00%	2.50%
Everhome Suites	$300/$50,000	$550/$50,000	6.00%	2.50%

(1)	Fees are based on a percentage of gross room revenue.

(2)
For dual brand hotels that combine either the Mainstay Suites or Suburban Extended Stay Hotel brand with another Choice brand, we may increase the System Fee up to the standard amount for such other Choice brand.

As previously noted, the Company’s franchise agreements are generally individually negotiated and therefore actual fees may differ from those noted above. From time to time, the Company may discount the standard royalty fees and/or system fees in the initial years of the agreement as a franchisee acquisition strategy. Typically, these discounts expire as the contract matures until the contractual fees reach the standard franchise fees in effect at the time the agreement was executed.
Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is not only to help increase the number of reservations delivered to our franchisees but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, help deliver guests to our franchisees' hotels at the lowest cost to the franchisee. We believe that by helping our franchisees become more profitable we will enhance our ability to retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:
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
We operate a loyalty program, Choice Privileges, for all of the Choice brands to attract and retain travelers by rewarding stays with points towards free hotel nights and other rewards. Choice Privileges participants can earn points redeemable for free nights at Choice brand properties and through our partners that also provide travel related accommodations. The loyalty program also offers guests the ability to earn airline miles for qualifying stays redeemable for flights with various airline partners as well as redeem points for gift certificates at participating retailers. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help us deliver business to our franchised hotels and are an important selling point for our franchise sales personnel. The Choice Privileges program had approximately 44 million members worldwide as of December 31, 2019. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Our field-based franchise services area directors work with franchisees to help them maximize RevPAR and improve the efficiency of their hotel operations. These consultants advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system includes a rate and selling management tool to help our franchisees better manage rates and inventory which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we offer revenue management services to our franchisees to assist them in maximizing their room rates and minimize costs of reservation delivery.
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
Our CRS provides a data link to our franchised properties as well as to travel reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer rooms for rent on our own proprietary internet site (www.choicehotels.com) and mobile applications as well as those of OTA's and other third-party internet referral or booking services.
Our toll-free telephone reservation system primarily utilizes third party call center service providers. Reservation agents trained on the reservation system have the goal of matching each caller with a Choice-branded hotel meeting the caller’s needs. We also operate a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this helps reduce the hotel’s front desk staffing needs, improves customer service and results in a higher average daily rate than reservations booked directly through the property.
We continue to implement our integrated reservation and distribution strategy to help improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, www.choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Lowest Price Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third party sites at reduced transaction fees. We continue to educate our individual franchisees about the risk of an unfavorable impact to their business of contracting with sites with which we do not have preferred agreements. We currently have agreements with many, but not all, major online third party booking sites.
We also continue to upgrade our technology to ensure that our CRS can effectively handle the current and future volume on digital channels and support the industry's shift toward accelerated digital communications and guest experience personalization. In support of these initiatives, in the first quarter of 2018, the Company transitioned to choiceEDGE, a cloud-

based software developed by the Company to manage all distribution for the Company by optimizing rate, inventory, availability, shopping, booking and reservations for its website, mobile apps and third-party distribution partners.
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
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover cleanliness, condition, brand standards and minimum service offerings. We inspect most properties for compliance with our quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted by a third-party periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality issues may be subject to consequences ranging from written warnings, the payment of re-inspection, non-compliance and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
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
Service Marks and Other Intellectual Property
The service marks Choice Hotels International, Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria Hotels, Suburban Extended Stay Hotel, Ascend Hotel Collection, WoodSpring Suites, Everhome Suites, Choice Privileges, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our marks with the appropriate governmental agencies in the countries where we are doing business or anticipate doing business in the foreseeable future. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, pandemic, airline strikes, gasoline shortages, severe weather and the risks described below under the Item 1A. Risk Factors.

Employees
We employed approximately 1,807 people in our global operations as of February 14, 2020. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.
Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2019 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	73	Chairman of the Board of Directors
Patrick S. Pacious	53	President and Chief Executive Officer
Dominic E. Dragisich	37	Chief Financial Officer
David A. Pepper	52	Chief Development Officer
Simone Wu	54	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	48	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	53	Chief Commercial Officer
Patrick J. Cimerola	51	Chief Human Resources Officer
Scott E. Oaksmith	48	Senior Vice President, Finance and Chief Accounting Officer
Stewart W. Bainum, Jr. Director from 1977 to 1996 and since 1997, serving as Chairman of the Board from March 1987 to November 1996 and since October 1997; Managing Member of Artis Senior Living, LLC, a developer-owner-operator of assisted living residences, since 2012; Board of Advisors of UCLA's School of Management and member of the Real Estate Roundtable; Director of Realty Investment Company, Inc., a real estate management and investment company, from December 2005 through December 2016 and Chairman from December 2005 through June 2009; Director of Sunburst Hospitality Corporation, a real estate developer, owner and operator, from November 1996 through December 2016 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC from September 2011 through December 2016. Mr. Bainum was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
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
David A. Pepper. Chief Development Officer since May 2015. He was Senior Vice President, Global Development from October 2009 to May 2015. He was Senior Vice President, Franchise Development & Emerging Brands from July 2007 to October 2009. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development from January 2005 until December 2005. He was Vice

President, Franchise Sales from June 2002 until January 2005. Prior to joining the Company, he was Vice President, Franchise Sales with U.S. Franchise Systems, Inc. (USFS), a hotel franchisor, from 1996 through June 2002.
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

•	the availability and cost of capital to allow hotel owners and developers to build new hotels and fund investments;

•	changes in travel patterns;

•	travelers’ fears of exposure to contagious diseases, such as the recent coronavirus, or insect infestations in hotel rooms and certain geographic areas;

•	changes in governmental regulations that influence or determine wages, benefits, prices or increase operating, maintenance or construction costs of our franchisees;

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
We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputations of our brands.
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
Many factors influence our reputation and the value of our hotel brands including the perception held by guests, our franchisees, our other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we (or our franchisees) fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, human trafficking, diversity, human rights, philanthropy and support for local communities.
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
Information technology and systems that we rely upon are or may be vulnerable to damage or interruption from:

•	penetration by individuals or entities seeking to disrupt operations or misappropriate information and other breaches of security;

•	computer viruses, software errors, and design or security vulnerabilities;

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

There can also be no assurance that improvements or upgrades to technologies and systems will maintain or improve the performance, reliability, security and integrity of our systems or that we will achieve the benefits that may have been anticipated from such improvements or upgrades. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to our internal or third-party systems and support.
We are subject to risks related to cybersecurity.
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, malicious social engineering, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Our systems may also be vulnerable to human error, negligence, fraud or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the confidentiality, availability, and integrity of our data, none of which are known to be material to the Company to date.
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
Our business requires the collection and retention of large volumes of sensitive data, including credit card numbers and other personal information of our employees, franchisees and guests as such information is entered into, processed, summarized, and reported by the various information systems we use. The integrity and protection of that franchisee, guest, employee, and company data is critical to us and our reputation. Our customers have a high expectation that we will adequately protect their personal information, and the failure to do so could result in a material adverse impact to our reputation, operations, and financial condition. Further, the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and in the international jurisdictions in which we operate. If the Company fails to maintain compliance with the various United States and international laws and regulations applicable to the protection of such data or with the Payment Card Industry Data Security Standards, the Company’s ability to process such data could be adversely impacted and expose the Company to fines, litigation or other expenses or sanctions.
Privacy laws and regulations could adversely affect our ability to transfer guest data and market our products effectively and could be applied to impose costs, fines and operational conditions on our business in the event of perceived non-compliance, and could otherwise impact our results from operations.
Our business operations are subject to various U.S. and international privacy and data protection laws. Any future changes or restrictions in U.S. or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. For example, the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, creates new compliance requirements on businesses that collect personal information from California residents and is enforced by the state attorney general. Compliance with requirements imposed by the CCPA, the European Union General Data Protection Regulation (GDPR) and similar laws, or any future changes in such laws or additional restrictions, could result in significant costs and require us to change some of our business practices. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions as well as reputational harm.
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
We may not be able to generate significant procurement services revenue from our platform business
We are focused on expanding our platform business to provide value-added travel related services to our guests and generate revenues for the Company. As platform revenue has increased, as reflected in our procurement services revenue, we are increasingly dependent on various vendors who make low-cost products available to our franchisees and partners who market their services directly to our guests. There can be no assurance that we will be able to retain our relationships with such parties or be able to renew arrangements on favorable terms. There is also no assurance that we will be able to identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system, enhancing our existing vendor relationships and/or creating new vendor relationships.
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

New brands may not be accepted by franchisees and consumers
We have developed and launched additional hotel brands, such as Cambria Hotels, Clarion Pointe, Ascend Hotel Collection and Everhome Suites, and may develop and launch additional brands in the future. To achieve long-term success for new brands, we may be required to provide capital support to incentivize franchisee development and/or to make direct investments, and these extensions of capital support and direct investments may not yield expected or anticipated returns and may be disruptive to our asset-light business model. There can be no assurance regarding the level of acceptance of new brands in the development and consumer marketplaces, that costs incurred to develop and grow the brands will be recovered or that the anticipated benefits from these new brands will be realized.
Our investment in new business lines is inherently risky and could disrupt our core business.
In the past, we have both acquired and launched internally developed business divisions that develop and market technology products to the hotel industry. We expect to continue to invest in alternate lines of business and may in the future invest in other new business strategies, products, services, and technologies.
Such investments generally involve significant risks and uncertainties, including distraction of management from our core franchising operations, unanticipated expenses, inadequate return of capital on our investments, losses of key customers or contracts, and unidentified issues and risks not discovered in our development or analysis of such strategies and offerings. For our SaaS technology solutions division, additional specific risks and uncertainties include, among others, a limited history as a stand-alone operating business, the willingness of our potential competitors to enter into a business relationship with one of our operating divisions, the ability to develop and offer innovative products that appeal to hoteliers, continuing market acceptance of the division's enterprise cloud-based technology products, security threats to processed and stored data, intense competition in the technology industry, protection of intellectual property rights, and claims of infringement of the intellectual property of third parties.
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
Development and brand support activities that involve our co-investment or financing and guaranty support for third parties or self-development of hotels may result in losses.
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guaranties, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guaranties for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as:
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
Our involvement in hotel ownership and hotel development activities to stimulate the development of new brands may result in exposure to losses and be disruptive to our asset-light business model.
While our business model is primarily asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of self-developing new hotels. We currently own five Cambria hotels. As a result, fluctuations in values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
The Company is also engaged in a program to identify real estate for potential developers to acquire and be utilized for hotel development. The Company’s intent is to identify potential development sites so that developers or we may acquire the site and commence construction of a hotel franchised under one of the Company's brands. However, in certain circumstances, the Company has acquired, and continues to acquire, the real estate prior to identifying a potential developer for the project.
As a result of our hotel acquisition, development and ownership programs, we are subject to the real estate-based investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a hotel; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.
Investing through joint ventures decreases our ability to manage risk.

We have invested and expect to continue to invest in real estate and other hospitality related joint ventures. Joint venture members often have shared control over the operation of the joint venture assets and therefore these investments may involve risks such as the possibility that the member in an investment might become bankrupt or not have the financial resources to meet its obligations or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a member might subject us to additional risk, require greater financial support from the Company than initially forecasted (including but not limited to buying out a joint venture partner resulting in hotel ownership by the Company) or result in actions that are inconsistent with our business interests or goals.

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
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may involve, but is not limited to, actions or negligence by franchisees outside of our control. Our business along with the hospitality industry generally, faces risks that could cause damage to our reputation and to the value of our hotel brands, along with litigation-related fees and costs, in connection with claims related to purported incidents of human trafficking at hotel facilities. Our franchise agreements provide that we are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases. Moreover, we may be involved in matters such as class actions, administrative proceedings, employment and personal injury claims, and litigation with or involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law or general liability purposes, for which the cost and other effects of defense, settlements or judgments may require us to make disclosures or take other actions that may affect perceptions of our brand and products and adversely affect our business results.
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
We are subject to risks relating to events such as acts of God, terrorist activity, pandemics, epidemics and war.
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
For example, we are currently susceptible to risks to our operations from the recent outbreak of the coronavirus in China. We currently have only seven franchised hotels in China, all of which are experiencing a decline in business due to travel restrictions in China. Although the impact of the coronavirus is not currently material to our results of operations, at this point in time, there is significant uncertainty relating to the potential effect of coronavirus on our business. Infections may become more widespread, including to other countries where we have operations, and travel restrictions may remain or worsen, all of which could lead to lower occupancy and lower room rates at our hotels, widespread hotel closures or disruptions in our supply chain, all of which could have a negative impact on our business and operating results.

Item 1B.	Unresolved Staff Comments.
None.
Item 2.Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party.
We lease three office buildings in Phoenix, AZ, which houses our reservation and property systems' information technology operations and our domestic SaaS technology solutions division. The Company also rents office space for regional offices in Australia, the United Kingdom, Germany, France, the Netherlands, India, and Mexico.
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

Our common shares are traded on the New York Stock Exchange under the symbol "CHH". As of February 14, 2020, there were 1,213 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2019.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2019	18,695	$76.62	—	2,190,003
February 28, 2019	35,050	79.60	—	2,190,003
March 31, 2019	360,332	76.95	354,646	1,835,357
April 30, 2019	86,924	80.44	81,770	1,753,587
May 31, 2019	24,828	82.82	23,044	1,730,543
June 30, 2019	17,423	82.52	17,423	1,713,120
July 31, 2019	1,765	88.25	—	1,713,120
August 31, 2019	23,775	87.04	22,034	1,691,086
September 30, 2019	1,155	93.19	—	4,000,000
October 31, 2019	—	—	—	4,000,000
November 30, 2019	27,722	92.67	26,964	3,973,036
December 31, 2019	33,604	98.17	25,789	3,947,247
Total	631,273	$80.22	551,670	3,947,247

(1)
The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2019, the Company repurchased 51.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company repurchased 84.1 million shares at an average price of $17.15 per share.

(2)
During the year ended December 31, 2019, the Company redeemed 79,603 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.

(3)
During the third quarter of 2019, the Board of Directors approved an increase to the number of shares authorized under the Company's share repurchase program by approximately 2.3 million shares to a total 4.0 million shares authorized as of September 30, 2019.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Hotels, Resorts & Cruise Lines index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2014 to 12/31/2019.

	12/14	6/15	12/15	6/16	12/16	6/17	12/17	6/18	12/18	6/19	12/19
Choice Hotels International, Inc.	$100.00	$97.48	$91.32	$86.97	$103.23	$119.13	$144.77	$141.82	$135.04	$164.60	$197.04
NYSE Composite	100.00	100.94	95.91	100.61	107.36	115.72	127.46	126.05	116.06	134.97	145.66
S&P Hotels, Resorts & Cruise Lines	100.00	100.88	103.87	92.51	111.68	141.46	166.50	152.65	136.42	168.55	186.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606"). The Company adopted Topic 606 under the full retrospective method with an effective date of January 1, 2016.

•
We derived the selected consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included in this annual report.

•
We derived the selected consolidated balance sheet data for the years ended December 31, 2017 and 2016 from our previously issued consolidated financial statements which are not included in this annual report, as adjusted for certain items impacted by the adoption of Topic 606.

•
We derived the selected consolidated statement of income and selected consolidated balance sheet data for the year ended and as of December 31, 2015 from our previously issued consolidated financial statements which are not included in this annual report and have not been modified for the adoption of Topic 606.

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
Company results (in millions, except per share data)

	2015	2016	2017	2018	2019
Total Revenues	$859.9	$807.9	$941.3	$1,041.3	$1,114.8
Operating Income	$225.3	$187.1	$289.7	$318.5	$318.6
Income from operations, net of income taxes	$128.0	$106.7	$122.3	$216.4	$222.9
Basic earnings per share	$2.24	$1.90	$2.16	$3.83	$4.00
Diluted earnings per share	$2.22	$1.89	$2.15	$3.80	$3.98
Total Assets	$717.0	$908.5	$995.2	$1,138.4	$1,386.7
Long-Term Debt	$812.9	$839.4	$725.3	$753.5	$844.1
Cash Dividends Declared Per Common Share	$0.79	$0.83	$0.86	$0.86	$0.87
Matters that affect the comparability of our annual results are as follows:

•
Effective January 1, 2016, the Company adopted Topic 606 which impacted the Company's pattern of revenue recognition. In addition, resulting from the adoption of Topic 606, the Company now records surpluses and deficits generated from the marketing and reservation system activities within the consolidated statements of income. As a result, total revenues, operating, and net income were impacted by temporary spending in excess of fees related to marketing and reservation activities resulting in the Company incurring $50.6 million in expenses in excess of revenues in 2016. The deficit spending on marketing and reservation system activities for the year ended December 31, 2016 primarily reflects a change in the Company's expiration policy for the Choice Privileges membership program, resulting in an increase to the corresponding liabilities and charge to marketing and reservation system revenues. Operations were also impacted by the recordation of a full-year of operations for the SaaS for vacation rentals business line acquired in 2015, resulting in a $3.7 million increase in total revenues compared to the prior year. In addition, in 2016, operating and net income were reduced by termination benefits of $2.2 million related to the departure of a Company executive. Net income was also favorably impacted by $3.4 million due to the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires that excess benefits and tax deficiencies be recognized as income tax expense or benefit to the income statement.

•
Operating and net income in 2017 reflect $12.0 million in compensation expenses related to the acceleration of the Company's chief executive officer succession plan. Selling, general and administrative ("SG&A") expenses were reduced by a $1.2 million impairment of below market lease acquisition costs associated with an office building owned by the Company. The Company’s marketing and reservation system activities recognized revenue that exceeded the related expenses by $20.2 million resulting in incremental operating income in 2017. Net income in 2017 was further impacted by comprehensive tax legislation enacted on December 22, 2017. The impact of the tax legislation on net income for the year ended December 31, 2017 was a reduction of approximately $48.5 million. Refer to Note 16 of the consolidated financial statements.

•
On February 1, 2018, the Company acquired WoodSpring Hotels Franchise Services LLC which contributed to the increase in franchising revenues totaling $29.5 million, operating income of $8.1 million and income before income taxes of $1.1 million in 2018. Operating income and income before income taxes in 2018 also reflect an impairment of non-franchising goodwill of $4.3 million and a loan valuation allowance charge of $2.8 million.

•
Operating and net income in 2019 reflect the Company's acquisition of four operating hotels in the third quarter of 2019 (refer to Note 25 of our consolidated financial statements). A fifth hotel, previously under development by the Company, opened in the third quarter of 2019. Revenues of $20.3 million and expenses of $14.4 million represent fees earned from and costs incurred for the hotel operations. In addition, in 2019, the Company recognized depreciation and amortization related to these owned hotels totaling $4.9 million and a $6.0 million reduction in federal income taxes due to federal tax credits received related to the rehabilitation and re-use of historic buildings. Net income in 2019 was further impacted by the recognition of a $7.3 million impairment of long-lived assets, $3.1 million impairment of goodwill, and $4.7 million loss on sale related to the Company's SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019. Additionally, the Company recorded a loss on extinguishment of debt of $7.2 million in 2019 for the early redemption of the unsecured senior notes in the principal amount of $250.0 million due in August 2020 prior to their maturity date. Refer to Item 7. Critical Accounting Policies and Notes 6 and 13 to our consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together the "Company") contained in this report. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and accompanying notes.

Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,153 hotels open comprising 590,897 rooms and 1,135 hotels under construction, awaiting conversion or approved for development comprising 100,868 rooms as of December 31, 2019, located in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. The Choice brands include Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Suburban Extended Stay Hotel, WoodSpring Suites, Everhome Suites, Cambria Hotels, and Ascend Hotel Collection.
On February 1, 2018, the Company acquired all of the issued and outstanding equity interests of the previous franchisor of the WoodSpring Suites brand and at acquisition had 239 hotels comprising 28,680 rooms operating in the economy extended stay segment in 35 states in the United States. The acquisition allowed the Company to accelerate its growth in the economy extended stay segment. The transaction was accounted for as a business combination and the results from the acquisition have been consolidated within the Company's hotel franchising segment since February 1, 2018.
On January 27, 2020, we announced the launch of Everhome Suites, a new-construction midscale extended-stay brand offering. We expect to open the first Everhome Suites hotel in 2021.
The Company's domestic operations are conducted through direct franchising relationships and the ownership of five Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
Our Company generates revenues, income and cash flows primarily from our franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from five owned hotels, partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and over 7,000 hotels and other sources. The hotel industry is seasonal in nature. For most hotels, demand is lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fee revenues, as well as its owned hotels, reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue; ongoing royalty fees and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance and expanding the number of partnerships with travel related companies. The Company currently estimates, based on its current domestic portfolio of hotels under franchise, that a 1% change in revenue per available room ("RevPAR") or rooms under franchise would increase or decrease royalty revenues by approximately $3.7 million and a 1 basis point change in the Company’s effective royalty rate would increase or decrease annual domestic royalties by approximately $0.8 million. In addition to these revenues, we also collect marketing and reservation system fees to support centralized marketing and reservation activities for the franchise system.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on two key goals:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, improving our effective royalty rate, expanding our qualified vendor programs and travel related partnerships and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery to and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure that generates high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends, or investing in growth opportunities.
Historically, we have returned value to our shareholders through share repurchases and dividends. In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders. During the year ended December 31, 2019, the Company purchased 0.6 million shares of common stock under the share repurchase program at a total cost of $44.1 million. Since the program's inception through December 31, 2019, we have repurchased 51.1 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.4 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.1 million shares at an average price of $17.15 per share. During the third quarter of 2019, our board of directors approved an increase to the number of shares authorized under the Company's share repurchase program by approximately 2.3 million shares to 4.0 million shares. At December 31, 2019, we had approximately 3.9 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current repurchase authorization. Upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
The Company commenced paying quarterly dividends in 2004 and in 2012 the Company elected to pay a special cash dividend totaling approximately $600 million. The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however the declaration of future dividends is subject to the discretion of the board of directors. During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. During the year ended December 31, 2019, we paid cash dividends totaling approximately $48.1 million. We expect to continue to pay dividends in the future, subject to declaration by our board of directors as well as future business performance, economic conditions, changes in income tax regulations and other factors, including limitations in the Company's unsecured credit facility. Based on the present outstanding share count and annual dividend rate of $0.90 per common share outstanding, we expect that aggregate annual regular dividends for 2020 would be approximately $50.1 million.
The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets; hotel ownership; and exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
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
Results of Operations: Royalty fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of our financial performance. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system, as well as our variable overhead costs.
Our discussion of results excludes the Company’s marketing and reservation system revenues and expenses. The Company's franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing and media advertising. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and therefore, no income or loss will be generated from marketing and reservation system activities. As a result, the Company generally excludes the financial impacts of this program from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated. During the year ended December 31, 2019, marketing and reservation system expenses exceeded revenues by $1.7 million. During the years ended December 31, 2018 and 2017, marketing and reservation system revenues exceeded expenses by $9.4 million and $20.2 million, respectively.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, we may decide to utilize cash for acquisitions and other investments in the future. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
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

Revenues, excluding marketing and reservation system activities: The Company utilizes revenues, excluding marketing and reservation system activities, rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for system-wide marketing and reservation activities. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of revenues, excluding marketing and reservation system activities

	Year Ended December 31,
	(in thousands)
	2019	2018	2017
Total Revenues	$1,114,820	$1,041,304	$941,297
Adjustments:
Marketing and reservation system revenues	(577,426)	(543,677)	(499,625)
Revenues, excluding marketing and reservations system activities	$537,394	$497,627	$441,672

Operations Review
Comparison of 2019 and 2018 Operating Results

Summarized financial results for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
REVENUES:
Royalty fees	$388,151	$376,676
Initial franchise and relicensing fees	27,489	26,072
Procurement services	61,429	52,088
Marketing and reservation system	577,426	543,677
Owned hotels	20,282	—
Other	40,043	42,791
Total revenues	1,114,820	1,041,304
OPERATING EXPENSES:
Selling, general and administrative	168,833	170,027
Depreciation and amortization	18,828	14,330
Marketing and reservation system	579,139	534,266
Owned hotels	14,448	—
Total operating expenses	781,248	718,623
Impairment of goodwill	(3,097)	(4,289)
Impairment of long-lived assets	(7,259)	—
Loss on sale of business	(4,674)	—
Gain on sale of assets, net	100	82
Operating income	318,642	318,474
OTHER INCOME AND EXPENSES, NET:
Interest expense	46,807	45,908
Interest income	(9,996)	(7,452)
Loss on extinguishment of debt	7,188	—
Other (gain) loss	(4,862)	1,437
Equity in net loss of affiliates	9,576	5,323
Total other income and expenses, net	48,713	45,216
Income before income taxes	269,929	273,258
Income taxes	47,051	56,903
Net income	$222,878	$216,355

Results of Operations
The Company recorded income before income taxes of $269.9 million for the year ended December 31, 2019, a $3.3 million or 1% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $7.2 million loss on the extinguishment of debt, a $4.3 million increase in equity in loss of affiliates, a $0.9 million increase in interest expense, offset by a $6.3 million increase in other (gain) loss, a $2.6 million increase in interest income, and a $0.2 million increase in operating income.
Operating income was positively impacted by an $11.5 million or 3% increase in royalty revenues, a $9.3 million increase in procurement services revenues, and a $1.4 million increase in initial franchise and relicensing fees, as the Company’s core franchising operations continue to expand and selling, general and administrative (“SG&A”) expenses were controlled. In addition, operating income was further improved by the operation of 5 wholly owned hotels which were either purchased or opened in 2019 and generated $0.9 million in revenues in excess of operating expenses and depreciation. Operating income was negatively impacted by the recognition of a $15.0 million loss on sale and impairment of long-lived assets and goodwill related to the Company's software as a service ("SaaS") for vacation rentals reporting unit which was disposed of on June 3, 2019. In addition, the net deficit generated from marketing and reservation system activities was $1.7 million for the year ended December 31, 2019 compared to a net surplus of $9.4 million generated in the prior year.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2019 increased $11.9 million to $366.6 million from $354.7 million for the year ended December 31, 2018, an increase of 3%. The increase in domestic royalties reflect a 2.9% increase in the number of domestic franchised hotel rooms and an increase in the effective royalty rate, partially offset by a 0.9% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 0.3% decrease in average daily rates and a 40 basis point decrease in occupancy rates. The Company's effective royalty rate for the domestic hotel system increased 11 basis points from 4.75% for the year ended December 31, 2018 to 4.86% for the year ended December 31, 2019. Additionally, domestic royalties increased $1.5 million for the year ended December 31, 2019 as compared to the prior year resulting from the inclusion of an additional month of WoodSpring revenue in operations based on the Company's acquisition date of February 1, 2018.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2019 and 2018 is as follows:

	2019			2018			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort[1]	$95.56	66.4%	$63.46	$95.79	66.7%	$63.93	(0.2)%	(30)	bps	(0.7)%
Sleep	84.19	64.5%	54.34	84.71	65.2%	55.20	(0.6)%	(70)	bps	(1.6)%
Quality	79.51	59.8%	47.57	80.15	60.1%	48.20	(0.8)%	(30)	bps	(1.3)%
Clarion[2]	84.64	57.2%	48.40	84.45	57.9%	48.90	0.2%	(70)	bps	(1.0)%
Econo Lodge	63.09	54.8%	34.54	63.44	54.7%	34.68	(0.6)%	10	bps	(0.4)%
Rodeway	63.28	55.5%	35.15	64.26	56.4%	36.21	(1.5)%	(90)	bps	(2.9)%
WoodSpring[3]	47.10	79.0%	37.19	45.92	80.1%	36.77	2.6%	(110)	bps	1.1%
MainStay	84.11	68.4%	57.53	83.08	69.7%	57.89	1.2%	(130)	bps	(0.6)%
Suburban	56.61	73.3%	41.51	55.81	75.5%	42.16	1.4%	(220)	bps	(1.5)%
Cambria Hotels	144.25	71.6%	103.30	146.71	71.5%	104.84	(1.7)%	10	bps	(1.5)%
Ascend Hotel Collection	126.54	57.5%	72.69	126.86	58.0%	73.62	(0.3)%	(50)	bps	(1.3)%
Total[3]	$81.42	62.9%	$51.19	$81.64	63.3%	$51.65	(0.3)%	(40)	bps	(0.9)%
1 Includes Comfort family of brand extensions including Comfort and Comfort Suites.
2 Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
3 WoodSpring was acquired on February 1, 2018; however Average Daily Rate, Occupancy, and RevPAR reflect operating performance for the year ended December 31, 2018, as if the brand had been acquired on January 1, 2018.
The number of total domestic rooms on-line increased by 2.9% to 462,973 rooms as of December 31, 2019 from 450,028 as of December 31, 2018. The total number of domestic hotels on-line increased by 1.6% to 5,955 as of December 31, 2019 from 5,863 as of December 31, 2018. Excluding the Company's economy branded hotels, Econo Lodge and Rodeway, total domestic units and rooms increased 3.1% and 4.3%, respectively, which reflects the Company's focus on growing the brands in its upscale, midscale and extended stay chain scale categories, which are more revenue intensive due to higher average RevPAR and number of rooms per hotel.
A summary of domestic hotels and rooms on-line at December 31, 2019 and 2018 by brand is as follows:

	December 31, 2019		December 31, 2018		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort[1]	1,616	127,000	1,627	127,282	(11)	(0.7)%	(282)	(0.2)%
Sleep	402	28,361	393	27,962	9	2.3%	399	1.4%
Quality	1,688	129,232	1,636	126,533	52	3.2%	2,699	2.1%
Clarion[2]	178	22,498	174	22,179	4	2.3%	319	1.4%
Econo Lodge	807	48,538	839	50,692	(32)	(3.8)%	(2,154)	(4.2)%
Rodeway	600	34,727	612	35,124	(12)	(2.0)%	(397)	(1.1)%
WoodSpring	270	32,479	249	29,911	21	8.4%	2,568	8.6%
MainStay	73	4,636	63	4,268	10	15.9%	368	8.6%
Suburban	60	6,082	54	5,699	6	11.1%	383	6.7%
Cambria Hotels	50	7,277	40	5,685	10	25.0%	1,592	28.0%
Ascend Hotel Collection	211	22,143	176	14,693	35	19.9%	7,450	50.7%
Total Domestic Franchises	5,955	462,973	5,863	450,028	92	1.6%	12,945	2.9%
1 Includes Comfort family of brand extensions including Comfort and Comfort Suites.
2 Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
International royalty fees for the year ended December 31, 2019 decreased $0.4 million to $21.6 million, a decrease of 1.8% compared to the year ended December 31, 2018. International rooms on-line increased by 8,844 from 119,080 as of December 31, 2018 to 127,924 as of December 31, 2019. International hotels on-line increased by 40 from 1,158 as of December 31, 2018 to 1,198 as of December 31, 2019. International rooms grew at a faster pace than the number of hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio, as well as a recent strategic partnership that added 12 luxury, all-inclusive resorts in December 2019 to our Ascend Hotel Collection portfolio representing over 5,000 rooms. Despite the increase in international hotels and rooms, international royalty fees declined slightly due to RevPAR performance and foreign currency exchange rate fluctuations in the various countries where we operate.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the year ended December 31, 2019, the Company awarded 684 franchise agreements representing 59,641 rooms compared to 756 franchise agreements representing 60,161 rooms for the year ended December 31, 2018. Domestic franchise agreements awarded for new construction hotels totaled 269 representing 22,814 rooms during the year ended December 31, 2019 compared to 322 contracts representing 26,694 rooms for the year ended December 31, 2018. The 2018 acquisition of WoodSpring Suites resulted in 74 new construction franchise agreements, including 19 with WoodSpring's largest franchisee concurrent with the acquisition, compared to 66 new construction franchise agreements in 2019. Conversion hotel awarded franchise agreements totaled 415 representing 36,827 rooms for the year ended December 31, 2019 compared to 434 agreements representing 33,467 rooms for the year ended December 31, 2018.
The Company awarded 403 domestic relicensing contracts during the year ended December 31, 2019 compared to 426 executed during the year ended December 31, 2018. The Company awarded 42 domestic renewal agreements during the year ended December 31, 2019 compared to 31 during the year ended December 31, 2018.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $1.4 million or 5% from $26.1 million to $27.5 million during the years ended December 31, 2018 and 2019, respectively.
As of December 31, 2019, the Company had 1,052 franchised hotels with 84,950 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 1,026 hotels and 81,662 rooms at December 31, 2018. The number of new construction franchised hotels in the Company’s domestic pipeline increased 3% to 794 at December 31, 2019 from 773 at December 31, 2018. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline increased by 5 hotels or 2% from December 31, 2018 to 258 hotels at December 31, 2019, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 83 franchised hotels with 15,918 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2019 compared to 56 hotels and 5,399 rooms at December 31, 2018. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.
Procurement Services: Revenues increased $9.3 million or 18% from $52.1 million for the year ended December 31, 2018 to $61.4 million for the year ended December 31, 2019. The increase in revenues primarily reflects the implementation of new brand programs, as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners.
Owned Hotels: The Company acquired four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company also opened in the third quarter of 2019. Revenues of $20.3 million and expenses of $14.4 million represent fees earned from and costs incurred for the hotel operations. Refer to Note 25 of our consolidated financial statements.
Other Revenue: Revenue decreased $2.7 million from the year ended December 31, 2018 to $40.0 million for the year ended December 31, 2019. The decrease in other revenue reflects a $4.7 million decline in revenue from the SaaS for vacation rental reporting unit which was sold on June 3, 2019 and a $4.0 million decrease in revenues from the early termination of franchise agreements and the sale of chip-enabled credit card readers to our franchisees which was substantially completed in 2018; offset by a $6.0 million increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $168.8 million for the year ended December 31, 2019, a decrease of $1.2 million from December 31, 2018.
SG&A expenses for the years end December 31, 2019 and 2018 include approximately $9.9 million and $19.8 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The $9.9 million decrease in SG&A expenses is primarily due to decreased investment in vacation rental activities and decreased SG&A expenses due to the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
In addition, SG&A for the year ended December 31, 2018 included $6.9 million of transaction and transition costs incurred in conjunction with the acquisition of the WoodSpring brand on February 1, 2018 and the establishment of a $2.8 million valuation allowance related to restructured terms of a note receivable from a franchisee.
Excluding the SG&A for alternative growth initiatives, office building operations, and the prior year one-time charges noted above, SG&A for the year end December 31, 2019 increased $18.3 million from $140.6 million in the prior year to $158.9 million in the current year primarily due to a $6.1 million net increase in mark to market expenses due to our non-qualified retirement plan investments, $1.5 million in operational restructuring charges, and a 7.5% increase in cost to support the hotel franchising business.
Depreciation and Amortization: Depreciation and amortization expense for the year ended December 31, 2019 increased $4.5 million to $18.8 million for the same period of the prior year primarily due to an additional $4.9 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019, offset by $1.0 million in reduced deprecation related to the SaaS for vacation rental reporting unit, which was sold in the second quarter of 2019.
Impairment of Goodwill and Long-lived Assets and Loss on Sale of Business: During the first quarter of 2019, the Company recorded $3.1 million goodwill impairment and a $7.3 million long-lived assets impairment related to the SaaS for vacation rentals reporting unit, in comparison to a $4.3 million goodwill impairment recorded in the fourth quarter of 2018. During the second quarter of 2019, the Company recorded a $4.7 million loss on sale of the SaaS for vacation rentals reporting unit. Refer to Item 7. Critical Accounting Policies and Note 6 to our consolidated financial statements for additional information.
Interest Income: Interest income increased $2.6 million to $10.0 million in the current year primarily due to the issuance of additional notes receivable related to the Company’s program to incent development of its Cambria Hotel brand in new markets.
Loss on Extinguishment of Debt: The Company recorded a loss on extinguishment of debt of $7.2 million for the early redemption of the Company's unsecured senior notes in the principal amount of $250 million which were due in August 2020. The loss on extinguishment represents a $6.3 million make-whole premium to redeem the notes prior to maturity and the acceleration of unamortized deferred financing fees and underwriting discounts. Refer to Item 7. Liquidity and Capital Resources and Note 13 to our consolidated financial statements for additional information.
Other (Gain) Loss: Other (gain) loss increased from a loss of $1.4 million for the year ended December 31, 2018 to a gain of $4.9 million for the year ended December 31, 2019 due to fluctuations in the fair value of investments held in the Company's non-qualified employee benefit plans.
Equity in Net Loss of Affiliates: The Company recorded net losses of $9.6 million from its unconsolidated joint ventures during the year ended December 31, 2019 compared to net losses of $5.3 million for the year ended December 31, 2018. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a loss of $6.0 million in the third quarter of 2019.  Refer to Note 25 to our consolidated financial statements for additional information.
Income Tax Expense: The Company's effective income tax rates were 17.4% and 20.8%, for the years ended December 31, 2019 and 2018, respectively. The effective income tax rate for the year ended December 31, 2019 was lower than the U.S. federal income tax rate of 21.0% due to tax credits recognized during the year of $11.6 million, excess tax benefits from share-based compensation, and the impact of foreign operations, partially offset by the impact of state income taxes. The effective income tax rate for the year ended December 31, 2018 was lower than the U.S. federal income tax rate of 21% due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes.
Refer to Choice Hotels International, Inc. 2018 10-K Annual Report "Comparison 2018 and 2017 Operating Results" under Item 7. Management's Discussion and Analysis for details regarding changes between 2018 and 2017.

Liquidity and Capital Resources
Operating Activities
Net cash flows provided by operating activities were $270.6 million for the year ended December 31, 2019 compared to $242.9 million for the same period of 2018, an increase of $27.7 million. Operating cash flows increased primarily due to an increase in operating income, excluding certain non-cash charges, and a decrease in cash outflows related to franchise agreement acquisition costs partially offset by a decrease in the timing of working capital items.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the years ended December 31, 2019, 2018 and 2017, the Company's net advances for these purposes totaled $38.9 million, $52.9 million, and $30.6 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the timing of hotel openings. At December 31, 2019, the Company had commitments to extend an additional $300.4 million for these purposes provided certain conditions are met by its franchisees.
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

Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the year ended 2019, marketing and reservation system expenses exceeded revenues by $1.7 million. During the years ended 2018 and 2017, marketing and reservation system revenues exceeded expenses by $9.4 million and $20.2 million, respectively.
Investing Activities
Cash utilized in investing activities totaled $251.2 million, $321.3 million and $90.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in cash utilized for investing activities from 2018 to 2019 primarily reflects the following items:
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
Prior to July 23, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria hotels recorded as an investment in unconsolidated entities of $40.0 million. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million, net of cash acquired, and sold its 40% ownership interest in the fifth hotel for approximately $8.9 million. The transaction was funded with cash and borrowings under the Company's revolving credit facility and accounted for as an asset acquisition.
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
During the year ended December 31, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land and an office building. During the years ended December 31, 2018 and December 31, 2017 the Company realized proceeds of $3.1 million and $1.0 million, respectively, from the sale of one parcel of land in each period.
During the year ended December 31, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition. There were no business dispositions in 2018 and 2017.
During the year ended December 31, 2019, 2018 and 2017, the Company invested $27.8 million, $9.6 million, and $50.6 million in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $10.2 million, $1.4 million, and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's investment in these joint ventures primarily relate to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. The Company expects to make additional capital contributions totaling $10.1 million to existing unconsolidated and consolidated joint ventures supporting these efforts.
During the years ended December 31, 2019, 2018 and 2017, capital expenditures in property and equipment totaled $57.3 million, $47.7 million, and $23.4 million, respectively. The increase in capital expenditures during 2019 primarily reflects the Company's investment in improvements to an office building that was converted to a Cambria hotel, which opened in the third quarter of 2019. During the year ended December 31, 2018, capital expenditures primarily reflects the Company's acquisition of an aircraft, including avionics and interior upgrades, as well as improvements to an office building that is converting to a Cambria Hotel.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2019, 2018 and 2017, the Company advanced $20.7 million, $36.0 million, and $19.7 million for these purposes, respectively. In addition, the Company received repayments totaling $14.2 million, $5.0 million, and $0.7 million for these purposes, respectively. At December 31, 2019, the Company had commitments to extend an additional $16.8 million for these purposes provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties and similar credit support to qualified franchisees, as well as to acquire, develop, own and resell real estate to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our investment to total approximately $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, franchise agreement acquisition costs, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2019, the Company had approximately $582.1 million outstanding pursuant to these financial support activities.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, open market treasury stock repurchases, acquisitions of shares in connection with the exercise or vesting of equity awards and dividends.
Debt
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes in the principal amount of $400.0 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the 2010 Senior Notes (referenced below) and for working capital and other general corporate purposes.
Bond discounts and debt issuance costs incurred in connection with the 2019 Senior Notes are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2019 Senior Notes, in whole or in part, at its option at the applicable redemption price before maturity. If the Company redeems the 2019 Senior Notes prior to September 1, 2029 (three months prior to the maturity date) (the “Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2019 Senior Notes matured on the Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 30 basis points, plus accrued and unpaid interest. If the Company redeems the 2019 Senior Notes on or after the Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
Senior Unsecured Notes due 2022
On June 27, 2012 the Company issued unsecured senior notes in the principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.0%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012.
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

Senior Unsecured Notes due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes”) at a discount of $0.6 million, bearing a coupon of 5.70% with an effective rate of 6.19%. The 2010 Senior Notes were scheduled to mature on August 28, 2020, with interest on the 2010 Senior Notes to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and other general corporate purposes.
On December 16, 2019, with the net proceeds from the issuance of the 2019 Senior Notes, the Company redeemed the 2010 Senior Notes prior to the maturity date of August 28, 2020. The early redemption provisions of the 2010 Senior Notes required the Company to redeem the notes at a price equal to the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 45 basis points. The Company paid $256.3 million to redeem the notes and recorded a loss on extinguishment of debt in the amount of $7.2 million, which included the make-whole premium of $6.3 million and the write-off of previously unamortized deferred financing fees and discounts.
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015.
The Restated Credit Agreement increased the commitments under the credit facility to $600 million and extended the final maturity date to August 20, 2023, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extensions are subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. On July 2, 2019, the Company exercised the first one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024.

The Restated Credit Agreement also provides that up to $35 million of borrowings may be used for alternative currency loans and up to $25 million of borrowings may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.

There are no subsidiary guarantors under the Restated Credit Agreement. Previously, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement required such obligated subsidiaries to guarantee the Company’s obligations under the Restated Credit Agreement (the "springing guarantee"). In the event that the springing guarantee was triggered under the Restated Credit Agreement, the same subsidiary guarantees would be required under the Company’s 2012 and 2019 Senior Notes and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement. However, on February 18, 2020, the Company amended the Restated Credit Agreement to, among other things, remove the springing guarantee and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2019, the Company maintained a total leverage ratio of 2.00x and was in compliance with all financial covenants under the Restated Credit Agreement.
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

Economic Development Loans

The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2019, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2019.

Construction Loan

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million, bears an interest rate at LIBOR plus a margin of 435 basis points and has a maturity date of March 28, 2022 with two one-year extension options. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset that requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At December 31,

2019, the Company has drawn on $33.1 million of the construction loan and recorded $0.9 million of capitalized interest costs. During the third quarter of 2019, the Company completed construction of the hotel and purchased the remaining interest of the unaffiliated joint venture partner.

Transfer of Interest
In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of December 31, 2019.
Regular Quarterly Dividends
The Company currently maintains the payment of a quarterly dividend on its common shares outstanding, however, the declaration of future dividends are subject to the discretion of our board of directors. During the year ended December 31, 2019, 2018 and 2017, the Company paid cash dividends at a quarterly rate of $0.215, per share. In December 2019, the Company's board of directors increased the quarterly dividend rate to $0.225 per share, beginning with the first dividend payable in 2020, representing a 5% increase from the previous quarterly declarations.
During the year ended December 31, 2019, 2018 and 2017, the Company paid regular quarterly cash dividends totaling $48.1 million, $48.7 million, and $48.7 million, respectively. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2020 are estimated to be approximately $50.1 million.
Share Repurchases
During the year ended December 31, 2019, the Company repurchased 0.6 million shares of its common stock under the repurchase program at a total cost of $44.1 million. Through December 31, 2019, the Company repurchased 51.1 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.4 billion. During the third quarter of 2019, the Company's board of directors approved an increase to the number of shares authorized under the share repurchase program by approximately 2.3 million shares to a total of 4.0 million shares. As of December 31, 2019, the Company had 3.9 million shares remaining under the current share repurchase authorization. We currently believe that our cash flows from operations will support our ability to complete the current board of directors repurchase authorization and upon completion of the current authorization, our board of directors will evaluate the advisability of additional share repurchases.
During 2019, the Company redeemed 79,603 shares of common stock at a total cost of $6.5 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2018 and 2017, the Company redeemed 92,366 and 154,950 shares of common stock at a total cost of $7.4 million and $9.6 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.

The following table summarizes our contractual obligations as of December 31, 2019:

	Payment due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$1,086.8	$48.2	$511.7	$52.9	$474.0
Purchase obligations(2)	380.8	97.0	184.4	41.4	58.0
Operating lease obligations	33.2	11.0	18.9	3.3	—
Other long-term liabilities(3)	30.0	—	4.1	3.7	22.2
Total contractual obligations	$1,530.8	$156.2	$719.1	$101.3	$554.2

(1)	Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2019 for our variable interest rate debt.

(2)	Purchase obligations also include commitments to provide loan and joint venture financing under various Company programs.

(3)	Other long-term liabilities primarily consist of deferred compensation plan liabilities.

The total amount of unrecognized tax positions and the related interest and penalties totaled $8.1 million at December 31, 2019. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. Refer to Note 16 to our consolidated financial statements.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements

The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guaranty a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2019 and December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 24 to our consolidated financial statements for further discussion of our off-balance sheet arrangements.
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

Owned Hotels
The Company owned five hotels at December 31, 2019, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests; and, in return, the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.

Other ancillary goods and services at owned hotels are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals and parking fees.
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

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Historically, deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company will not record any additional deferred taxes for this item in 2019.

With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 16 to Consolidated Financial Statements.

New Accounting Standards
See Recently Adopted Accounting Standards section of Note 1 and Note 27 to our consolidated financial statements for information related to our adoption of new accounting standards in 2019 and anticipated adoption of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including in certain circumstances the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $27.1 million at December 31, 2019 and we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2019, the Company had $51.3 million of variable interest rate debt instruments outstanding at an effective rate of 5.00%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2019 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $81.2 million loyalty point revenues, net of the cost of redemptions, and had a point liability and deferred revenue of $129.7 million and $60.4 million, respectively, as of December 31, 2019 associated with the Choice Privileges Loyalty Program ("Loyalty Program"). As discussed in Note 2 to the consolidated financial statements, loyalty points represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Loyalty Program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. The amount of the loyalty program fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures ("breakage").

Auditing the Loyalty Program results is complex due to: (1) the high volume of data and complexity of models used to monitor and account for the Loyalty Program results; and (2) the complexity of estimating the standalone selling price per Loyalty Program point, including the estimated redemption rate of Loyalty Program points. Such estimates are complex given the significant estimation uncertainty associated with redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program during the year. For example, we tested controls over management’s review of the assumptions and data inputs used in the accounting model and actuarial methods to estimate the ultimate redemption rate of Loyalty Program points.

To test the recognition of revenues and liabilities associated with the Loyalty Program, we included actuarial specialists on our team and performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and the liabilities associated with the Loyalty Program. We also tested significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period whereby we involved our actuarial specialists to assist in our testing procedures. We evaluated management’s methodology for estimating the redemption rate of Loyalty Program points, as well as tested underlying data and actuarial assumptions used in estimating the ultimate redemption rate.

Asset Acquisition
Description of the Matter
During 2019, the Company acquired the remaining 60% ownership interest in four Cambria properties for net consideration of $169.0 million as disclosed in Note 25 to the financial statements. The purchase represents an asset acquisition based on the concentration of value in the acquired land and buildings.

Auditing the accounting for this acquisition was complex due to: (1) the magnitude of total assets acquired and (2) the significant estimation involved in determining the relative fair value of the acquired assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included controls over the estimation process supporting the allocation of the relative fair values to each qualifying asset. We also tested management’s controls over the review of selected assumptions used in the valuation methods.

For the acquisition of these assets, we read the purchase agreement, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of the assets acquired and liabilities assumed at fair value. We included valuation specialists in our team and evaluated, among other things, whether the significant assumptions used in valuing these assets were appropriate. Specifically, when evaluating assumptions related to the acquisition of each property, we assessed the operating metrics against competitive market trends, and assessed the appropriateness and sensitivity of the discount and terminal capitalization rates utilized in the valuation model. We also utilized various external sources in order to validate the land, building, site and furniture and fixtures value to determine reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia
March 2, 2020

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
REVENUES:
Royalty fees	$388,151	$376,676	$341,745
Initial franchise and relicensing fees	27,489	26,072	23,038
Procurement services	61,429	52,088	40,451
Marketing and reservation system	577,426	543,677	499,625
Owned hotels	20,282	—	—
Other	40,043	42,791	36,438
Total revenues	1,114,820	1,041,304	941,297
OPERATING EXPENSES:
Selling, general and administrative	168,833	170,027	165,821
Depreciation and amortization	18,828	14,330	6,680
Marketing and reservation system	579,139	534,266	479,400
Owned hotels	14,448	—	—
Total operating expenses	781,248	718,623	651,901
Impairment of goodwill	(3,097)	(4,289)	—
Impairment of long-lived assets	(7,259)	—	—
Loss on sale of business	(4,674)	—	—
Gain on sale of assets, net	100	82	257
Operating income	318,642	318,474	289,653
OTHER INCOME AND EXPENSES, NET:
Interest expense	46,807	45,908	45,039
Interest income	(9,996)	(7,452)	(5,920)
Loss on extinguishment of debt	7,188	—	—
Other (gain) loss	(4,862)	1,437	(3,229)
Equity in net loss of affiliates	9,576	5,323	4,546
Total other income and expenses, net	48,713	45,216	40,436
Income before income taxes	269,929	273,258	249,217
Income taxes	47,051	56,903	126,890
Net income	$222,878	$216,355	$122,327

Basic earnings per share:	$4.00	$3.83	$2.16
Diluted earnings per share:	$3.98	$3.80	$2.15

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$222,878	$216,355	$122,327
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	1,436	862	862
Foreign currency translation adjustment	(540)	(1,609)	2,961
Other comprehensive income (loss), net of tax	896	(747)	3,823
Comprehensive income	$223,774	$215,608	$126,150

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,766	$26,642
Receivables (net of allowance for doubtful accounts of $18,482 and $15,905, respectively)	141,566	138,018
Income taxes receivable	11,126	10,122
Notes receivable, net of allowances	25,404	36,759
Other current assets	24,727	32,243
Total current assets	236,589	243,784
Property and equipment, at cost, net	351,502	127,535
Operating lease right-of-use assets	24,088	—
Goodwill	159,196	168,996
Intangible assets, net	290,421	271,188
Notes receivable, net of allowances	103,054	83,440
Investments, employee benefit plans, at fair value	24,978	19,398
Investments in unconsolidated entities	78,655	109,016
Deferred income taxes	20,747	30,613
Other assets	97,442	84,400
Total assets	$1,386,672	$1,138,370
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$73,449	$73,511
Accrued expenses and other current liabilities	90,364	92,651
Deferred revenue	71,594	67,614
Liability for guest loyalty program	82,970	83,566
Current portion of long-term debt	7,511	1,097
Total current liabilities	325,888	318,439
Long-term debt	844,102	753,514
Long-term deferred revenue	112,662	110,278
Deferred compensation and retirement plan obligations	29,949	24,212
Income taxes payable	26,147	26,276
Operating lease liabilities	21,270	—
Liability for guest loyalty program	46,698	52,327
Other liabilities	3,467	37,096
Total liabilities	1,410,183	1,322,142
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2019 and December 31, 2018; 55,702,628 and 55,679,207 shares outstanding at December 31, 2019 and December 31, 2018, respectively	951	951
Additional paid-in-capital	231,160	213,170
Accumulated other comprehensive loss	(4,550)	(5,446)
Treasury stock, at cost; 39,363,010 and 39,386,431 shares at December 31, 2019 and December 31, 2018, respectively	(1,219,905)	(1,187,625)
Retained earnings	968,833	795,178
Total shareholders’ deficit	(23,511)	(183,772)
Total liabilities and shareholders’ deficit	$1,386,672	$1,138,370
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$222,878	$216,355	$122,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,828	14,330	6,680
Depreciation and amortization - marketing and reservation system	17,294	19,597	20,609
Franchise agreement acquisition cost amortization	7,992	9,239	7,191
Impairment of goodwill	3,097	4,289	—
Impairment of long-lived assets	7,259	—	—
Loss on sale of business	4,674	—	—
Loss on debt extinguishment	7,188	—	—
Gain on disposal of assets, net	(2,103)	(56)	(237)
Provision for bad debts, net	8,240	10,542	5,514
Non-cash stock compensation and other charges	17,615	15,986	22,857
Non-cash interest and other investment (income) loss	(4,010)	3,695	(772)
Deferred income taxes	9,810	(3,510)	57,106
Equity in net losses from unconsolidated joint ventures, less distributions received	12,562	7,389	6,579
Franchise agreement acquisition cost, net of reimbursements	(38,944)	(52,929)	(30,638)
Change in working capital and other, net of acquisition	(21,824)	(2,031)	40,158
Net cash provided by operating activities	270,556	242,896	257,374
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(57,342)	(47,673)	(23,437)
Investment in intangible assets	(6,699)	(1,803)	(2,517)
Proceeds from sales of assets	10,585	3,053	1,000
Asset acquisition, net of cash acquired	(168,954)	(3,179)	—
Proceeds from sale of unconsolidated joint venture	8,937	—	—
Business acquisition, net of cash acquired	—	(231,317)	—
Payment on business disposition, net	(10,783)	—	—
Contributions to equity method investments	(27,828)	(9,604)	(50,554)
Distributions from equity method investments	10,241	1,429	4,569
Purchases of investments, employee benefit plans	(3,175)	(2,895)	(2,447)
Proceeds from sales of investments, employee benefit plans	2,217	2,825	2,245
Issuance of notes receivable	(20,722)	(36,045)	(19,738)
Collections of notes receivable	14,231	4,997	655
Other items, net	(1,875)	(1,040)	109
Net cash used in investing activities	(251,167)	(321,252)	(90,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	422,376	9,037	—
Net (repayments) borrowings pursuant to revolving credit facilities	(72,400)	20,600	(115,003)
Principal payments on long-term debt, including premium on extinguishment	(256,809)	(603)	(660)
Debt issuance costs	(3,936)	(2,590)	—
Purchases of treasury stock	(50,638)	(148,679)	(9,807)
Dividends paid	(48,089)	(48,715)	(48,651)
(Payments on) proceeds from transfer of interest in notes receivable	(24,409)	173	24,237
Proceeds from exercise of stock options	21,410	41,360	14,107
Net cash used in financing activities	(12,495)	(129,417)	(135,777)
Net change in cash and cash equivalents	6,894	(207,773)	31,482
Effect of foreign exchange rate changes on cash and cash equivalents	230	(921)	1,391
Cash and cash equivalents at beginning of period	26,642	235,336	202,463
Cash and cash equivalents at end of period	$33,766	$26,642	$235,336

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Income taxes, net of refunds	$41,859	$77,357	$39,181
Interest, net of capitalized interest	$48,179	$43,254	$42,405
Non-cash investing and financing activities:
Dividends declared but not paid	$12,535	$11,977	$12,185
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$959	$5,949	$1,099
Seller-financing to purchaser	$—	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2016	56,299,949	$951	$159,045	$(8,522)	$(1,070,383)	$553,627	$(365,282)
Net income	—	—	—	—	—	122,327	122,327
Other comprehensive income	—	—	—	3,823	—	—	3,823
Share based payment activity	538,069	—	23,403	—	15,617	—	39,020
Dividends declared	—	—	—	—	—	(48,682)	(48,682)
Treasury purchases	(158,050)	—	—	—	(9,807)	—	(9,807)
Balance as of December 31, 2017	56,679,968	951	182,448	(4,699)	(1,064,573)	627,272	(258,601)
Net income	—	—	—	—	—	216,355	216,355
Other comprehensive income	—	—	—	(747)	—	—	(747)
Share based payment activity	918,397	—	30,722	—	25,627	—	56,349
Dividends declared	—	—	—	—	—	(48,449)	(48,449)
Treasury purchases	(1,919,158)	—	—	—	(148,679)	—	(148,679)
Balance as of December 31, 2018	55,679,207	951	213,170	(5,446)	(1,187,625)	795,178	(183,772)
Net income	—	—	—	—	—	222,878	222,878
Other comprehensive income (loss)	—	—	—	896	—	—	896
Share based payment activity	654,694	—	19,698	—	18,358	—	38,056
Dividends declared	—	—	—	—	—	(48,609)	(48,609)
Treasury purchases	(631,273)	—	—	—	(50,638)	—	(50,638)
Other(1)	—	—	(1,708)	—	—	(614)	(2,322)
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)

(1) Impacts of i) adoption of Topic 606 related to a foreign joint venture accounted for as an equity method investment on Retained Earnings and ii) transaction resulting in an increase in ownership of a consolidated joint venture for the construction and operation of a Cambria Hotel on Additional Paid-in-Capital.

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

On July 23, 2019, the Company acquired the remaining interests in four operating Cambria hotels. The transaction has been accounted for as an asset acquisition and accordingly, assets and liabilities were recorded at cost and attributed to each asset class on a relative fair value basis. Refer to Note 25. As a result of this transaction and the opening of a Cambria hotel previously under development by the Company on August 1, 2019, the Company owns five open and operating Cambria hotels. The results of these hotels are primarily captured in the Owned hotels revenue and operating expense line items in the Company's consolidated statements of income.

On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Hotels Franchise Services ("WoodSpring"). The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The results have been consolidated with the Company since February 1, 2018. Refer to Note 25.
Revenue Recognition
Refer to Note 2 Revenue.
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
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $158.4 million, $141.8 million, and $114.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses on the accompanying consolidated statements of income.
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
The Company recognized impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles resulting from terminations of franchisees from the Choice system as discussed in Note 2. During the first quarter of 2019, the SaaS for vacation rentals reporting unit recognized impairment of long-lived assets as discussed in Note 6. Other than these recognized impairments, the Company did not identify any indicators of impairment of long-lived assets during the years ended December 31, 2019, 2018 and 2017.
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
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. Goodwill has been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded and a quantitative test was not required. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit during the fourth quarter of 2018 and first quarter of 2019 determining that the carrying value of the reporting unit exceeded the fair value. As a result, the Company recognized a goodwill impairment of $4.3 million and $3.1 million in the fourth quarter of 2018 and first quarter of 2019, respectively. The SaaS for vacation rentals reporting unit was sold during the second quarter of 2019, resulting in the write-off of the remaining goodwill. Refer to Note 6. Other than the SaaS for vacation rental reporting unit, the Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2019, 2018 and 2017.
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
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on inter-company transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction (gains) losses for the years ended December 31, 2019, 2018 and 2017 were $(0.1) million, $0.3 million, and $(3) thousand, respectively.

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
At December 31, 2019 and 2018, there were no outstanding derivative positions.
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
Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance at various points thereafter (collectively referred to as "Topic 842"). Topic 842 requires a lessee to recognize operating leases on its balance sheet by recording liabilities for its lease obligations and assets for its right-of-use ("ROU") of the underlying assets as of the lease commencement dates. This differs from prior treatment of operating leases in accordance with Accounting Standards Codification ("ASC") 840, Leases (Topic 840) ("Topic 840"), as operating leases were not captured on a lessee's consolidated balance sheet. Topic 842 prescribes that entities should recognize expenses on their consolidated statements of income in a manner similar to Topic 840 whereby minimum lease payments are recognized on a straight-line basis over a lease term.

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

Adoption of the standard during the first quarter of 2019 resulted in the recording of operating lease ROU assets of $28.0 million and operating lease liabilities of $38.5 million as of March 31, 2019. Topic 842 did not have an impact on our consolidated statements of income. Refer to Note 20.

2.	Revenue

Revenue Recognition
Revenues are primarily derived from franchise agreements with third-party hotel owners. The majority of the Company’s performance obligations are a series of distinct services, as described in more detail below, for which the Company receives variable consideration through franchise fees. The Company enters into franchise agreements to provide franchisees with a limited non-exclusive license to utilize the Company’s registered brand trade names and trademarks, marketing and reservation services, and other miscellaneous franchise services. These agreements typically have an initial term from 10 to 30 years, with provisions permitting franchisees or the Company to terminate the franchise agreement upon designated anniversaries of the hotel opening before the end of the initial term. An up-front initial or relicensing fee is assessed to third-party hotel owners to affiliate with our brands, which is typically paid prior to agreement execution and is non-refundable. After hotel opening, fees are typically generated based on a percentage of gross room revenues or as designated transactions and events occur (such as when a reservation is delivered to the hotel through a specified channel) and are due to the Company in the following month.
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

•
Point in time sale of goods: The Company administered the delivery of chip-enabled credit card readers to its franchisees in 2017 and 2018 to aid in compliance with industry standards in exchange for a fee. Revenue was recognized at the point in time shipment was made to the franchisee within Other revenue. The Company determined the standalone selling price was equal to the amount invoiced to the franchisee.

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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of December 31, 2019, the current and non-current deferred revenue balances are $38.6 million and $21.8 million, respectively. Loyalty points are typically redeemed within three years of issuance. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations.
Partnership Agreements
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
Other
The Company is party to other non-franchising agreements that generate revenue within Other revenue in the consolidated statements of income which are primarily SaaS arrangements for non-franchised hoteliers. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Owned Hotels
The Company owned five hotels at December 31, 2019, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and, in return, the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.

Other ancillary goods and services at owned hotels are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals and parking fees.

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
Significant changes in the contract liabilities balances during 2019 are as follows:

(in thousands)
Balance as of December 31, 2018	$153,180
Increases to the contract liability balance due to cash received	101,705
Revenue recognized in the period	(91,038)
Balance as of December 31, 2019	$163,847

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $163.8 million as of December 31, 2019. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. Capitalized franchise sales commissions are $55.7 million and $51.9 million within Other assets as of December 31, 2019 and 2018, respectively. Amortization expense and impairment loss for the years ended December 31, 2019, 2018 and 2017 were $10.0 million, $9.0 million and $7.8 million, respectively, and is reflected within SG&A expenses.

The Company makes certain payments to customers as an incentive to enter in to new franchise agreements (“Franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations for the years ended December 31, 2019, 2018 and 2017 were $1.0 million, $0.3 million and $0.3 million, respectively, and are recorded within SG&A expenses and marketing and reservation system expenses.

Sales Taxes

The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and therefore they are excluded from revenues in the consolidated financial statements.

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2019
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$388,151	$—	$388,151
Initial franchise and relicensing fees	27,489	—	27,489
Procurement services	58,248	3,181	61,429
Marketing and reservation system	499,368	78,058	577,426
Owned hotels	17,345	2,821	20,166
Other	38,860	141	39,001
Total Topic 606 revenues	$1,029,461	$84,201	1,113,662
Non-Topic 606 revenues			1,158
			$1,114,820

	Year Ended December 31, 2018
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$376,676	$—	$376,676
Initial franchise and relicensing fees	26,072	—	26,072
Procurement services	49,496	2,592	52,088
Marketing and reservation system	490,025	53,652	543,677
Other	40,360	1,058	41,418
Total Topic 606 revenues	$982,629	$57,302	1,039,931
Non-Topic 606 revenues			1,373
			$1,041,304

	Year Ended December 31, 2017
	Over time	Point in time	Total
Revenues:	(in thousands)
Royalty fees	$341,745	$—	$341,745
Initial franchise and relicensing fees	23,038	—	23,038
Procurement services	38,568	1,883	40,451
Marketing and reservation system	460,749	38,876	499,625
Other	28,744	6,298	35,042
Total Topic 606 revenues	$892,844	$47,057	939,901
Non-Topic 606 revenues			1,396
			$941,297

Marketing and reservation system and Procurement services point in time revenues represent loyalty points redeemed by members for benefits (including with third-party partners) including adjustments to estimated redemption rates, net of the cost of redemptions of $81.2 million, $56.2 million, and $40.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Non-Topic 606 revenues represent revenue from leasing (refer to Note 20) and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 21, the Corporate & Other segment amounts represent $30.7 million, $14.3 million, and $10.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees and Marketing and reservation system revenues are presented net of $1.7 million in intersegment revenues described in Note 21.

3.	Other Current Assets
Other current assets consist of the following at:

	December 31,
	2019	2018
	(in thousands)
Prepaid expenses	$21,016	$18,412
Other current assets	3,711	6,831
Land held for sale	—	7,000
Total	$24,727	$32,243

Land held for sale represented a parcel of land previously acquired by the Company as part of its program to incent franchise development in strategic markets for the Company's Cambria Hotels brand. During the year ended December 31, 2019, the Company sold the parcel of land, with a book value of $7.0 million recognizing a gain on sale of $0.1 million.

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
The following table shows the composition of the Company's notes receivable balances:

	December 31,
	2019	2018
Credit Quality Indicator:	(in thousands)
Senior	$98,545	$94,349
Subordinated	32,153	28,100
Unsecured	2,316	2,435
Total notes receivable	133,014	124,884
Allowance for losses on receivables specifically evaluated for impairment	4,426	4,426
Allowance for losses on non-impaired loans	130	259
Total loan reserves	4,556	4,685
Net carrying value	$128,458	$120,199
Current portion, net	$25,404	$36,759
Long-term portion, net	103,054	83,440
Total	$128,458	$120,199

The Company classifies notes receivable due within one year as current assets.

The Company determined that approximately $52.0 million and $52.1 million of its notes receivable were impaired at December 31, 2019 and 2018. The total unpaid principal balances of these impaired notes, which were current on principal and interest payments based on their restructured loan maturity terms, as of both December 31, 2019 and 2018 were $51.8 million. The Company recorded allowances for credit losses on these impaired loans totaling $4.4 million for both the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the average notes receivable on non-accrual status was approximately $1.7 million and $1.8 million. The Company recognized approximately $2.8 million and $44 thousand of interest income on impaired loans at December 31, 2019 and 2018, respectively, on the cash basis.
The Company provided loan reserves on non-impaired loans totaling $0.1 million and $0.3 million at December 31, 2019 and 2018, respectively.
The Company has identified loans totaling approximately $16.3 million and $12.9 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.3 million and $1.5 million, respectively, at December 31, 2019 and 2018. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2019	(in thousands)
Senior	$—	$—	$—	$98,545	$98,545
Subordinated	—	—	—	32,153	32,153
Unsecured	—	—	—	2,316	2,316
	$—	$—	$—	$133,014	$133,014
As of December 31, 2018
Senior	$—	$—	$—	$94,349	$94,349
Subordinated	—	—	—	28,100	28,100
Unsecured	—	—	—	2,435	2,435
	$—	$—	$—	$124,884	$124,884

Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $126.5 million and $114.3 million at December 31, 2019 and 2018, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities. Each of these loans have stated fixed and/or variable interest amounts.
The following table summarizes the activity related to the Company’s Notes Receivable allowance for losses for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Beginning balance	$4,685	$2,137
Provisions	—	2,779
Write-offs	(129)	(231)
Ending balance	$4,556	$4,685

Transfer of Interest
On September 12, 2017, the Company entered into an agreement to transfer $24.2 million of a $49.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In the first quarter of 2018, an additional $0.2 million was transferred for a total of $24.4 million of a $50.1 million outstanding note. The transaction did not qualify as a sale and therefore the outstanding note receivable was not derecognized on the balance sheet. The one-time cash proceeds were recorded as unrestricted cash and the future obligation to transfer principal and interest received under the note has been recorded within Other Long-Term Liabilities. In addition, the proceeds from the transfer of the interest in the note receivable have been reflected on the statement of cash flows as a financing activity. The Company retained responsibility for collecting and distributing cash received on the note and interest paid to the participant is reflected as interest expense in the Company’s consolidated statements of income. In February 2019 and in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million note receivable previously transferred prior to the maturity date. At December 31, 2019 and 2018, Other Long-Term Liabilities includes $0 and $24.4 million, pursuant to this transaction, respectively.

5. Property and Equipment
The components of property and equipment are:

	December 31,
	2019	2018
	(in thousands)
Land and land improvements	$29,648	$2,197
Construction in progress and software under development	20,138	49,920
Computer equipment and software(1)	197,665	185,191
Buildings and leasehold improvements	229,961	30,019
Furniture, fixtures, vehicles and equipment	60,798	28,937
Property and equipment, at cost	538,210	296,264
Less: Accumulated depreciation and amortization	(186,708)	(168,729)
Property and equipment, at cost, net	$351,502	$127,535

(1) In 2019, $4.8 million of Assets under capital lease were transferred to Computer equipment and software as a result of adopting Topic 842 and paying off the lease. The $4.8 million of Assets under capital lease for the year ended 2018 have been reclassified to conform to current year presentation.
In the third quarter of 2019, the Company completed an asset acquisition for four Cambria Hotels with a total net asset basis of $194.0 million. Reference Note 25.
As construction in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. In the third quarter of 2019, the rehabilitation and development of a former office building into a Cambria hotel was completed and the hotel opened. Interest capitalized as a cost of property and equipment totaled $0.2 million for the years ended December 31, 2019 and 2018.
Unamortized capitalized software development costs at December 31, 2019 and 2018 totaled $45.2 million and $38.9 million, respectively. Amortization of software development costs for the years ended December 31, 2019, 2018 and 2017 totaled $9.7 million, $11.2 million, and $11.7 million, respectively.
Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2-7 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures, vehicles and equipment	3-10 years

Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $5.5 million and $5.2 million, respectively.

6. Goodwill, Impairment of Assets, and Loss on Sale of Business
The following table details the carrying amount of our goodwill:

	December 31,
	2019	2018
	(in thousands)
Goodwill	$173,070	$173,477
Accumulated impairment losses	(7,578)	(4,481)
Disposition	(6,296)	—
Net carrying amount	$159,196	$168,996

The following is a summary of changes in the carrying amount of goodwill:

	December 31, 2018	Acquisitions	Foreign Exchange	Impairment	Disposition	December 31, 2019
Hotel Franchising	$159,196	$—	$—	$—	$—	$159,196
Other	9,800	—	(407)	(3,097)	(6,296)	—
Total	$168,996	$—	$(407)	$(3,097)	$(6,296)	$159,196

	December 31, 2017	Acquisitions	Foreign Exchange	Impairment	Disposition	December 31, 2018
Hotel Franchising	$65,813	$93,383	$—	$—	$—	$159,196
Other	14,944	—	(855)	(4,289)	—	9,800
Total	$80,757	$93,383	$(855)	$(4,289)	$—	$168,996

Goodwill has historically been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals ("Other" in the table above). Activity by reporting unit in the current and prior period is organized by reporting unit below.
Hotel Franchising
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
SaaS for vacation rentals
Fourth Quarter of 2018 evaluation
The Company acquired the SaaS for vacation rentals reporting unit on August 11, 2015 as a complementary adjacent business line to its Vacation Rentals initiative with the intention of leveraging the established SaaS based platform to acquire new customers and expand into new markets. During the period from acquisition through 2017, the performance of the reporting unit was in line with the assumptions at the time the acquisition was consummated. In the fourth quarter of 2018, the Company concluded the reporting unit did not achieve the annual revenue and customer acquisition targets. As part of the Company’s long range planning process, the Company assessed the long-term prospects for the reporting unit, determining certain investments are required to maintain the growth trajectory and achieve the customer acquisition assumed at the time of the acquisition. The Company elected not to make these investments as there was no longer a strategic alignment with the Vacation Rentals initiative. In contemplation of this strategic shift in combination with lower than expected revenues and customer acquisition in 2018, the Company revised its future outlook for the reporting unit. To estimate a fair value for the reporting unit, the Company utilized a combination of market and income approach valuation methods via quoted market prices, market multiples of comparable businesses, and performance of a discounted cash flow analysis.
During 2018, the Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminated Step 2 from the goodwill impairment test. Based on the guidance in

ASU 2017-04, the Company recognized a non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in the amount by which the carrying amount exceeded fair value of $4.3 million.
Prior to performing the goodwill impairment test, the Company assessed if any indicators of impairment were present in the long-lived assets related to the SaaS for vacation rentals reporting unit, including intangible assets. We concluded the reporting unit’s long-lived assets were not impaired as of December 31, 2018.
As of December 31, 2018, the $9.8 million of carrying value remaining in Other goodwill was fully attributable to the SaaS for vacation rentals reporting unit.
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

Second Quarter of 2019 evaluation
On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the de-recognition of net assets of the reporting unit, including the remaining goodwill of $6.3 million, the Company recognized a loss on sale of $4.7 million.
The results of the SaaS for vacation rentals reporting unit prior to the disposition are included in the Corporate & Other segment in Note 21. The impairment charges and loss on sale do not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.

7.	Intangible assets
The components of the Company's intangible assets are as follows:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in thousands)
Unamortized Intangible Assets
Trademarks(1)	$23,014	$—	$23,014	$23,014	$—	$23,014
Amortized Intangible Assets
Franchise Rights(2)	190,637	90,280	100,357	190,663	82,632	108,031
Franchise Agreement Acquisition Costs(3)	198,352	41,667	156,685	164,174	34,986	129,188
Trademarks(4)	14,300	10,961	3,339	14,055	10,562	3,493
Capitalized SaaS Licenses(5)	10,880	5,261	5,619	5,468	2,903	2,565
Contract Acquisition Costs(6)	—	—	—	5,389	1,763	3,626
Acquired Lease Rights(7)	3,041	1,634	1,407	2,237	966	1,271
	417,210	149,803	267,407	381,986	133,812	248,174
Total	$440,224	$149,803	$290,421	$405,000	$133,812	$271,188

(1)	Represents the purchase price assigned to the WoodSpring and Suburban trademarks at acquisition. The trademarks are expected to generate future cash flows for an indefinite period of time.

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

(6)
Represents non-franchise customer contracts acquired in a business combination. Amortized on a straight-line basis over a period of 5 to 12 years. Impairment and subsequent sale of the SaaS for vacation rentals reporting unit in 2019 resulted in no remaining value.

(7)
Represents acquired lease rights recognized in conjunction with the acquisition of an office building and owned hotels. The costs are being amortized over various terms of the leases which range from 39 months to 10 years.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 amounted to $19.4 million, $19.4 million, and $9.9 million, respectively.
The estimated annual amortization expense related to the Company’s amortizable intangible assets for each of the years ending December 31, 2020 through 2024 is as follows:

Year:	(in millions)
2020	$21.7
2021	$20.1
2022	$18.9
2023	$17.4
2024	$16.7
During the year ended 2019, the SaaS for vacation rentals reporting unit experienced a triggering event requiring the interim reevaluation of the reporting unit's long-lived assets group resulting in the recognition of an impairment of $7.3 million. The reporting unit was subsequently sold. Reference discussion of the impairment and sale in Note 6.

8. Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent variable interest entities ("VIEs") totaling $74.4 million and $103.0 million on the consolidated balance sheets at December 31, 2019 and 2018, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company has determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the years ended December 31, 2019, 2018 and 2017, the Company recognized losses totaling $11.3 million, $8.0 million and $7.1 million from the investment in these entities, respectively. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties as described in Note 24 of these financial statements.
Equity method investment ownership interests at December 31, 2019 and 2018 are as follows:

	Ownership Interest
Equity Method Investment	December 31, 2019	December 31, 2018
Main Street WP Hotel Associates, LLC	50%	50%
FBC-CHI Hotels, LLC (2)	—%	40%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC	50%	50%
CS Maple Grove, LLC (3)	—%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC (1)	16%	16%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC	45%	45%
Choice Hotels Canada, Inc. (1)	50%	50%
Pine Street Long Beach LLC	50%	50%
SY Valley Vineyard Resorts LLC	50%	50%
CS Lakeside Santa Clara LLC	50%	50%
CS Main Pleasant Hill LLC (4)	—%	50%
BL 219 Holdco, LP	50%	—%
Integrated 32 West Randolph LLC	20%	—%
(1) Non-variable interest entity investments
(2) During the third quarter of 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels under the equity method investment and sold its 40% ownership interest in the fifth hotel. Following the redemption, the Company consolidated the operations of the four acquired hotels, and recognized a $6.0 million loss on the sale of the fifth hotel which is recorded in equity in net loss (income) of affiliates. The financial results of the 100% owned hotels have been consolidated in the Company's financial statements since July 23, 2019. Reference Note 25.
(3) During the second quarter of 2019, the Company sold its ownership interest in the equity method investment recognizing a gain of $1.4 million.
(4) During the fourth quarter of 2019, the Company terminated its ownership interest in the equity method investment recognizing a loss of $0.4 million.

The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues	$109,896	$118,324	$87,033
Operating income	12,617	11,790	8,171
Income (loss) from continuing operations	(1,400)	1,658	2,140
Net income (loss)	$(2,564)	$477	$940

	As of December 31,
	2019	2018
	(in thousands)
Current assets	$53,324	$75,453
Non-current assets	390,881	465,361
Total assets	$444,205	$540,814

Current liabilities	$27,583	$32,234
Non-current liabilities	261,039	239,581
Total liabilities	$288,622	$271,815

9. Other Assets
Other assets consist of the following at:

	December 31,
	2019	2018
	(in thousands)
Land and buildings	$29,700	$29,643
Capitalized franchise sales commissions (refer to Note 2)	55,662	51,929
Other assets	12,080	2,828
Total	$97,442	$84,400

Land and buildings

Land and buildings represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Cambria Hotels brand and is classified as Other Assets as the real estate is not presently under active construction.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$41,939	$42,518
Accrued interest	12,954	16,640
Dividends payable	12,535	11,977
Deferred rent and unamortized lease incentives	—	2,772
Termination benefits	1,782	744
Current operating lease liabilities	10,099	—
Other liabilities and contingencies	11,055	18,000
Total	$90,364	$92,651

11.	Deferred Revenue
Deferred revenue consists of the following:

	December 31,
	2019	2018
	(in thousands)
Initial franchising and relicensing fees	$106,196	$104,287
Loyalty programs	60,428	53,749
System implementation fees	7,986	8,764
Procurement services fees	6,037	7,872
Other	3,609	3,220
Total	$184,256	$177,892
Current portion	$71,594	$67,614
Long-term portion	112,662	110,278
Total	$184,256	$177,892

Refer to Note 2 for revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty program.

12.	Other Non-Current Liabilities

Other non-current liabilities consist of the following at:

	December 31,
	2019	2018
	(in thousands)
Deferred rent and unamortized lease incentives	$—	$7,903
Uncertain tax positions	3,094	1,788
Participating interest in notes receivable (refer to Note 4)	—	24,409
Other liabilities	373	2,996
Total	$3,467	$37,096
Uncertain tax positions have been recorded for potential exposures involving tax positions that could be challenged by taxing authorities.

13.	Debt
Debt consists of the following at:

	December 31,
	2019	2018
	(in thousands)
$400 million senior unsecured notes due 2022 with an effective interest rate of 6.0% less deferred issuance costs of $2.3 million and $3.2 million at December 31, 2019 and December 31, 2018, respectively	$397,680	$396,844
$250 million senior unsecured notes with an effective interest rate of 6.19% less a discount and deferred issuance costs of $0.5 million at December 31, 2018	—	249,489
$600 million senior unsecured credit facility with an effective interest rate of 2.76% and 3.50%, less deferred issuance costs of $2.7 million and $3.0 million at December 31, 2019 and December 31, 2018, respectively	15,502	87,582
$400 million senior unsecured notes due 2029 with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $6.0 million at December 31, 2019	394,039	—
Construction loan with an effective interest rate of 6.23% and 6.70%, less deferred issuance costs of $0.6 million and $0.9 million at December 31, 2019 and December 31, 2018, respectively	32,465	7,652
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.2 million and $0.4 million at December 31, 2019 and December 31, 2018, respectively	7,511	8,197
Economic development loans with an effective interest rate of 3.0% at December 31, 2019 and December 31, 2018, respectively	4,416	4,240
Other notes payable	—	607
Total debt	$851,613	$754,611
Less current portion	7,511	1,097
Total long-term debt	$844,102	$753,514

Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2019 were as follows:

Year Ending:	Senior Notes	Construction Loan	Revolving Credit Facility	Other Notes Payable	Total
	(in thousands)
2020	$—	$—	$—	$7,511	$7,511
2021	—	—	—	—	—
2022	397,680	32,465	—	—	430,145
2023	—	—	—	4,416	4,416
2024	—	—	15,502	—	15,502
Thereafter	394,039	—	—	—	394,039
Total payments	$791,719	$32,465	$15,502	$11,927	$851,613

Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into a Restated Credit Agreement, which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015.
The Restated Credit Agreement increased the commitments under the credit facility to $600 million and extended the final maturity date to August 20, 2023, subject to optional one-year extensions that can be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extensions is subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $35 million of borrowings under the Restated Credit Agreement may be used for alternative currency loans and up to $25 million of borrowings under the Revolver may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions. On July 2, 2019, the Company exercised the first one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024.
There are no subsidiary guarantors under the Restated Credit Agreement. Previously, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement required such obligated subsidiaries to guarantee the Company’s obligations under the Restated Credit Agreement (the "springing guarantee"). In the event that the springing guarantee was triggered under the Restated Credit Agreement the same subsidiary guarantees would be required under the 2012 and 2019 Senior Notes and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement. However, on February 18, 2020, the Company amended the Restated Credit Agreement to, among other things, remove the springing guarantee and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2019, the Company was in compliance with all financial covenants under the Restated Credit Agreement.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The proceeds of the Restated Credit Agreement are expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement.
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes in the principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the 2010 Senior Notes (referenced below) and for working capital and other general corporate purposes.

Bond discounts and debt issuance costs incurred in connection with the 2019 Senior Notes are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The Company may redeem the 2019 Senior Notes, in whole or in part, at its option at the applicable redemption price before they mature. If the Company redeems the 2019 Senior Notes prior to September 1, 2029 (three months prior to the maturity date) (the “Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2019 Senior Notes matured on the Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 30 basis points, plus accrued and unpaid interest. If the Company redeems the 2019 Senior Notes on or after the Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
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
Senior Unsecured Notes Due 2020
On August 25, 2010, the Company issued unsecured senior notes in the principal amount of $250 million (the "2010 Senior Notes") at a discount of $0.6 million, bearing a coupon of 5.7% with an effective rate of 6.19%. The 2010 Senior Notes were scheduled to mature on August 28, 2020, with interest to be paid semi-annually on February 28th and August 28th. The Company used the net proceeds from the offering, after deducting underwriting discounts and other offering expenses, to repay outstanding borrowings and for other general corporate purposes.
Bond discounts and debt issuance costs incurred in connection with the 2010 Senior Notes were amortized on a straight-line basis, which was not materially different than the effective interest method, through maturity. Amortization of these costs are included in interest expense in the consolidated statements of income.
On December 16, 2019, with the net proceeds from the issuance of the 2019 Senior Notes, the Company redeemed the 2010 Senior Notes prior to the maturity date of August 28, 2020. The early redemption provisions of the 2010 Senior Notes required the Company to redeem the notes at a price equal to the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 45 basis points. The Company paid $256.3 million to redeem the notes and recorded a loss on extinguishment of debt in the amount of $7.2 million, which included the make whole premium of $6.3 million and the write off of previously unamortized deferred financing fees and discounts.

Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million, bears an interest rate at LIBOR plus a margin of 435 basis points and has a maturity date of March 28, 2022 with two one-year extension options. The Company has made certain guaranties on this construction loan, referred to in Note 24. At December 31, 2019, the Company recorded $0.9 million of capitalized interest costs. The Company incurred $0.9 million in debt issuance costs in connection with the construction loan which are amortized using the straight-line method, which is not materially different than the effective interest method, through the maturity date. Amortization of these costs is included in interest expense in the consolidated statements of income. During the third quarter of 2019, the Company completed construction of the hotel and purchased the remaining interest of the unaffiliated joint venture partner.

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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2019, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of December 31, 2019.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $32.1 million and $26.1 million at December 31, 2019 and 2018, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2019, 2018 and 2017 were $5.3 million, $(0.7) million, and $3.7 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $27.1 million and $21.3 million as of December 31, 2019 and 2018, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2019, the Company expects $2.1 million of the assets held in the trust to be distributed during the year ended December 31, 2020 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2019, 2018 and 2017 of $4.9 million, $(1.3) million, and $3.2 million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2019 and 2018.

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
Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Deferred Compensation Plan.
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets whose fair value was determined using Level 3 inputs.
The Company's policy is to recognize transfers in and transfers out of the three levels of the fair value hierarchy as of the end of each quarterly reporting period. There were no transfers between Level 1, 2 and 3 assets during the years ended December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2019
Mutual funds(1)	$24,927	$24,927	$—	$—
Money market funds(1)	2,192	—	2,192	—
Total	$27,119	$24,927	$2,192	$—
December 31, 2018
Mutual funds(1)	$19,378	$19,378	$—	$—
Money market funds(1)	1,923	—	1,923	—
Total	$21,301	$19,378	$1,923	$—
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
The Company believes the fair value of notes receivable approximate their carrying value, which is estimated utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the notes receivable, see Note 4.
The fair value of the Company's $250 million 2010 Senior Notes, $400 million 2012 Senior Notes, and $400 million 2019 Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2019 and 2018, the $400 million 2012 Senior Notes had an approximate fair value of $432.0 million and $415.7 million, respectively. On December 16, 2019, with the net proceeds from the 2019 Senior Notes, the Company, at its option, redeemed the 2010 Senior Notes prior to the maturity date of August 28, 2020. Refer to Note 13. At December 31, 2018, the $250 million 2010 Senior Notes had an approximate fair value of $257.0 million. At December 31, 2019, the $400 million 2019 Senior Notes had an approximate fair value of $403.4 million.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may be possible and may not be a prudent management decision.

16.	Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
U.S.	$259,943	$251,056	$217,725
Outside the U.S.	9,986	22,202	31,492
Income from before income taxes	$269,929	$273,258	$249,217

The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current tax expense
Federal	$31,556	$48,941	$63,279
State	10,154	8,966	5,183
Foreign	1,619	1,471	2,000
Deferred tax (benefit) expense
Federal	3,380	(1,459)	55,007
State	1,635	(959)	1,676
Foreign	(1,293)	(57)	(255)
Income taxes	$47,051	$56,903	$126,890

Net deferred tax assets consisted of:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued compensation	$13,070	$12,790
Accrued expenses	32,193	30,721
Tax credits	8,978	2,438
Operating lease liabilities	7,324	—
Foreign net operating losses	2,330	2,119
Partnership interests	—	548
Other	2,827	3,033
Total gross deferred tax assets	66,722	51,649
Less: Valuation Allowance	(10,840)	(1,653)
Deferred tax assets	55,882	49,996
Deferred tax liabilities:
Property, equipment and intangible assets	(22,280)	(17,212)
Operating lease ROU assets	(7,324)	—
Partnership interests	(3,002)	—
Other	(2,529)	(2,171)
Deferred tax liabilities	(35,135)	(19,383)
Net deferred tax assets	$20,747	$30,613

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  On the basis of this evaluation, the Company recorded a net change to its valuation allowance of $9.2 million to bring the total valuation allowance to $10.8 million as of December 31, 2019.

As of December 31, 2019, the Company had approximately $0.9 million of net operating losses related to state tax jurisdictions. The state net operating losses are due to expire at various dates but no later than 2039.  In 2019, the Company identified $11.6 million of state tax credit carryforwards due to expire at various dates but no later than 2034. The Company believes that it is more likely than not that the benefits from certain state tax credit carryforwards will not be realized. Accordingly, the Company has provided a valuation allowance of $9.0 million for these credits.

As of December 31, 2019, the Company had foreign net operating losses of $7.3 million. The Company believes that it is more likely than not that the benefits from certain foreign NOL carryforwards will not be realized. Accordingly, the Company has provided a valuation allowance of $5.6 million on the deferred tax assets related to the foreign net operating losses. Most of the remaining foreign net operating losses have an indefinite carry forward life.

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.4%	2.9%	1.8%
Benefits and taxes related to foreign operations	(0.6)%	(0.5)%	(3.9)%
Excess tax benefit on share-based compensation	(1.6)%	(1.8)%	(1.5)%
Unrecognized tax positions	1.6%	(0.4)%	(0.2)%
Transition Tax imposed on unrepatriated foreign earnings	—%	(0.1)%	14.1%
Write-down of net deferred tax assets due to U.S. rate change	—%	0.4%	5.3%
Tax credits	(9.6)%	(0.5)%	(0.3)%
Valuation allowance on tax credits	3.6%	—%	—%
Other	(0.4)%	(0.2)%	0.6%
Effective income tax rates	17.4%	20.8%	50.9%

The Company's effective income tax rates from continuing operations were 17.4%, 20.8% and 50.9%, for the years ended December 31, 2019, 2018 and 2017, respectively.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has incurred tax for the year ended December 31, 2018.
The effective income tax rate for the year ended December 31, 2019 was lower than the U.S. federal income tax rate of 21.0% due to tax credits recognized during the year of $11.6 million, excess tax benefits from share-based compensation, and the impact of foreign operations, partially offset by the impact of state income taxes. The effective income tax rate for the year ended December 31, 2018 was lower than the U.S. federal income tax rate of 21% due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes.

As of December 31, 2019, 2018, and 2017, the Company’s gross unrecognized tax benefits totaled $7.7 million, $1.6 million, and $2.3 million respectively. After considering the deferred income tax accounting impact, it is expected that about $4.4 million of the total as of December 31, 2019 would favorably affect the effective tax rate if resolved in the Company’s favor. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2019	2018	2017
	(in thousands)
Balance, January 1	$1,588	$2,284	$2,691
Changes for tax positions of prior years	4,633	(861)	(16)
Increases for tax positions related to the current year	2,084	165	138
Settlements and lapsing of statutes of limitations	(567)	—	(529)
Balance, December 31	$7,738	$1,588	$2,284

It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $1.4 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax return for tax years 2015 and 2016 remain subject to examination by the Internal Revenue Service for a tax credit refund claim. Further, the Company's federal income tax return for tax years 2017 and 2018 also remain subject to examination by the Internal Revenue Service.

The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2019 and 2018. The Company had $0.3 million and $0.2 million of accrued interest and penalties at December 31, 2019 and 2018, respectively.

17. Share-Based Compensation and Capital Stock
Dividends
The Company currently pays a quarterly dividend on its common stock of $0.225 per share, however the declaration of future dividends is subject to the discretion of the board of directors. The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
During the year ended December 31, 2019, the Company's quarterly dividend rate was $0.215 per share for the first three quarters. In the fourth quarter of 2019, the Company's board of directors announced an increase in the quarterly dividend rate to $0.225 per share. Annual dividends declared during the year ended December 31, 2019 were $0.87 per share or $48.5 million. During the year ended December 31, 2018, the Company's quarterly dividend rate was $0.215 per share. Annual dividends declared during the year ended December 31, 2018 were $0.86 per share or $48.4 million. During the year ended December 31, 2017, the Company's quarterly dividend rate was $0.215 per share. Annual dividends declared during the year ended December 31, 2017 were $0.86 per share or $48.6 million.
In addition, during the years ended December 31, 2019, 2018 and 2017, the Company paid previously declared but unrecorded dividends totaling $0.2 million, $0.1 million, and $0.1 million, respectively, that were contingent upon the vesting of performance vested restricted units.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of which 2.8 million shares of the Company's common stock remain available for grant as of December 31, 2019. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.

Stock Options
The Company granted approximately 0.1 million, 0.1 million and 0.2 million options to certain employees of the Company at a fair value of approximately $2.2 million, $1.8 million and $2.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	2.46%	2.58%	1.76%
Expected volatility	21.49%	21.17%	21.64%
Expected life of stock option	4.4 years	4.6 years	4.6 years
Dividend yield	1.06%	1.05%	1.42%
Requisite service period	4 years	4 years	4 years
Contractual life	7 years	7 years	7 years
Weighted average fair value of options granted (per option)	$15.84	$16.27	$10.81
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
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2019 was $36.5 million and $24.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $15.8 million, $26.4 million and $9.2 million, respectively.
The Company received $21.4 million, $41.4 million and $14.1 million in proceeds from the exercise of 0.4 million, 0.8 million and 0.4 million employee stock options during the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$39.01 to $48.75	148,737	1.2 years	$45.59	148,737	$45.59
$48.76 to $65.00	477,821	3.1 years	$56.54	338,814	$57.22
$65.01 to $81.55	247,337	5.7 years	$81.32	26,373	$81.55
	873,895	3.5 years	$61.69	513,924	$55.10

Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	For the Year Ended December 31,
	2019	2018	2017
Restricted shares granted	167,731	101,325	175,644
Weighted average grant date fair value per share	$81.92	$81.21	$61.84
Aggregate grant date fair value ($000)	$13,741	$8,229	$10,862
Restricted shares forfeited	32,735	46,785	30,375
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested ($000)	$10,671	$8,025	$12,616

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
The following table is a summary of activity related to PVRSU grants:

	For the Years Ended December 31,
	2019	2018	2017
Performance vested restricted stock units granted at target	83,934	100,919	162,523
Weighted average grant date fair value per share	$81.15	$81.25	$60.63
Aggregate grant date fair value ($000)	$6,811	$8,200	$9,853
Stock units forfeited	18,379	27,255	74,734
Requisite service period	36 - 48 months	36 - 39 months	30 - 36 months
During the years ended December 31, 2019, 2018 and 2017, PVRSUs totaling 73,242, 31,048 and 39,056, respectively, vested at a fair value of $5.5 million, $2.5 million, and $1.8 million, respectively. During the year ended December 31, 2019, an additional 1,583 units were awarded because the Company's performance exceeded the conditions provided in the awards. During the year ended December 31, 2018, PVRSU award vested at target, therefore no additional PVRSU units were awarded. During the year ended December 31, 2017, an additional 9,491 PVRSU units were awarded because the Company's performance exceeded the conditions provided in the awards.
There were no stock units forfeited from the cancellation of shares for the year ended December 31, 2019 due to the Company not achieving certain performance conditions contained in the stock awards. Stock units forfeited include the cancellation of 416, and 14,754 shares for the years ended December 2018 and 2017, respectively, since the Company did not achieve certain performance conditions contained in the stock awards.

A summary of stock-based award activity as of December 31, 2019, 2018 and 2017 and the changes during the years are presented below:

	2019
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,186,180	$54.13		303,765	$65.06	336,820	$63.28
Granted	141,827	$81.15		167,731	$81.92	83,934	$81.15
Performance-Based Leveraging*	—	$—		—	$—	1,583	$51.49
Exercised/Vested	(446,456)	$47.96		(126,664)	$60.39	(73,242)	$50.69
Expired	—	$—		—	$—	—	$—
Forfeited	(7,656)	$51.49		(32,735)	$72.54	(18,379)	$72.50
Outstanding at December 31, 2019	873,895	$61.69	3.5 years	312,097	$75.23	330,716	$70.03
Options exercisable at December 31, 2019	513,924	$55.10	2.6 years

* PVRSU units outstanding have been increased by 1,583 units during the year ended December 31, 2019, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

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

* PVRSU units outstanding have been increased by 9,491 units during the year ended December 31, 2017, due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods.
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows:

	For the Year Ended December 31,
(In millions)	2019	2018	2017
Stock options	$2.2	$2.4	$9.2
Restricted stock	8.0	6.8	9.0
Performance vested restricted stock units	6.4	5.8	6.7
Total	$16.6	$15.0	$24.9
Income tax benefits	$4.0	$3.6	$9.2

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2019 are as follows:

	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
	(in millions)
Stock options	$3.0	2.57 years
Restricted stock	15.9	2.52 years
Performance vested restricted stock units	8.7	1.83 years
Total	$27.6
Share Repurchases and Redemptions
The Company purchased stock under a stock repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements. During the year ended December 31, 2019, the Company repurchased 0.6 million shares of its common stock under the repurchase program at a total cost of $44.1 million. During the year ended December 31, 2018, the Company repurchased 1.8 million shares of its common stock under the repurchase program at a total cost of $141.2 million. During the year ended December 31, 2017, the Company repurchased 3,100 shares of its common stock under the repurchase program at a total cost of 0.2 million. On a cumulative basis through December 31, 2019, the Company repurchased 51.1 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.4 billion.
During 2019, the Company redeemed 79,603 shares of common stock at a total cost of $6.5 million from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. During 2018 and 2017, the Company redeemed 92,366 and 154,950 shares of common stock at a total cost of $7.4 million and $9.6 million, respectively. These redemptions were outside the share repurchase program initiated in June 1998.

18.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Foreign currency translation adjustments	$(4,550)	$(4,010)	$(2,401)
Deferred loss on cash flow hedge	—	(1,436)	(2,298)
Total accumulated other comprehensive loss	$(4,550)	$(5,446)	$(4,699)

Cash Flow Hedge
In July 2010, the Company entered into an interest rate swap agreement to protect itself from an increase in the market interest rate on $250 million of 10-year, fixed rate debt with the coupon to be set at market interest rates. The interest rate swap agreement was designated as a cash flow hedge under the accounting guidance for derivatives and hedging. In August 2010, upon issuance of the related fixed-rate debt, the Company terminated and settled the interest rate swap agreement for a cash payment of $8.7 million. The Company recorded the effective portion of this deferred loss as a component of accumulated other comprehensive income (loss) and is amortizing it over the term of the related debt as interest expense. The ineffective portion was recognized immediately as a component of earnings under interest expense in the Company’s consolidated statements of income. On December 16, 2019, the Company paid off the 2010 Senior Notes early and the unamortized deferred loss of $0.6 million was written off and recorded as a loss on extinguishment of debt.

The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)			(in thousands)
Beginning Balance	$(1,436)	$(4,010)	$(5,446)	$(2,298)	$(2,401)	$(4,699)
Other comprehensive loss before reclassification	—	(540)	(540)	—	(1,609)	(1,609)
Amounts reclassified from accumulated other comprehensive income	1,436	—	1,436	862	—	862
Net current period other comprehensive income (loss)	1,436	(540)	896	862	(1,609)	(747)
Ending Balance	$—	$(4,550)	$(4,550)	$(1,436)	$(4,010)	$(5,446)

The amounts below were reclassified from other accumulated other comprehensive income (loss) to the following line items in the Company's Consolidated Statements of Income. There is no income tax expense (benefit) attributable to these components.

Component	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Year Ended December 31,
(In thousands)	2019	2018
Loss on cash flow hedge:
Interest rate contract	$790	$862	Interest expense
Interest rate contract	646	—	Loss on extinguishment of debt
Total	$1,436	$862

19. Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Computation of Basic Earnings Per Share:
Numerator:
Net income	$222,878	$216,355	$122,327
Income allocated to participating securities	(1,352)	(1,248)	(845)
Net income available to common shareholders	$221,526	$215,107	$121,482
Denominator
Weighted average common shares outstanding - basic	55,358	56,130	56,114
Basic earnings per share	$4.00	$3.83	$2.16

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$222,878	$216,355	$122,327
Income allocated to participating securities	(1,346)	(1,241)	(842)
Net income available to common shareholders	$221,532	$215,114	$121,485
Denominator:
Weighted average common shares outstanding - basic	55,358	56,130	56,114
Diluted effect of stock options and PVRSUs	310	471	412
Weighted average commons shares outstanding - diluted	55,668	56,601	56,526
Diluted earnings per share	$3.98	$3.80	$2.15
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
At December 31, 2019, 2018 and 2017, the Company had 0.9 million, 1.2 million, and 2.0 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive. For the years ended December 31, 2019 and 2017, no anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the year ended December 31, 2018, the Company excluded 0.1 million of anti-dilutive stock options from the diluted earnings per share calculation.
PVRSUs are also included in the diluted earnings per share calculation if the performance conditions have been met at the reporting date. However, at December 31, 2019, 2018 and 2017, PVRSUs totaling 168,244, 242,942, and 251,228, respectively, were excluded from the computation since the performance conditions had not been met.

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

The Company has operating leases primarily for office space, buildings, and equipment. Our leases have remaining lease terms of one month to four years, some of which may include options to extend leases for up to fifteen years and some which may include options to terminate the leases within one year.

The Company's lease costs were as follows:

Year ended December 31, 2019
(in thousands)
Operating lease cost	$9,837
Sublease income	(84)
Total lease cost	$9,753

Leases recorded on the consolidated balance sheet consist of the following:

December 31, 2019
(in thousands)
Assets:
Operating lease right-of-use assets	$24,088
Liabilities:
Current operating lease liabilities	$10,099
Long-term operating lease liabilities	21,270
Total lease liabilities	$31,369

Other information related to the Company's lease arrangements is as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,322
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$3,818
Weighted-average remaining lease term	3.09 years
Weighted-average discount rate(1)	3.60%

(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.

Maturities of lease liabilities are as follows:

As of December 31, 2019
(in thousands)
2020	$11,043
2021	10,276
2022	8,558
2023	3,321
2024	2
Thereafter	—
Total minimum lease payments	$33,200
Less imputed interest	1,831
Present value of minimum lease payments	$31,369

During the year ended December 31, 2019, the Company entered into a sale and leaseback transaction in which we sold an office building for a gain of $2.0 million within the Marketing and reservation system line item on the consolidated statements of income and entered into a lease terminating in 2020. This lease is included in the tables above.

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

Lessor

The Company leases to third-party tenants (i) an office building with a remaining lease term of less than two years and (ii) a restaurant space within an operating hotel with a remaining lease term of less than ten years. Income for the two leases comprises of fixed and fixed escalating lease payments of $1.2 million for the year ended December 31, 2019. Neither lease contains an option to purchase the underlying assets. The Company elected to not separate lease and nonlease components.

Related Party

The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the year ended December 31, 2019, the Company received $12 thousand pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement between the Company and an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. In May 2016, the sublease was amended for the expansion of the office space. The sublease was not renewed following April 2019. The sublease had a month-to-month term, with a 90-day notice period and annual lease payments totaling approximately $0.1 million. During the year ended December 31, 2019, the Company received approximately $49 thousand in rent payments associated with this lease. Subsequent to the sublease and affiliated lease ending in the office space in April 2019, the entity controlled by family member of the Company's largest shareholder entered into a separate lease with the third-party lessor. The Company reimburses the entity for use of the space by the Company's Chairman. During the year ended December 31, 2019, the Company reimbursed the entity approximately $76 thousand.

21.Reportable Segment Information

Hotel Franchising: Hotel Franchising includes the Company's hotel franchising operations consisting of its fourteen brands. The fourteen brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. These services do not represent separate reportable segments as their operations are directly related to the Company's hotel franchising business. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation system activities to calculate hotel franchising operating income.

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

The intersegment revenue adjustment is from the elimination of Hotel Franchising revenue which include royalty and marketing and reservation system fees charged to our owned hotels against franchise fee expense recognized by our owned hotels in Corporate & Other operating income (loss).

Our President and Chief Executive Officer, who is our chief operating decision maker (“CODM”), does not use assets by operating segment when assessing performance or making operating segment resource allocations and therefore assets by segment are not disclosed below.

The following tables present the financial information for the Company's segments:

	For the Year Ended December 31, 2019
	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
(In thousands)
Revenues	$1,085,860	$30,700	$(1,740)	$1,114,820
Operating income (loss)	392,405	(73,763)	—	318,642
Depreciation and amortization	7,995	10,833	—	18,828
Income (loss) before income taxes	382,829	(112,900)	—	269,929

	For the Year Ended December 31, 2018
	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
(In thousands)
Revenues	$1,027,047	$14,257	$—	$1,041,304
Operating income (loss)	378,014	(59,540)	—	318,474
Depreciation and amortization	7,352	6,978	—	14,330
Income (loss) before income taxes	372,691	(99,433)	—	273,258

	For the Year Ended December 31, 2017
	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
(In thousands)
Revenues	$930,479	$10,818	$—	$941,297
Operating income (loss)	356,187	(66,534)	—	289,653
Depreciation and amortization	462	6,218	—	6,680
Income (loss) before income taxes	351,641	(102,424)	—	249,217
The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2019, 2018 and 2017 were $69.5 million, $72.1 million, and $65.8 million, respectively.

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

On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. On June 5, 2019 and June 27, 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of six WoodSpring branded hotels. One new franchise agreement was signed between the Company and Sunburst during the year ended December 31, 2019. As of December 31, 2019, Sunburst operates 4 hotels under franchise with the Company.

Total franchise fees, including royalty, marketing and reservation system fees, paid by Sunburst to the Company, included in the accompanying consolidated financial statements were $1.8 million, $1.9 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, accounts receivable included $0.2 million and $0.2 million, respectively, due from Sunburst.
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use; additionally, the have had leasing arrangements with an entity controlled by the family members of the Company's largest shareholder. Refer to Note 20, Operating Leases.
Foreign Subsidiary Credit Agreement
In August 2016, the Company entered into a credit agreement with a related party to a foreign subsidiary. Borrowings under the agreement carry an interest rate of 4.0% per year. As of December 31, 2018, the Company had $0.6 million outstanding under this agreement, which was reflected within the current portion of long term debt on the balance sheet. The Company settled the outstanding balance as part of the sale of the SaaS for vacation rentals reporting unit in the second quarter of 2019.
23. Transactions with Unconsolidated Joint Ventures
In August 2015, the Company entered into a $24.4 million promissory note with a development company which is a member of one of the Company’s unconsolidated joint ventures. In October 2016, the Company increased the loan and funded an additional $1.0 million. The Company has advanced a total of $25.4 million as of December 31, 2019. The promissory note matures on September 3, 2023, bears interest at variable rates, and is payable monthly.
In October 2017, May 2018, and December 2018, the Company entered into three promissory notes with a development company which is a member of one of the Company's unconsolidated joint ventures formed in 2018. The October 2017 promissory note matured in January 2019 and was repaid in full. The May 2018 and December 2018 promissory notes were extended and mature in May 2020 and March 2020, respectively, bear interest at fixed and variable rates, and are payable monthly. At December 31, 2019, the outstanding balance of the promissory notes totaled $20.5 million.
In May 2019, the Company entered into a joint venture agreement with a development company which has outstanding promissory notes totaling $50.1 million as of December 31, 2019. The Company has determined the promissory notes are impaired and recorded allowances for credit losses on these impaired loans in the amount of $2.8 million. The promissory notes mature in November 2022, bear interest at fixed and variable rates, and are payable monthly.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the years ended December 31, 2019, 2018 and 2017, fees earned and payroll costs reimbursed under this arrangement totaled $2.3 million, $1.7 million and $1.4 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $25.2 million, $25.4 million, and $22.4 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded $1.4 million and $1.1 million as a receivable due from these joint ventures as of December 31, 2019 and 2018, respectively. In addition, the Company paid commissions of $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, to an online travel agent for which the Company is a joint venture member.

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guaranty a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2019 and

December 31, 2018. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.
In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Refer to Note 4. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note under certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. The Company retains the full loan balance as recorded in Notes receivable, net of allowances as of December 31, 2019.

Commitments
The Company has the following commitments outstanding:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. At December 31, 2019, the Company had commitments to extend an additional $300.4 million for these purposes provided certain conditions are met by its franchisees.

•
The Company committed to make additional capital contributions totaling $10.1 million to existing joint ventures related to the construction of various hotels to be operated under the Company's Cambria Hotels brand.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $34.6 million, upon certain conditions being met. As of December 31, 2019, $17.7 million has been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset that requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. At December 31, 2019, the Company has borrowed $33.1 million of the construction loan and recorded $0.9 million of capitalized interest costs. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. Additionally, the Company purchased the remaining interest of the unaffiliated joint venture partner in the third quarter of 2019.

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

25.	Acquisitions

2019 Asset Acquisition

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
In accordance with the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the purchase represents an asset acquisition based on the concentration of value in the acquired land and buildings. This assessment was performed on the four hotels as a group of similar identifiable assets based on the similar risk characteristics as operating Cambria Hotels. The $25.0 million previously in investments in unconsolidated entities is included in the total net asset basis of $194.0 million. The total net asset basis was attributed to each asset and asset class based on a relative fair value allocation to qualifying assets, resulting in $21.7 million to land, $148.4 million to building and improvements, $27.0 million to furniture, fixtures, and equipment, $0.8 million to an in-place lease intangible asset, and $3.9 million to net liabilities assumed.

2018 WoodSpring Suites Business Combination

On February 1, 2018, the Company acquired 100% of the issued and outstanding equity interest of WoodSpring Suites. At the time of the acquisition, WoodSpring franchised 239 economy extended stay hotels across 35 U.S. states. The total consideration was $231.6 million, which consisted of cash paid, net of cash acquired, of $231.3 million as well as liabilities assumed of $0.4 million and a preliminary working capital adjustment of $0.1 million. The transaction has been accounted for as a business combination and accordingly, assets acquired, and liabilities assumed were recorded at their fair values as of the acquisition date. The results of WoodSpring have been consolidated with the Company since February 1, 2018 and are included in the Company’s hotel franchising segment.
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

26. Selected Quarterly Financial Data—(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2019(1)
(in thousands, except per share data)
Revenues	$218,320	$317,684	$310,732	$268,084	$1,114,820
Operating income	$45,050	$102,537	$102,420	$68,635	$318,642
Income before income taxes	$36,479	$94,154	$85,924	$53,372	$269,929
Net income	$30,081	$74,389	$76,239	$42,169	$222,878
Earnings per share:
Basic	$0.54	$1.34	$1.37	$0.76	$4.00
Diluted	$0.54	$1.33	$1.36	$0.75	$3.98

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2018(1)
(in thousands, except per share data)
Revenues	$209,394	$295,441	$291,490	$244,979	$1,041,304
Operating income	$46,249	$109,016	$111,168	$52,041	$318,474
Income before income taxes	$30,461	$100,024	$102,443	$40,330	$273,258
Net income	$25,086	$79,839	$79,959	$31,471	$216,355
Earnings per share:
Basic	$0.44	$1.41	$1.42	$0.56	$3.83
Diluted	$0.44	$1.40	$1.41	$0.56	$3.80

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

•
Marketing and Reservation System Activities: Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, quarterly or annual deficits and surpluses may be generated from the Company’s contractual obligation to utilize marketing and reservation system revenues to provide franchise services defined in the franchise agreements. During the year ended December 31, 2019, the Company incurred surpluses (deficits) from marketing and reservation system activities totaling ($9.8) million, $12.3 million, ($1.4) million and ($2.9) million, respectively, in the first, second, third and fourth quarters. During the year ended December 31, 2018, the Company incurred surpluses (deficits) from marketing and reservation system activities totaling ($12.2) million, $20.8 million, $14.0 million and ($13.2) million, respectively, in the first, second, third and fourth quarters.

•	Investment income and losses: The Company’s net income reflects gains and losses related to the Company’s investments held in non-qualified retirement plans and are subject to market conditions.

•
Operating income and net income in 2019 reflect the Company's acquisition of four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company opened in the third quarter of 2019. The Company recognized revenue related to these hotels totaling $8.7 million and $11.6 million during the third and fourth quarters of 2019, respectively. The addition of these owned hotels contributed operating income of $0.5 million and $0.4 million for the third and fourth quarter of 2019, respectively. In addition, the Company sold an unconsolidated joint venture interest resulting in a loss of $6.0 million in the third quarter of 2019. Refer to Notes 8 and 25 of our consolidated financial statements.

•
During the fourth quarter of 2019, the Company recorded a loss on extinguishment of debt of $7.2 million for the early redemption of the unsecured senior notes in the principal amount of $250 million due in August 2020 prior to their maturity date.

•
The Company acquired WoodSpring on February 1, 2018 and incurred acquisition transaction and integration costs totaling $4.2 million, $0.8 million, $0.6 million and $1.3 million in SG&A expenses in the first, second, third and fourth quarters of 2018, respectively.

•
The Company's fourth quarter 2018 results reflect an impairment of non-hotel franchising goodwill of $4.3 million in the impairment of goodwill line item and a loan valuation allowance charge of $2.8 million in SG&A expenses. In addition, the Company recognized an additional impairment of non-hotel franchising goodwill and long-lived assets of $3.1 million and $7.3 million, respectively, in the first quarter of 2019 related to the Company's SaaS for vacation rentals reporting unit. The reporting unit was disposed of on June 3, 2019 and the Company recognized an additional $4.7 million loss on the sale during the second quarter of 2019. Refer to Item 7, Critical Accounting Policies and Note 6 to our consolidated financial statements for additional information.

27. Future Adoption of Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance at various points thereafter ("Topic 326"), which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Topic 326 requires enhanced disclosures, including qualitative and quantitative requirements, to provide insight to significant estimates and judgments used in estimating credit losses and the amounts recorded in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Topic 326 requires the use of the modified retrospective approach for adoption. The Company will adopt Topic 326 on January 1, 2020 and currently expects a cumulative-effect adjustment to be recorded in retained earnings as of the date of adoption that will not be material to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies disclosure requirements on fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have an impact on the consolidated financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2018-15 on a prospective basis on January 1, 2020. As the majority of the Company's hosting arrangements are service contracts, the capitalization and subsequent amortization of implementation costs incurred after adoption are expected to impact the timing, but not classification, of expense recognition.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2019-12 but does not expect adoption will have a material impact on the consolidated financial statements and disclosures.

28. Subsequent Events

On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure, resulting in the recognition of income tax benefits and a deferred tax asset in the first quarter of 2020 in accordance with ASU 2016-16.

On February 18, 2020, the Company entered into the First Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the “Amendment”) among the Company, Deutsche Bank AG New York Branch, as administrative agent (the “Administrative Agent”) and the lenders party thereto. The Amendment amended the Restated Credit Agreement. Prior to the Amendment, the Credit Agreement provided that if certain subsidiaries of the Company were to incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, those obligated subsidiaries were required to guarantee the Company’s obligations under the unsecured revolving credit facility provided pursuant to the Restated Credit Agreement (the “springing guarantee”). The Amendment, among other things, removes the springing guarantee and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.

On February 28, 2020, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend is payable on April 16, 2020 to shareholders of record on April 2, 2020.

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

An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

Item 9B. Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The required information on directors will be contained in the Company’s proxy statement, and reference is expressly made to the proxy statement for the specific information incorporated in this Form 10-K. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Information about our Executive Officers"

Code of Ethics
The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.
The Code of Ethics is available free of charge through our internet website located at www.choicehotels.com. We will also provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics. Requests should be directed to Investor Relations, 1 Choice Hotels Circle, Suite 400, Rockville, MD 20850 (telephone number (301) 592-5100).

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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options at December 31, 2019.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b)
Equity compensation plans approved by shareholders	873,895	$61.69	2,844,746
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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
Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable.

1. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(q)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

4.04(r)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05*	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.02(d)	Amended and Restated Chairman’s Service Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(s)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.03(e)	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(m)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

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

10.06(z)	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.07(p)	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.08(n)	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(s)	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.08B(aa)	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.10(f)	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.11(bb)	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.12(x)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., Woodspring Hotels LLC and Woodspring Hotels Franchise Services LLC

10.13(w)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

10.14(l)	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

10.15(l)
Fourth Amendment to Office Lease between Choice Hotels International Services Corp. a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated September 25, 2019

10.16(k)
First Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.

(d)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013.

(g)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.

(h)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.

(i)	Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.

(j)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.

(k)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 18, 2020, filed February 21, 2020.

(l)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 5, 2019.

(m)
Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011.

(n)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.

(o)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017.

(p)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(q)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.

(r)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on November 27, 2019.

(s)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.

(t)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014.

(u)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 24, 2015, filed April 29, 2015.

(v)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016 and filed January 13, 2016.

(w)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on August 20, 2018.

(x)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated December 15, 2017, filed December 18, 2017.

(y)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 4, 2017.

(z)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 21, 2017, filed April 24, 2017.
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

Dated: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	March 2, 2020
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	March 2, 2020
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	March 2, 2020
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2020
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	March 2, 2020
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	March 2, 2020
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	March 2, 2020
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	March 2, 2020
John P. Tague

/s/ LIZA LANDSMAN	Director	March 2, 2020
Liza Landsman

/s/ MAUREEN SULLIVAN	Director	March 2, 2020
Maureen Sullivan

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Dominic E. Dragisich

/s/ SCOTT E. OAKSMITH	Senior Vice President, Finance & Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Scott E. Oaksmith