Form 10-Q
period 2020-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2020-05-11
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

The number of shares of common stock outstanding on April 30, 2020 was 55,356,894.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
REVENUES
Royalty fees	$70,339	$80,353
Initial franchise and relicensing fees	7,284	6,807
Procurement services	13,797	11,947
Marketing and reservation system	110,385	110,064
Owned hotels	9,422	—
Other	6,948	9,149
Total revenues	218,175	218,320
OPERATING EXPENSES
Selling, general and administrative	28,835	39,514
Depreciation and amortization	6,529	3,616
Marketing and reservation system	130,447	119,839
Owned hotels	6,034	—
Total operating expenses	171,845	162,969
Impairment of goodwill	—	(3,097)
Impairment of long-lived assets	—	(7,304)
Gain on sale of assets, net	—	100
Operating income	46,330	45,050
OTHER INCOME AND EXPENSES, NET
Interest expense	11,380	11,211
Interest income	(2,288)	(2,613)
Loss on extinguishment of debt	607	—
Other losses (gains)	4,277	(2,198)
Equity in net loss of affiliates	1,955	2,171
Total other income and expenses, net	15,931	8,571
Income before income taxes	30,399	36,479
Income tax (benefit) expense	(25,064)	6,398
Net income	$55,463	$30,081

Basic earnings per share	$1.00	$0.54
Diluted earnings per share	$0.99	$0.54

Cash dividends declared per share	$0.225	$0.215
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Net income	$55,463	$30,081
Other comprehensive (loss) income, net of tax:
Amortization of loss on cash flow hedge	—	215
Foreign currency translation adjustment	(664)	(207)
Other comprehensive (loss) income, net of tax	(664)	8
Comprehensive income	$54,799	$30,089

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$321,954	$33,766
Receivables (net of allowance for credit losses of $24,250 and $18,482, respectively)	148,281	141,566
Income taxes receivable	10,553	11,126
Notes receivable	27,237	26,265
Less: Allowance for notes receivable credit losses	(3,076)	(861)
Other current assets	26,330	24,727
Total current assets	531,279	236,589
Property and equipment, at cost, net	351,045	351,502
Operating lease right-of-use assets	23,689	24,088
Goodwill	159,196	159,196
Intangible assets, net	292,030	290,421
Notes receivable	112,785	106,749
Less: Allowance for notes receivable losses	(10,026)	(3,695)
Investments, employee benefit plans, at fair value	21,083	24,978
Investments in unconsolidated entities	78,583	78,655
Deferred income taxes	49,346	20,747
Other assets	94,942	97,442
Total assets	$1,703,952	$1,386,672
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$68,987	$73,449
Accrued expenses and other current liabilities	65,939	90,364
Deferred revenue	60,442	71,594
Current portion of long-term debt	7,335	7,511
Liability for guest loyalty program	52,717	82,970
Total current liabilities	255,420	325,888
Long-term debt	1,208,945	844,102
Long-term deferred revenue	126,656	112,662
Deferred compensation and retirement plan obligations	25,869	29,949
Income taxes payable	26,147	26,147
Operating lease liabilities	20,196	21,270
Liability for guest loyalty program	81,291	46,698
Other liabilities	3,282	3,467
Total liabilities	1,747,806	1,410,183
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2020 and December 31, 2019; 55,340,423 and 55,702,628 shares outstanding at March 31, 2020 and December 31, 2019, respectively	951	951
Additional paid-in-capital	221,553	231,160
Accumulated other comprehensive loss	(5,214)	(4,550)
Treasury stock, at cost; 39,725,215 and 39,363,010 shares at March 31, 2020 and December 31, 2019, respectively	(1,265,888)	(1,219,905)
Retained earnings	1,004,744	968,833
Total shareholders’ deficit	(43,854)	(23,511)
Total liabilities and shareholders’ deficit	$1,703,952	$1,386,672
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,463	$30,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,529	3,616
Depreciation and amortization – marketing and reservation system	4,873	4,521
Franchise agreement acquisition cost amortization	2,819	2,685
Gain on disposal of assets	—	(2,120)
Provision for credit losses, net	7,686	2,983
Impairment of long-lived assets	—	7,304
Impairment of goodwill	—	3,097
Loss on extinguishment of debt	607	—
Non-cash stock compensation and other charges	(2,575)	3,989
Non-cash interest and other loss (income)	4,339	(2,495)
Deferred income taxes	(26,677)	(2,257)
Equity in net losses from unconsolidated joint ventures, less distributions received	2,105	3,954
Franchise agreement acquisition cost, net of reimbursements	(7,122)	(6,401)
Change in working capital and other, net of acquisition	(42,283)	(31,014)
Net cash provided by operating activities	5,764	17,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(6,229)	(14,906)
Investment in intangible assets	(1,004)	(760)
Proceeds from sales of assets	—	10,585
Contributions to equity method investments	(2,201)	(8,495)
Distributions from equity method investments	157	5,724
Purchases of investments, employee benefit plans	(1,544)	(1,603)
Proceeds from sales of investments, employee benefit plans	1,697	1,637
Issuance of notes receivable	(5,778)	(1,755)
Collections of notes receivable	63	5,096
Other items, net	14	197
Net cash used in investing activities	(14,825)	(4,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	396,800	42,400
Principal payments on long-term debt	(33,239)	(123)
Purchase of treasury stock	(54,072)	(31,951)
Dividends paid	(12,791)	(12,163)
Proceeds from issuance of long term debt	—	8,491
Payments on transfer of interest in notes receivable	—	(24,409)
Proceeds from exercise of stock options	1,235	9,203
Net cash provided by (used in) financing activities	297,933	(8,552)
Net change in cash and cash equivalents	288,872	5,111
Effect of foreign exchange rate changes on cash and cash equivalents	(684)	57
Cash and cash equivalents at beginning of period	33,766	26,642
Cash and cash equivalents at end of period	$321,954	$31,810
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,024	$807
Interest, net of capitalized interest	$12,627	$19,885
Non-cash investing and financing activities:
Dividends declared but not paid	$12,313	$11,970
Investment in property and equipment acquired in accounts payable	$2,709	$5,732

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income (loss)	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (2)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share based payment activity	294,826	—	(9,607)	—	8,089	—	(1,518)
Dividends declared ($0.225 per share) (3)	—	—	—	—	—	(12,721)	(12,721)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)
(1) Impact of adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance ("Topic 606") related to a foreign joint venture accounted for as an equity method investment.
(2) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which was adopted on January 1, 2020. Refer to Note 1 for additional details.
(3) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In light of uncertainty resulting from the COVID-19 pandemic, we have taken the action to suspend future, undeclared dividends for at least the remainder of 2020. Reference Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020. Interim results are not necessarily indicative of the entire year results. All inter-company transactions and balances between Choice Hotels International, Inc. and its subsidiaries have been eliminated in consolidation.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2019. The significant accounting policies that changed in 2020 are set forth below.
Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance at various points thereafter ("Topic 326"). Under legacy standards, we recognized an impairment of receivables when it was probable that a loss had been incurred. Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (which includes losses that may be incurred in future periods), and enhanced disclosures to provide insight to significant estimates and judgments used in estimating credit losses. The Company adopted Topic 326 on January 1, 2020 using the modified retrospective approach resulting in a cumulative-effect adjustment of $6.8 million (inclusive of deferred taxes) recorded in retained earnings as of the date of adoption. The scope and provisions of Topic 326 most significantly impacted the allowance for the Company's notes receivables. While trade receivables are in the scope, the provisions of Topic 326 did not significantly alter the accounting policy for allowance for trade receivables given the duration of such receivables is typically 30 days. Refer to Note 3 for further details on the adoption of Topic 326 and the impact to the Company's accounting policies for Notes Receivable.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on a retrospective basis on January 1, 2020, with limited modifications to its fair value footnote disclosure. Refer to Note 7.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU

2018-15 on a prospective basis on January 1, 2020. As the majority of the Company's hosting arrangements are service contracts, the capitalization and subsequent amortization of implementation costs incurred after adoption are expected to impact the timing, but not classification, of expense recognition.

Recently Issued Accounting Standard

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification ("ASC") 740, Income Taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2019-12, but does not expect adoption will have a material impact on the consolidated financial statements and disclosures.

2.    Revenue

Contract Liabilities

Contract liabilities relate to (i) advance consideration received, such as initial franchise and relicensing fees paid when a franchise agreement is awarded and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when Choice Privileges points are issued, but for which revenue is not yet recognized since the related points have not been redeemed.
Initial and relicensing fees are charged when (i) new hotels enter the franchise system, (ii) there is a change of ownership, or (iii) existing franchise agreements are extended. These revenues are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. System implementation fees charged to franchisees are also deferred and recognized as revenue over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first date the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees and system implementation fees will typically be recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
Loyalty points represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in the consolidated balance sheets. The amount of the loyalty program fees in excess of the point liability represents current and non-current deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures. The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability, which was adjusted in the first quarter of 2020 to reflect an anticipated longer issuance to redemption period in light of impacts from the COVID-19 pandemic. Loyalty points are typically redeemed within three years of issuance.
Significant changes in the contract liabilities balances during the period December 31, 2019 to March 31, 2020 are as follows:

(in thousands)
Balance as of December 31, 2019	$163,847
Increases to the contract liability balance due to cash received	20,137
Revenue recognized in the period	(19,068)
Balance as of March 31, 2020	$164,916

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $164.9 million as of March 31, 2020. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$70,339	$—	$70,339	$80,353	$—	$80,353
Initial franchise and relicensing fees	7,284	—	7,284	6,807	—	6,807
Procurement services	13,288	509	13,797	11,487	460	11,947
Marketing and reservation system	99,329	11,056	110,385	104,078	5,986	110,064
Owned hotels	8,021	1,293	9,314	—	—	—
Other	6,687	—	6,687	8,869	—	8,869
Total Topic 606 revenues	$204,948	$12,858	217,806	$211,594	$6,446	218,040
Non-Topic 606 revenues			369			280
Total revenues			$218,175			$218,320

Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $10.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively, and are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees and Marketing and reservation system revenues are presented net of $0.8 million in intersegment revenues for the three months ended March 31, 2020 as described in Note 11.

3.    Notes Receivable and Allowance for Credit Losses

The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. As of March 31, 2020 and December 31, 2019, the Company had $140.0 million and $133.0 million, respectively, in notes receivable loans outstanding.

The Company has developed a systematic methodology to determine its allowance for credit losses across our portfolio of notes receivable loans. The Company monitors the risk and performance of our portfolio by the level of security in collateral (i.e., senior, subordinated or unsecured). As each of the Company’s notes receivable loans has unique risk characteristics, the Company deploys its methodology to calculate allowances for credit losses at the individual notes receivable loan level.

The Company primarily utilizes a discounted cash flow ("DCF") approach to measure the credit allowance, influenced by the key economic variables of each note receivable loan. The Company identified the key economic variables for these loans to be loan-to-cost ("LTC") or loan-to-value ("LTV") ratios and debt service coverage ratio ("DSCR"). The LTC or LTV ratio represents the loan principal relative to the project cost or value and is an indication of the ability to be re-paid principal at loan maturity. The DSCR represents borrower net operating income as a percentage of the interest and principal payments incurred (i.e., debt service) on all debt of the borrower and is an indication of the ability of the borrower to timely pay amounts due during the term of the loan. The LTC or LTV ratios and DSCR are considered during loan underwriting as indications of risk and, accordingly, we believe these factors are the most representative risk indicators for calculating the allowance for credit loss. Loans with higher LTC or LTV ratios and lower DSCR ratios generally are representative of loans with greater risk and, accordingly, have higher credit allowances as a percentage of loan principal. Conversely, loans with lower LTC or LTV ratios and higher DSCR ratios generally are representative of loans with lesser risk and, accordingly, have lower credit allowances as a percentage of loan principal.

The following table shows the composition of the Company's notes receivable balances based on the level of security credit quality indicator:

(in thousands)	March 31, 2020	December 31, 2019
Senior	$104,924	$98,545
Subordinated	32,643	32,153
Unsecured	2,455	2,316
Total notes receivable	140,022	133,014
Total allowance for notes receivable losses	13,102	4,556
Total notes receivable, net of allowance	$126,920	$128,458
Current portion, net of allowance	$24,161	$25,404
Long-term portion, net of allowance	$102,759	$103,054

Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2020	2019	2018	Prior	Total
Senior	$—	$23,570	$20,546	$60,808	$104,924
Subordinated	—	2,270	11,492	18,881	32,643
Unsecured	—	—	629	1,826	2,455
Total notes receivable	$—	$25,840	$32,667	$81,515	$140,022

As disclosed in Note 1, Topic 326 requires a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. As of the adoption date of January 1, 2020, the Company established a credit allowance on its notes receivable loans of $12.9 million, an increase from a previous loan allowance of $4.6 million as of December 31, 2019. The cumulative-effect adjustment of adopting Topic 326 of $6.8 million, net of tax impact, is recorded in the consolidated balance sheets in the Retained earnings line item.

The following table summarizes the activity related to the Company’s Notes Receivable allowance for credit losses, including the impacts of adopting Topic 326:

(in thousands)	March 31, 2020	December 31, 2019
Beginning balance	$4,556	$4,685
Reserves established from adoption of Topic 326	8,348	—
Provisions	198	—
Write-offs	—	(129)
Ending balance	$13,102	$4,556

The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received. The amortized cost basis of notes receivable on non-accrual status was $1.7 million at both March 31, 2020 and December 31, 2019.
The Company has identified loans totaling approximately $14.2 million and $16.3 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.2 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

Past due balances of notes receivable by credit quality indicators are as follows:

(in thousands)	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2020
Senior	$—	$—	$—	$104,924	$104,924
Subordinated	—	—	—	32,643	32,643
Unsecured	—	—	—	2,455	2,455
	$—	$—	$—	$140,022	$140,022
As of December 31, 2019
Senior	$—	$—	$—	$98,545	$98,545
Subordinated	—	—	—	32,153	32,153
Unsecured	—	—	—	2,316	2,316
	$—	$—	$—	$133,014	$133,014

The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of March 31, 2020. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $124.9 million and $126.5 million as of March 31, 2020 and December 31, 2019, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.

4.    Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $74.4 million on the consolidated balance sheets at both March 31, 2020 and December 31, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2020 and 2019, the Company recognized losses totaling $2.0 million and $2.4 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.

5.    Debt
Debt consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
$400 million senior unsecured notes due 2022 with an effective interest rate of 6.0% less deferred issuance costs of $2.1 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively	$397,896	$397,680
$400 million senior unsecured notes due 2029 with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.8 million and $6.0 million at March 31, 2020 and December 31, 2019, respectively	394,184	394,039
$600 million senior unsecured revolving credit facility with an effective interest rate of 1.91% and 2.76%, less deferred issuance costs of $2.6 million and $2.7 million at March 31, 2020 and December 31, 2019, respectively	412,449	15,502
Construction loan with an effective interest rate of 6.23%, less deferred issuance costs of $0.6 million at December 31, 2019.	—	32,465
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.1 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively	7,335	7,511
Economic development loans with an effective interest rate of 3.0% at March 31, 2020 and December 31, 2019, respectively	4,416	4,416
Total debt	$1,216,280	$851,613
Less current portion	7,335	7,511
Total long-term debt	$1,208,945	$844,102

The Company increased borrowings on its senior unsecured revolving credit facility by $396.8 million in the first quarter of 2020, primarily to increase liquidity in response to the COVID-19 pandemic. The additional drawn amounts that were not otherwise utilized for operational purposes during the quarter are being held as cash on the Company’s consolidated balance sheet. See the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

On February 18, 2020, the Company entered into the First Amendment (the "Amendment") to the Amended and Restated Senior Unsecured Credit Agreement (the “Credit Agreement”) among the Company, Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto. The Amendment amended the Credit Agreement. Prior to the Amendment, the Credit Agreement provided that if certain subsidiaries of the Company were to incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, those obligated subsidiaries were required to guarantee the Company’s obligations under the unsecured revolving credit facility provided pursuant to the Restated Credit Agreement (the “springing guarantee”). The Amendment, among other things, removes the springing guarantee and other provisions and references in the Credit Agreement related to the potential existence of subsidiary guarantors.
On March 5, 2020, the Company paid off the construction loan in the amount $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.

On April 16, 2020, the Company entered into a senior unsecured credit agreement, which provides for a $250 million unsecured term loan with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension that can be requested by the Company prior to the initial maturity date, with any such extension subject to the consent of the lenders under the Credit Agreement and certain customary conditions. Refer to Note 14 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2020 and 2019:

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2019	$—	$(4,550)	$(4,550)
Other comprehensive loss before reclassification	—	(664)	(664)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	—	(664)	(664)
Balance as of March 31, 2020	$—	$(5,214)	$(5,214)

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(207)	(207)
Amounts reclassified from accumulated other comprehensive loss	215	—	215
Net current period other comprehensive income (loss)	215	(207)	8
Balance as of March 31, 2019	$(1,221)	$(4,217)	$(5,438)

During the three months ended March 31, 2019, $0.2 million was reclassified from accumulated other comprehensive loss to Interest expense in the Company's Consolidated Statements of Income with reference to a cash flow hedge loss on an interest rate contract. There was no income tax expense or benefit. There were no amounts reclassified during the three months ended March 31, 2020, as the debt related to the Interest rate contract was paid off in December 2019.

7.    Fair Value Measurements
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
Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company's Deferred Compensation Plan.
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2020
Mutual funds(1)	$20,260	$20,260	$—	$—
Money market funds(1)	2,429	—	2,429	—
Total	$22,689	$20,260	$2,429	$—
As of December 31, 2019
Mutual funds(1)	$24,927	$24,927	$—	$—
Money market funds(1)	2,192	—	2,192	—
Total	$27,119	$24,927	$2,192	$—
(1) Included in Investments, employee benefit plans, at fair value and Other current assets on the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair value of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's senior unsecured revolving credit facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on the Notes Receivable, refer to Note 3.
The fair values of the Company's $400 million senior unsecured notes due 2022 and $400 million senior unsecured notes due 2029 are classified as Level 2, as the significant inputs are observable in an active market. At March 31, 2020 and December 31, 2019, the $400 million senior unsecured notes due 2022 had an approximate fair value of $374.8 million and $432.0 million, respectively. At March 31, 2020 and December 31, 2019, the $400 million senior unsecured notes due 2029 had an approximate fair value of $322.6 million and $403.4 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

8. Income Taxes

The effective income tax rates were (82.5)% and 17.5% for the three months ended March 31, 2020 and 2019, respectively.

On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure that resulted in a $30.6 million tax benefit. In accordance with ASU 2016-16, the Company recorded the $30.6 million benefit and a corresponding deferred tax asset in the first quarter of 2020. The effective income tax rate for the three months ended March 31, 2020 was further lowered by $2.4 million of excess tax benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2020 would have been 18.1% without the reorganization of its foreign legal entity structure.

The effective income tax rate for the three months ended March 31, 2019 was lower than the U.S. federal income tax rate of 21.0% primarily due to $2.0 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we do not expect a significant impact to our consolidated financial statements.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax (expense) benefit are as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock options	$491	$591
Restricted stock	1,944	1,976
Performance vested restricted stock units	(5,187)	1,150
Total	$(2,752)	$3,717
Income tax (expense) benefit	$(674)	$881

Refer to the discussion of Performance Vested Restricted Stock Units (“PVRSUs”) leveraging for unvested grants below.
A summary of stock-based award activity as of March 31, 2020 and changes during the three months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	873,895	$61.69		312,097	$75.23	330,716	$70.03
Granted	158,620	91.28		112,563	91.28	93,388	91.28
Performance-Based Leveraging(1)	—	—		—	—	30,116	61.31
Exercised/Vested	(22,553)	54.74		(81,926)	69.27	(176,471)	58.68
Expired	—	—			—	(16,117)	60.50
Forfeited	—	—		(16,761)	78.99	(8,173)	78.19
Outstanding at March 31, 2020	1,009,962	$66.49	2.8 years	325,973	$82.08	253,459	$85.00
Options exercisable at March 31, 2020	664,405	$57.27	2.8 years

(1) PVRSUs outstanding have been increased by 30,116 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods which vested in the three months ending March 31, 2020.
The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2020 Grants
Risk-free interest rate	0.99%
Expected volatility	20.88%
Expected life of stock option	5.9 years
Dividend yield	0.99%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$17.25

Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the three months ended March 31, 2020 range from 36 to 48 months.

The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 to 48 month requisite service period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted. Management monitors the leveraging of unvested PVRSUs and adjusts the leveraging percentages based on estimated achievement of performance targets. During the three months ended March 31, 2020, the Company reduced the leveraging factor for 227,114 unvested PVRSUs to 0%, based on management's estimate of achievement of performance targets with contemplation to impacts from the COVID-19 pandemic, contained in PVRSUs granted in the current and prior periods.

Share Repurchases and Redemptions
The Company purchased 548,031 shares of common stock under the share repurchase program at a total cost of $43.3 million during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company redeemed 128,103 shares of common stock at a total cost of approximately $12.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
In light of uncertainty resulting from the COVID-19 pandemic, the Company has temporarily suspended activity under the share repurchase program. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

10.    Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Computation of Basic Earnings Per Share:
Numerator:
Net income	$55,463	$30,081
Income allocated to participating securities	(317)	(179)
Net income available to common shareholders	$55,146	$29,902
Denominator:
Weighted average common shares outstanding – basic	55,343	55,347
Basic earnings per share	$1.00	$0.54

Computation of Diluted Earnings Per Share:
Numerator:
Net income	$55,463	$30,081
Income allocated to participating securities	(316)	(179)
Net income available to common shareholders	$55,147	$29,902
Denominator:
Weighted average common shares outstanding – basic	55,343	55,347
Diluted effect of stock options and PVRSUs	334	310
Weighted average common shares outstanding – diluted	55,677	55,657
Diluted earnings per share	$0.99	$0.54

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
At March 31, 2020 and 2019, the Company had 1.0 million and 1.1 million outstanding stock options, respectively. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive.

For the three months ended March 31, 2020, no anti-dilutive stock options were excluded from the diluted EPS calculation. For the three months ended March 31, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at March 31, 2020 and 2019, PVRSUs totaling 253,459 and 324,140, respectively, were excluded from the computation since the performance conditions had not been met.

11.    Reportable Segment Information

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
Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing performance or making operating segment resource allocations and therefore assets by segment are not disclosed below.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$208,047	$10,905	$(777)	$218,175
Operating income (loss)	$50,534	$(4,204)	$—	$46,330
Income (loss) before income taxes	$48,579	$(18,180)	$—	$30,399

	Three Months Ended March 31, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$214,992	$3,328	$—	$218,320
Operating income (loss)	$70,457	$(25,407)	$—	$45,050
Income (loss) before income taxes	$68,287	$(31,808)	$—	$36,479

12.     Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at March 31, 2020:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At March 31, 2020, the Company had commitments to extend an additional $296.3 million for these purposes provided the conditions of the payment are met by its franchisees.

•
To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $9.5 million to support their efforts to construct Cambria hotels.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $34.5 million, upon certain conditions being met. As of March 31, 2020, $23.8 million have been disbursed.

•
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. On March 5, 2020, the Company paid off the construction loan in the amount $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.

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

13.     Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended March 31, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.3 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended March 31, 2020 and 2019, the Company recorded royalty and marketing reservation system fees of approximately $4.6 million and $4.6 million, respectively. The Company recorded $1.6 million and $1.4 million as a receivable due from these joint ventures as of March 31, 2020 and December 31, 2019, respectively. In addition, the Company paid commissions of $37 thousand and $50 thousand for the three months ended March 31, 2020 and 2019, respectively, to an on-line travel agent for which the Company is a joint venture member.
14.     Subsequent Events

On April 16, 2020, the Company entered into the Credit Agreement, which provides for a $250 million Term Loan (the "Term Loan") with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension that can be requested by the Company prior to the initial maturity date. The effectiveness of such extension is subject to the consent of the lenders under the Credit Agreement and certain customary conditions.
The Term Loan and all accrued but unpaid interest thereon must be repaid in full on the maturity date.  Upon the occurrence of certain asset sales, debt issuances and equity issuances, subject to the exceptions set forth in the Credit Agreement, the Company is required to make certain mandatory principal prepayments of the Term Loan in an amount equal to 100% of the net cash proceeds of such transactions.
The Credit Agreement provides that the Company may elect to have the Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin ranging from 200 to 275 basis points or (ii) a base rate plus a margin ranging from 100 to 175 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating.
The Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends and stock repurchases, the Company may not declare or make any payment, subject to certain exceptions set forth in the Credit Agreement, if (i) there is an existing event of default or if the payment would create an event of default or (ii) (x) the Company’s total leverage ratio exceeds 4.0 to 1.0 or (y) liquidity (defined in the Credit Agreement as the Company’s unrestricted cash and cash equivalents plus undrawn amounts under the Company’s existing senior unsecured revolving credit facility) is less than $250 million, in each case, both before or immediately after giving effect to such payment.
The Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0. If the Company maintains an Investment Grade Rating, as defined in the Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable.
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together the "Company", "we", or "our") contained in this report. MD&A is provided as a supplement to -- and should be read in conjunction with -- our consolidated financial statements and the accompanying notes.

Impact of the COVID-19 Pandemic

The rapidly evolving spread of COVID-19 has caused significant disruptions to the global economy and the hospitality industry, including in the U.S. where the majority of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities around the world to impose or recommend measures intended to control its spread, including temporary closures of many businesses, "shelter in place" orders, travel restrictions, cancellation of events including sporting events, conferences and meetings, social distancing measures and other governmental regulations that have significantly reduced demand for travel. As a result of the reduced demand for travel and other governmental actions, there have been complete or partial suspension of hotel operations in certain markets in which our hotels are located. All of these effects of the COVID-19 pandemic have negatively impacted the hospitality industry and the Company both financially and operationally.

For the Company, the impacts of COVID-19 were experienced most sharply in the final ten days of the first quarter of 2020. Domestic occupancy levels were below 50% overall for the month of March, but ranged between 25.5% and 32.5% in the last ten days of the month. As a result of these occupancy levels, we experienced decreases in revenue per available room ("RevPAR") from the comparative prior year quarter of 15.0%, and comparative prior year March of 36.5%. Lower occupancy and RevPAR trends have continued into April and May and, as a result, we expect significant impact on our second quarterly results of operations. As of March 31, 2020, and May 6, 2020, there were approximately 10% and 3%, respectively, of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election.

While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. In addition, as of March 31, 2020, the Company has approximately $507.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility. The Company also entered into a $250 million unsecured term loan (the "Term Loan") on April 16, 2020, further bolstering its liquidity. Based on our business model, the financial mitigation measures describe below, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. These measures include, but are not limited to, the following:

•	Implemented fee-deferral programs for domestic and international franchisees.

•	Suspended one-time finance charges, reputation management fees and guest relations handling fees through June 30, 2020.

•	Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.

•	Successfully advocated to expand the amount of and eligibility requirements for government relief SBA programs and other CARES Act benefits to help franchisees retain employees and service their debt.

•	Established a proactive, ongoing multi-channel franchisee outreach and education program that is actively helping thousands of hotel owners access this newly available capital.

•	Revised its guest cancellation policy to provide travelers greater flexibility during these challenging times and deferred the expiration of loyalty points.

•	Implemented travel restrictions and work-from-home practices for the Company’s employees.

The Company has made a priority of working closely with its franchisees to drive business to their hotels across a wide variety of industries and government and emergency-management agencies. Many of the Company's franchisees have committed their rooms inventory at discounted rates, or on a complimentary basis, to support their communities in dealing with the effects of the pandemic, opening their hotels for hospital overflows and providing temporary housing for first responders, the National Guard, healthcare workers, critical infrastructure workers and others in dire need. In addition, to support local communities, the Company is working with its philanthropic partner, Operation Homefront, to provide complimentary lodging to service members and their families who have been displaced from their current housing. The Company is also working with Serta, Inc. to contribute to its “Stay Home, Send Beds” initiative, which is providing bed donations to help address nationwide shortages at hospitals and temporary medical facilities.

Management and the Board of Directors have taken steps to adjust the Company’s cost structure and increase its financial flexibility, which include, but are not limited to, the following actions:

•	Reduced the compensation of the Board of Directors, chief executive officer, and other executive officers for the remainder of 2020.

•
Implemented furloughs of certain domestic and international positions through June 30, 2020, subject to reevaluation by the Company. During the furlough period, impacted employees will continue to be covered under the Company’s healthcare plans in which they currently participate, and the Company will cover each impacted employee’s portion of their healthcare premiums.

•	Terminated approximately 20 employees in connection with the consolidation of its call center operations.

•	Introduced a hiring freeze except with respect to certain critical positions and suspended associates’ 401(k) match.

•	Eliminated, reduced or deferred non-essential expenditures, discretionary capital expenditures and investments. We are actively working with vendors to achieve relief on fees or timing of fee payment.

•	Temporarily suspended activity under the Company’s share repurchase program.

•	Determined to suspend future, undeclared dividends for at least the remainder of 2020.

•	Entered into the Term Loan on a precautionary basis, enhancing the Company’s financial flexibility by increasing its borrowing capacity by $250 million.

As disclosed above, domestic occupancy has been severely impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have to-date experienced less severe occupancy declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition for the past eight weeks.

Given the uncertainty as to the potential duration of the crisis and its severity, the Company does not expect material improvement in the industry until there is a sense that the spread of the virus has been contained, shelter-in-place orders have been lifted and economic forecasts begin to improve. Once the industry begins to recover, the Company believes it will benefit from the expected faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which we believe will lead in the demand recovery for the industry.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. Reference updates to the Company Risk Factors in Part II, Item 1A.

Overview

We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,145 hotels open comprising 598,223 rooms and 1,055 hotels under construction, awaiting conversion or approved for development comprising 86,590 rooms as of March 31, 2020, located in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome™ Suites, and Cambria® Hotels (collectively, the "Choice brands").

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
Our Company generates revenues, income and cash flows primarily from our franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from five owned hotels, partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and over 7,000 hotels and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, historical trends cannot currently be relied on to predict future performance as a result of the COVID-19 pandemic.

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

The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been materially disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our first quarter 2020 results and anticipated trends are discussed below under the heading "Operations Review."

We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. While we are actively managing and eliminating certain discretionary marketing and reservation system expenditures, as a result of lower occupancy and therefore lower marketing and reservation system fees generated, we anticipate marketing and reservation expenditures will exceed fees for the remainder of this year.

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.

As discussed above, the Company has taken numerous measures to combat the significant effects of the COVID-19 pandemic on our business. These measures are an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness as the pandemic subsides and complement the strategic priorities we execute against to create value for our shareholders over the long-term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, improving our effective royalty rate, expanding our qualified vendor programs and travel related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, the Company's hotels are presently experiencing significant declines in occupancy and RevPAR and there are numerous hotels with temporarily suspended operations resulting from the impacts of the COVID-19 pandemic, which will impact the profitability of the Company in the current year and an indeterminate period in the future.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends or investing in growth opportunities. In light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we determined to suspend future, undeclared dividends for at least the remainder of 2020 and have temporarily suspended activity under the Company's share repurchase program. In addition, under the Term Loan there are restrictions with respect to dividends and stock repurchases under certain circumstances. Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming activity under the share repurchase program at such time that conditions are appropriate. We currently have no estimated time frame for when this may occur.
The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets; hotel ownership; and exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions. In light of uncertainty resulting from the COVID-19 pandemic and to preserve liquidity, we have limited significant discretionary investments and intend to continue to do so until such time as we determine conditions are appropriate to resume any such activity.
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

Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, in addition to incremental spend by the Company to support franchisees during the COVID-19 pandemic, quarterly or annual deficits and surpluses may be generated. During the three months ended March 31, 2020 and 2019, marketing and reservation system expenses exceeded revenues by $20.1 million and $9.8 million, respectively.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously discussed, we do not intend to declare dividends for at least the remainder of 2020 and have temporarily suspended activity under the share repurchase program. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
Refer to MD&A heading "Liquidity and Capital Resources" for additional analysis.
Inflation: Inflation has been moderate in recent years and has not had a significant impact on our business. We are monitoring the implications of governmental assistance programs related to COVID-19 on future inflation trends and any resulting impacts on our business.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended March 31,
(in thousands)	2020	2019
Total Revenues	$218,175	$218,320
Adjustments:
Marketing and reservation system revenues	(110,385)	(110,064)
Revenues, excluding marketing and reservation system activities	$107,790	$108,256

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2020 and 2019

Summarized financial results for the three months ended March 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
REVENUES
Royalty fees	$70,339	$80,353
Initial franchise and relicensing fees	7,284	6,807
Procurement services	13,797	11,947
Marketing and reservation system	110,385	110,064
Owned hotels	9,422	—
Other	6,948	9,149
Total revenues	218,175	218,320
OPERATING EXPENSES
Selling, general and administrative	28,835	39,514
Depreciation and amortization	6,529	3,616
Marketing and reservation system	130,447	119,839
Owned hotels	6,034	—
Total operating expenses	171,845	162,969
Impairment of goodwill	—	(3,097)
Impairment of long-lived assets	—	(7,304)
Gain on sale of assets, net	—	100
Operating income	46,330	45,050
OTHER INCOME AND EXPENSES, NET
Interest expense	11,380	11,211
Interest income	(2,288)	(2,613)
Loss on extinguishment of debt	607	—
Other losses (gains)	4,277	(2,198)
Equity in net loss of affiliates	1,955	2,171
Total other income and expenses, net	15,931	8,571
Income before income taxes	30,399	36,479
Income tax (benefit) expense	(25,064)	6,398
Net income	$55,463	$30,081
Results of Operations
The Company recorded income before income taxes of $30.4 million for the three-month period ended March 31, 2020, a $6.1 million or 17% decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $1.3 million increase in operating income, a $6.5 million decrease in other losses (gains), and a $0.6 million in loss on extinguishment of debt.
Operating income increased $1.3 million primarily due to a $10.7 million decrease in selling, general and administrative ("SG&A") expenses, a $3.4 million increase in owned hotels revenues in excess of expenses, a $1.9 million increase in procurement services revenues, a $0.5 million increase in initial franchise and relicensing fees, and the first quarter 2019 recognition of a $10.4 million impairment of long-lived assets and goodwill related to the Company's software as a service ("SaaS") for vacation rentals reporting unit which was disposed of on June 3, 2019, partially offset by a $10.1 million decrease in royalty revenues, a $10.3 million increase in the net deficit generated from marketing and reservation system activities, a $2.9 million increase in depreciation and amortization, and a $2.2 million decrease in other revenues.

The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended March 31, 2020 decreased $9.3 million to $66.3 million from $75.6 million for the three months ended March 31, 2019, a decrease of 12%. The decrease in domestic royalties reflect a 15.0% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 3.8% decrease in average daily rates and a 610 basis point decrease in occupancy. The decrease in domestic royalties is partially offset by an increase in the number of domestic franchised hotel rooms and a 10 basis point increase in the effective royalty rate from 4.84% for the three months ended March 31, 2019 to 4.94% for the three months ended March 31, 2020.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2020			March 31, 2019
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$87.57	48.3%	$42.33	$90.78	56.0%	$50.80	(3.5)%	(770)	bps	(16.7)%
Sleep	78.82	48.9%	38.54	82.35	55.7%	45.89	(4.3)%	(680)	bps	(16.0)%
Quality	72.79	41.7%	30.37	75.87	48.0%	36.40	(4.1)%	(630)	bps	(16.6)%
Clarion	74.60	36.6%	27.33	78.39	43.2%	33.83	(4.8)%	(660)	bps	(19.2)%
Econo Lodge	57.25	38.3%	21.94	59.50	42.2%	25.10	(3.8)%	(390)	bps	(12.6)%
Rodeway	59.61	40.9%	24.36	60.70	44.4%	26.98	(1.8)%	(350)	bps	(9.7)%
WoodSpring	47.02	70.3%	33.05	45.36	75.0%	34.04	3.7%	(470)	bps	(2.9)%
MainStay	78.35	53.9%	42.25	82.51	58.7%	48.46	(5.0)%	(480)	bps	(12.8)%
Suburban	54.19	61.8%	33.51	58.36	67.7%	39.49	(7.1)%	(590)	bps	(15.1)%
Cambria Hotels	131.95	48.2%	63.55	134.26	61.3%	82.26	(1.7)%	(1,310)	bps	(22.7)%
Ascend Hotel Collection	119.06	46.2%	54.99	116.61	56.0%	65.26	2.1%	(980)	bps	(15.7)%
Total	$74.22	46.1%	$34.24	$77.18	52.2%	$40.28	(3.8)%	(610)	bps	(15.0)%
As noted, the impacts of COVID-19 were experienced most sharply in the final ten days of March. Domestic occupancy levels were below 50% overall for the month of March and softened in the last ten days of the month to trend in a range between 26.5% and 32.5% daily occupancy. These occupancy trends have continued into April and May. There is uncertainty as to the potential duration of the COVID-19 pandemic and its severity, and thus corresponding uncertainty as to the duration and severity of the impact on our occupancy, which will impact our future results.

During the quarter, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. The Company also made minor revisions to the calculation of Average Daily Rate ("ADR") with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for first quarter 2020 would have been $73.83, 51.8%, and $38.22, respectively, versus first quarter 2019 of $76.75, 57.7%, and $44.29, respectively, with period over period declines of 3.8%, 594 bps, and 13.7%, respectively.

The number of total domestic rooms in our franchise system increased by 2.7% to 461,873 rooms as of March 31, 2020 from 449,712 as of March 31, 2019. The total number of domestic hotels in our franchise system increased by 1.2% to 5,926 as of March 31, 2020 from 5,858 as of March 31, 2019.

A summary of domestic hotels and rooms in our franchise system at March 31, 2020 and 2019 by brand is as follows:

	March 31, 2020		March 31, 2019		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,621	127,563	1,614	126,396	7	1,167	0.4%	0.9%
Sleep	399	28,188	396	28,111	3	77	0.8%	0.3%
Quality	1,688	128,951	1,642	126,735	46	2,216	2.8%	1.7%
Clarion	178	22,548	173	21,908	5	640	2.9%	2.9%
Econo Lodge	794	47,774	837	50,539	(43)	(2,765)	(5.1)%	(5.5)%
Rodeway	581	33,404	602	34,523	(21)	(1,119)	(3.5)%	(3.2)%
WoodSpring	277	33,303	256	30,766	21	2,537	8.2%	8.2%
MainStay	73	4,636	64	4,281	9	355	14.1%	8.3%
Suburban	60	6,082	54	5,700	6	382	11.1%	6.7%
Cambria Hotels	50	7,222	41	5,797	9	1,425	22.0%	24.6%
Ascend Hotel Collection	205	22,202	179	14,956	26	7,246	14.5%	48.4%
Total Domestic Franchises	5,926	461,873	5,858	449,712	68	12,161	1.2%	2.7%

As of March 31, 2020, and May 6, 2020, there were approximately 10% and 3%, respectively, of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system. As of May 6, 2020, 97% of the Company’s domestic branded hotels are continuing to operate, however there is uncertainty as to the potential duration of the crisis and its severity, which will likely impact the number of hotels which temporarily suspend operations.

International royalty fees for the three months ended March 31, 2020 decreased $0.7 million to $4.1 million compared to the three months ended March 31, 2019. International rooms in our franchise system increased by 17,950 from 118,400 as of March 31, 2019 to 136,350 as of March 31, 2020, with the total number of hotels in our franchise system increasing by 72 from 1,147 as of March 31, 2019 to 1,219 as of March 31, 2020. As of March 31, 2020 and April 30, 2020, approximately a quarter of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election due to lack of demand. There is uncertainty as to the potential duration of the crisis and its severity, which will impact the number of hotels which temporarily suspend operations. As a result of the temporarily suspended operations and declines in RevPAR performance, international royalty fees decreased.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the first quarter of 2020, the Company awarded 58 domestic franchise agreements representing 4,656 rooms compared to 79 franchising agreements representing 6,226 rooms for the first quarter of 2019. Domestic franchise agreements awarded for new construction hotels totaled 16 contracts representing 1,361 rooms during the three months ended March 31, 2020, compared to 32 contracts representing 2,609 rooms for the three months ended March 31, 2019. Conversion hotel awarded franchise agreements totaled 42 representing 3,295 rooms for the three months ended March 31, 2020, compared to 47 agreements representing 3,617 rooms for the three months ended March 31, 2019.

The Company awarded 75 domestic relicensing contracts during the three months ended March 31, 2020, compared to 103 executed during the three months ended March 31, 2019. The Company awarded 10 domestic renewal agreements during the three months ended March 31, 2020, compared to 9 awarded during the three months ended March 31, 2019.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.5 million or 7% from $6.8 million for the three months ended March 31, 2019 to $7.3 million for the three months ended March 31, 2020.

As of March 31, 2020, the Company had 1,000 franchised hotels with 80,390 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 976 hotels and 77,784 rooms at March 31, 2019. The number of new construction franchised hotels in the Company's domestic pipeline increased 2% to 762 at March 31, 2020 from 749 at March 31, 2019. The growth in the number of new construction hotels in the domestic pipeline reflects the increase in new construction franchise agreements executed over the last several years. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 11 hotels or 5% from 227 hotels at March 31, 2019 to 238 hotels at March 31, 2020, primarily due to the timing of hotel openings and the timing of signing new conversion franchise agreements. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 55 franchised hotels with 6,200 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2020 compared to 128 hotels and 27,841 rooms at March 31, 2019. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

While the Company has not experienced a dramatic change in the number of franchise agreement executions since the COVID-19 pandemic began, given the uncertainty as to the potential duration of the crisis and its severity, we anticipate a reduction in total new franchise agreements for the year. Further, these factors create additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor, and local governmental approvals and entitlements, all of which may be constrained during the pendency of the pandemic.

Procurement Services: Revenues increased $1.9 million or 16% from $11.9 million for the three months ended March 31, 2019 to $13.8 million for the three months ended March 31, 2020. The increase in revenues primarily reflects the implementation of new brand programs as well as an increase in the volume of business transacted with existing and new qualified vendors and strategic alliance partners. Because of impacts from COVID-19, for at least the remainder of the year we expect lower occupancy at our franchised hotels and as a result we expect there to be fewer purchases made from qualified vendors, from which we earn a fee.

Owned Hotels: The Company acquired four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company opened in the third quarter of 2019. Revenues of $9.4 million and expenses of $6.0 million represent fees earned from and costs incurred for the hotel operations. We anticipate the profit recognized from owned hotels for the remainder of 2020 will be significantly impacted by the COVID-19 pandemic.

Other Revenues: Other revenues declined $2.2 million from $9.1 million for the three months ended March 31, 2019 to $6.9 million in the same period of the current year. The decline primarily represents the sale of the SaaS for vacation rental reporting unit on June 3, 2019, which earned $1.9 million during the three months ended March 31, 2019.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $28.8 million for the three months ended March 31, 2020, which decreased $10.7 million from the three months ended March 31, 2019.
SG&A expenses for the three months ended March 31, 2020 and 2019 include approximately $1.0 million and $3.7 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. The decrease of $2.7 million from the same period of the prior year is primarily due to decreased expenses of the SaaS for vacation rentals reporting unit, which was sold on June 3, 2019.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended March 31, 2020 decreased $7.9 million to $27.8 million in the current year primarily due to reductions in the Company's deferred compensation liabilities based on significant declines in the underlying investments during March 2020 resulting from the COVID-19 pandemic, partially offset by general cost increases to support the hotel franchising business.
Depreciation and amortization: Depreciation and amortization expense for the three months ended March 31, 2020 increased $2.9 million to $6.5 million from the same period of the prior year primarily due to an additional $3.2 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Impairment of Goodwill and Long-lived Assets and Loss on Sale of Business: No impairments of goodwill or long-lived assets occurred for the three months ended March 31, 2020. Comparatively, during the first quarter of 2019, the Company recorded goodwill and long-lived assets impairments of $3.1 million and $7.3 million, respectively, related to the SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019.

Loss on Extinguishment of Debt: The Company recorded a loss on the extinguishment of debt of $0.6 million related to the early payoff of the Company's construction loan in the amount of $33.1 million, inclusive of accrued and unpaid interest. Refer to the Liquidity and Capital Resources header and Note 12 to our consolidated financial statements for additional information.
Other Losses (Gains): The Company recorded other net losses of $4.3 million for the three months ended March 31, 2020, compared to other net gains of $2.2 million for the three months ended March 31, 2019. The losses relate to reductions in the Company's deferred compensation assets based on significant declines in the underlying investments during March 2020 resulting from the COVID-19 pandemic.
Equity in Net Loss of Affiliates: The Company recorded net losses of $2.0 million from its unconsolidated joint ventures for the three months ended March 31, 2020, compared to net losses of $2.2 million for the three months ended March 31, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
Income Tax (Benefit) Expense: The effective income tax rates were (82.5)% and 17.5% for the three months ended March 31, 2020 and 2019, respectively.
On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure that resulted in a $30.6 million tax benefit. In accordance with ASU 2016-16, the Company recorded the $30.6 million benefit and a corresponding deferred tax asset in the first quarter of 2020. The effective income tax rate for the three months ended March 31, 2020 was further lowered by $2.4 million of excess tax benefits from share-based compensation, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2020 would have been 18.1% without the reorganization of its foreign legal entity structure.
The effective income tax rate for the three months ended March 31, 2019 was lower than the U.S. federal income tax rate of 21.0% primarily due to $2.0 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.
On March 27, 2020, the CARES Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we do not expect a significant impact to our consolidated financial statements.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we have taken steps to adjust the company’s cost structure and increase its financial flexibility and liquidity. At March 31, 2020, the Company had approximately $507.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility. In addition, the Company entered into the $250 million Term Loan on April 16, 2020, further bolstering our liquidity.

To preserve capital, we determined to suspend future, undeclared dividends for at least the remainder of 2020 and have temporarily suspended activity under our share repurchase program as well as limited discretionary spending and investments until such time as we determine conditions are appropriate to resume any such activity.

Based on our business model, the financial mitigation measures taken, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of March 31, 2020, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
Operating Activities
During the three months ended March 31, 2020 and 2019, net cash provided by operating activities totaled $5.8 million and $17.9 million, respectively. Operating cash flows decreased $12.1 million primarily due to a decrease in operating income as driven by incremental marketing and reservation spend, excluding certain non-cash charges. There were also operating cash flow decreases attributable to the timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2020 and 2019, the Company's net advances for these purposes totaled $7.1 million and $6.4 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At March 31, 2020, the Company had commitments to extend an additional $296.3 million for these purposes provided the conditions of the payment are met by its franchisees.
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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the three months ended March 31, 2020 and 2019, marketing and reservation system expenses exceeded revenues by $20.1 million and $9.8 million, respectively.
Investing Activities
Cash utilized for investing activities totaled $14.8 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2020 primarily reflects the following items:
During the three months ended March 31, 2020 and 2019, the Company invested $2.2 million and $8.5 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $0.2 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote the growth of our Cambria Hotels brand. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $9.5 million to support these efforts.
During the three months ended March 31, 2020 and 2019, capital expenditures in property and equipment totaled $6.2 million and $14.9 million, respectively. The decrease in capital expenditures primarily reflects the Company's investment in improvements to an office building in 2019 that was converted to a Cambria Hotel. The hotel opened in the third quarter of 2019.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2020, the Company advanced and received repayments totaling $5.8 million and $0.1 million for these purposes, respectively. For the three months ended March 31, 2019, the Company advanced and received repayments totaling $1.8 million and $5.1 million for these purposes, respectively. At March 31, 2020, the Company had commitments to extend an additional $10.7 million for these purposes provided certain conditions are met by its franchisees.

During the three months ended March 31, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land. The Company did not have any sale of land parcels during the three months ended March 31, 2020.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment and our assessment of the on-going impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2020, the Company had approximately $581.3 million outstanding pursuant to these financial support activities.

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
There are no subsidiary guarantors under the Restated Credit Agreement. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Restated Credit Agreement (the “springing guarantee”). In the event that these subsidiary guarantees are triggered under the Restated Credit Agreement, the same subsidiary guarantees would be required under the Company’s $400 million senior unsecured notes due 2022 and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.

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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At March 31, 2020, the Company maintained a total leverage ratio of 3.03x and was in compliance with all financial covenants under the Restated Credit Agreement. The Company increased borrowings on its senior unsecured revolving credit facility by $396.8 million in the first quarter of 2020, primarily in response to the COVID-19 pandemic. The additional borrowings that were not otherwise utilized for operational purposes during the quarter are being held as cash on the Company’s consolidated balance sheet. These borrowings have resulted in an increase to our gross leverage ratio as used for financial covenants of our credit agreements in comparison to historical periods. The Company also entered in to the Term Loan on April 16, 2020, the proceeds of which were used to reduce borrowings on the Company’s senior unsecured revolving credit facility and thus did not alter our gross leverage ratio.
The proceeds of the Restated Credit Agreement are generally expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously discussed, we determined to suspend future, undeclared dividends for at least the remainder of 2020 and have temporarily suspended activity under our share repurchase program. In addition, under the Term Loan there are restrictions with respect to dividends and stock repurchases under certain circumstances.
Term Loan
To preserve financial flexibility and liquidity during the COVID-19 pandemic, on April 16, 2020, the Company entered into a Credit Agreement, which provides for the $250 million Term Loan with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension that can be requested by the Company prior to the initial maturity date. The effectiveness of such extension is subject to the consent of the lenders under the Credit Agreement and certain customary conditions.
The Term Loan and all accrued but unpaid interest thereon must be repaid in full on the maturity date.  Upon the occurrence of certain asset sales, debt issuances and equity issuances, subject to the exceptions set forth in the Credit Agreement, the Company is required to make certain mandatory principal prepayments of the Term Loan in an amount equal to 100% of the net cash proceeds of such transactions.
The Credit Agreement provides that the Company may elect to have the Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin ranging from 200 to 275 basis points or (ii) a base rate plus a margin ranging from 100 to 175 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating.
The Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends and stock repurchases, the Company may not declare or make any payment, subject to certain exceptions set forth in the Credit Agreement, if (i) there is an existing event of default or if the payment would create an event of default or (ii) (x) the Company’s total leverage ratio exceeds 4.0 to 1.0 or (y) liquidity (defined in the Credit Agreement as the Company’s unrestricted cash and cash equivalents plus undrawn amounts under the Company’s existing senior unsecured revolving credit facility) is less than $250 million, in each case, both before or immediately after giving effect to such payment.

The Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0. If the Company maintains an Investment Grade Rating, as defined in the Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable.
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility.
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes in the principal amount of $400.0 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay previously outstanding senior notes and for working capital and other general corporate purposes.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2020, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all current performance conditions as of March 31, 2020.

Construction Loan Commitment

In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The Company has a carve-out guaranty and the unaffiliated joint venture partner has a completion guaranty in relation to the loan, in which both parties are required to meet certain financial covenants relating to liquidity and net worth. The rehabilitation of the building is considered a qualified asset in which requires a significant amount of time to prepare for its intended use. Therefore, any interest costs incurred during the development period of the building is considered an element of the historical cost of the qualifying asset. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.

Dividends
The Company commenced paying quarterly dividends in 2004. In 2012, the Company elected to pay a special cash dividend totaling approximately $600 million.
During the three months ended March 31, 2020, the Company maintained the payment of a quarterly dividend on its common shares outstanding of $0.225 per share, which remained unchanged from the previous quarterly declaration, and paid cash dividends totaling $12.8 million. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend is payable on April 16, 2020 to shareholders of record on April 2, 2020. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we determined to suspend future, undeclared dividends for at least the remainder of 2020.
Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
During the three months ended March 31, 2020, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $43.3 million. Through March 31, 2020, the Company had repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 per share. As of March 31, 2020, the Company had 3.4 million shares remaining under the current share repurchase authorization. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we have temporarily suspended activity under our share repurchase program.
During the three months ended March 31, 2020, the Company redeemed 128,103 shares of common stock at a total cost of approximately $12.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming the repurchase of the Company's stock in the future, at such time that conditions are appropriate. We currently have no estimated time frame for when this may occur.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $7.5 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for two of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. Discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K, which incorporates description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
New Accounting Standards
Refer to the "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standard" sections of Note 1 for information related to our adoption of new accounting standards in 2020 and for information on our anticipated adoption of recently issued accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, our use of words such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity identify such forward-looking statements.  These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, the Company's ability to benefit from any rebound in travel demand, our liquidity, our ability to assist franchisees through relief or other financial measures, our ability to minimize or manage disruptions posed by COVID-19, our ability to achieve cost savings and reduce discretionary spending and investments, and the impact of COVID-19 and economic conditions on our future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, continuation, resurgance or worsening of the COVID-19 pandemic, including quarantines, "shelter-in-place" orders, or other travel restrictions; new information which may emerge concerning the severity or impact of the COVID-19 pandemic and the development of vaccines and treatments for COVID-19; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of COVID-19 or other epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in value of the company’s assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness; and any future resurgence of COVID-19. These and other risk factors are discussed in detail in the Risk Factors section of this quarterly report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $22.7 million and $27.1 million at March 31, 2020 and December 31, 2019, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2020, the Company had $415.0 million of variable interest rate debt instruments outstanding at an effective rate of 1.91%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2020 levels would increase or decrease annual interest expense by $0.8 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As a result of the COVID-19 pandemic, there have been material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 2, 2020. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.
The global spread and unprecedented impact of COVID-19 is complex and rapidly evolving and has resulted in significant disruption and additional risks to our business, the global hospitality industry and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose or recommend measures intended to control its spread, including travel bans, business and school closures, quarantines, shelter-in-place orders and implementation of other social distancing measures. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms which has had, and is expected to continue to have, a material adverse impact on our business, financial condition and results of operations.
The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the continuation or worsening of the COVID-19 pandemic, quarantines and other travel restrictions; new information which may emerge concerning the severity of the COVID-19 pandemic; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel and transient and group business; the impact of the COVID-19 pandemic on the global hospitality industry, particularly on the U.S. leisure travel market; the development of effective vaccines and treatments; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; changes to general, domestic, and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; and any future resurgence of COVID-19. The resulting economic uncertainty is expected to make it difficult for us, as well as our franchisees as others in the hospitality industry, to meaningfully forecast and plan future business activity. However, in general, we expect that, the longer the pandemic and related travel restrictions remain in place, the more severe the health impacts of the pandemic are, and if repeat or cyclical outbreaks of the virus beyond the one being currently experienced occur, the more adverse the effect will be on our business, financial condition and results of operations.
The COVID-19 pandemic has subjected our business to a number of significant risks, which include:

•
Risks Related to the Travelling Public: During the pandemic, the occupancy at our franchised hotels that remain open has been significantly and materially adversely impacted, and we expect that our hotels will continue to experience difficulties attracting guests, especially leisure travelers in the United States, which comprises the majority of our historical guest base, until the government-imposed travel restrictions implemented in response to the COVID-19 pandemic are loosened or eliminated. Even when travel restrictions are loosened or eliminated, we expect that certain of our hotels will continue to struggle to attract guests if commercial airline service is not readily accessible, if closures of attractions that promote leisure travel continue, or if there is a prevailing unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19. We cannot predict whether the COVID-19 pandemic will result in temporary or permanent changes to the travel preferences, expectations and behavior of hotel guests; however, if these changes result in reduction in travel or a decreased willingness of the travelling public to stay in hotels, these changes could have a significant negative impact on our franchised hotels and our business. In addition, the recent significant increase in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 is likely to have a sustained negative impact on travel demand and consumer discretionary spending for a period of time that we cannot predict. Once the unemployment rates and general economic environment improve, there is no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

•
Risks Related to the Health of our Franchised Hotel Operations: With the global spread of COVID-19, our franchise system has experienced material decreases in demand, occupancy and system-wide RevPAR, accompanied by forced or voluntary hotel closures and disruptions. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect, the revenues and profitability of our franchised properties and, in turn, the amount of royalty and other fees (which are primarily based on hotel revenue) that we are able to generate and collect from our franchisees. Financing difficulties and significant declines in revenues for our franchised hotels make it more likely that our franchisees could declare bankruptcy or face other difficulties with their lenders. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent our franchisees will be eligible for or willing to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable to our franchisees, or whether such programs will have sufficient funds available to permit participation by our eligible franchisees. With the goal of reducing the near-term payment obligations of our franchisees, we have implemented fee deferral and fee relief programs for and agreed to similar arrangements with our franchisees. However, we cannot be certain whether the availability of government stimulus and relief programs or our fee deferral and similar relief programs and arrangements will be effective in avoiding or significantly mitigating the financial impacts on our franchisees of the COVID-19 pandemic. Even if franchisees do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to, without reductions or other concessions (or, in the case of our franchisees who are already participating in fee deferral and relief programs and arrangements, further reductions or other concessions), on a timely basis or at all, which would adversely affect our revenues and liquidity. Even after the COVID-19 pandemic subsides, our franchisees could experience a significant increase in their operating costs, including the need to invest in new equipment, technology, amenities, products, and services in order to satisfy newly issued heath, hygiene, and safety regulations and requirements or to conform to evolving guest expectations. If franchisees are unable to make these investments, their ability to continue operations or generate revenue may be adversely impacted, which would in turn have an adverse effect on our revenue and cash flow.

•
Risks Related to Our Operations and Employee Matters: In response to the uncertainty created by the global spread of COVID-19, we have taken and expect to continue to take corporate-level actions designed to manage operating expenses and enhance our future financial flexibility. These actions include implementation of furlough and layoffs for certain employees in the United States and Europe. As a result of these actions, we may be subject to increased risks related to employment matters, including increased litigation and claims for severance or other benefits. Additionally, because we have placed associates on temporary furlough and our remaining team members are currently required to work from home, COVID-19 could negatively affect our ability to ensure compliance with various regulatory regimes applicable to our business, including internal controls over financial reporting. The severity of the impact from this risk would increase if the availability and continuing service of executives and other key team members or their families become ill from COVID-19, rendering the impacted executive or other employee unable to perform their duties. In addition, some actions we have taken, or that we may take in the future, to reduce costs for us or our franchisees may negatively impact franchisee satisfaction or guest loyalty, and our reputation and market share may suffer as a result.

•
Risks Related to Financial Condition and Indebtedness: On April 16, 2020, we entered into a $250 million term loan to enhance our cash position in response to the COVID-19 pandemic. As we manage through the effects of the pandemic, our level of indebtedness may increase substantially. A default under our revolving credit facility or term loan may enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. The impact of the COVID-19 pandemic on the financial markets could adversely affect our ability or willingness to raise funds through equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding notes, could have an adverse impact on our interest expense, and also negatively impact our access to capital and the cost of debt financing.

•
Risks Related to Growth: Our plans for growth could be negatively impacted by the COVID-19 pandemic. The commitments of franchisees with whom we have signed agreements for hotels that are no yet open are subject to numerous conditions, and the eventual development and opening of our pipeline of new hotels is subject to numerous risks, including the ability of a franchisee to obtain adequate financing for development or renovation. As a result, some portion of our current development pipeline may not be completed and developed into new hotels, and those hotels may not open when anticipated, which will impact our net unit and rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may be reduced as a result of the COVID-19 pandemic, which would further negatively impact our net unit and rooms growth.

COVID-19 could also negatively impact other related sources of revenues for us, including, for example, our fees from our platform business, which is reflected in our procurement services revenues.

•
Risks Related to Capital Market Volatility: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile and has decreased meaningfully in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities, and may adversely impact our ability to access capital markets and debt capital.

The COVID-19 pandemic could also have the effect of heightening many of our other risk factors that are included in “Part 1-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Annual Report”), including, but not limited to, operating risks common in the lodging and franchising industries, our ability to grow our franchise system, compete effectively and manage the reputation of our brands, our handling of disputes with the owners of our franchised hotels or their formal or informal representative franchisee associations, risks related to our ownership of operating hotels and development and brand support activities that involve our co-investment or financing and guaranty support for third parties or self-development of hotels, growth of alternative internet reservation channels outside of our system, performance of our information technology systems and risks related to cybersecurity, risks of doing business outside of the U.S. and risks related to the deterioration in the general financial condition of our franchisees. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report are uncertain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2020:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2020	28,438	$100.66	18,353	3,928,004
February 29, 2020	79,841	100.52	5,978	3,922,916
March 31, 2020	548,752	78.70	523,700	3,399,216
Total	657,031	$82.30	548,031	3,399,216
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through March 31, 2020, the Company has repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 a share.
(2) During the three months ended March 31, 2020, the Company redeemed 128,103 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
(3) On April 8, 2020, the Company has adopted mitigation efforts to alleviate the impact of the COVID-19 pandemic on the business. As part of the mitigation efforts, the Company's management announced that no shares would be purchased under the Company’s share repurchase program until the impacts of the pandemic have subsided and the Company's cash position improves. We currently have no estimated time frame for when this may occur.

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

10.01(f)
First Amendment to the Restated Senior Unsecured Credit Agreement dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on February 21, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 11, 2020	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 11, 2020	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer