Form 10-Q
period 2020-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2020-08-06
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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

The number of shares of common stock outstanding on July 31, 2020 was 55,364,925.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Royalty fees	$50,152	$106,427	$120,491	$186,780
Initial franchise and relicensing fees	6,676	6,675	13,960	13,482
Procurement services	10,697	20,829	24,494	32,776
Marketing and reservation system	79,677	172,465	190,062	282,529
Owned hotels	2,108	—	11,530	—
Other	2,423	11,288	9,371	20,437
Total revenues	151,733	317,684	369,908	536,004
OPERATING EXPENSES
Selling, general and administrative	36,115	46,909	61,865	85,390
Depreciation and amortization	6,398	3,405	12,927	7,021
Marketing and reservation system	89,309	160,121	219,756	279,960
Owned hotels	2,976	—	9,010	—
Provision for credit losses	7,849	71	10,934	1,104
Total operating expenses	142,647	210,506	314,492	373,475
Impairment of goodwill	—	—	—	(3,097)
Loss on asset dispositions and impairments	(1,226)	—	(1,226)	(7,304)
Loss on sale of business	—	(4,641)	—	(4,641)
Gain on sale of assets, net	—	—	—	100
Operating income	7,860	102,537	54,190	147,587
OTHER INCOME AND EXPENSES, NET
Interest expense	13,082	11,093	24,462	22,304
Interest income	(2,245)	(2,784)	(4,533)	(5,397)
Loss on extinguishment of debt	—	—	607	—
Other (gains) losses	(3,585)	(906)	692	(3,104)
Equity in net loss of affiliates	3,486	980	5,441	3,151
Total other income and expenses, net	10,738	8,383	26,669	16,954
Income (loss) before income taxes	(2,878)	94,154	27,521	130,633
Income tax (benefit) expense	(437)	19,765	(25,501)	26,163
Net (loss) income	$(2,441)	$74,389	$53,022	$104,470

Basic (losses) earnings per share	$(0.04)	$1.34	$0.96	$1.88
Diluted (losses) earnings per share	$(0.04)	$1.33	$0.95	$1.87

Cash dividends declared per share	$—	$0.215	$0.225	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(2,441)	$74,389	$53,022	$104,470
Other comprehensive (loss) income, net of tax:
Amortization of loss on cash flow hedge	—	216	—	431
Foreign currency translation adjustment	187	(452)	(477)	(659)
Other comprehensive (loss) income, net of tax	187	(236)	(477)	(228)
Comprehensive (loss) income	$(2,254)	$74,153	$52,545	$104,242

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$314,139	$33,766
Receivables (net of allowance for credit losses of $36,341 and $18,482, respectively)	149,062	141,566
Income taxes receivable	8,909	11,126
Notes receivable	34,077	26,265
Less: Allowance for notes receivable credit losses	(4,163)	(861)
Other current assets	22,455	24,727
Total current assets	524,479	236,589
Property and equipment, at cost, net	350,459	351,502
Operating lease right-of-use assets	21,700	24,088
Goodwill	159,196	159,196
Intangible assets, net	291,198	290,421
Notes receivable	109,622	106,749
Less: Allowance for notes receivable losses	(11,687)	(3,695)
Investments, employee benefit plans, at fair value	25,138	24,978
Investments in unconsolidated entities	72,929	78,655
Deferred income taxes	49,878	20,747
Other assets	93,129	97,442
Total assets	$1,686,041	$1,386,672
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$57,814	$73,449
Accrued expenses and other current liabilities	59,258	90,364
Deferred revenue	49,983	71,594
Current portion of long-term debt	7,157	7,511
Liability for guest loyalty program	44,525	82,970
Total current liabilities	218,737	325,888
Long-term debt	1,232,136	844,102
Long-term deferred revenue	124,152	112,662
Deferred compensation and retirement plan obligations	29,590	29,949
Income taxes payable	23,394	26,147
Operating lease liabilities	17,288	21,270
Liability for guest loyalty program	76,819	46,698
Other liabilities	6,677	3,467
Total liabilities	1,728,793	1,410,183
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2020 and December 31, 2019; 55,363,895 and 55,702,628 shares outstanding at June 30, 2020 and December 31, 2019, respectively	951	951
Additional paid-in-capital	223,719	231,160
Accumulated other comprehensive loss	(5,027)	(4,550)
Treasury stock, at 39,701,743 and 39,363,010 shares at June 30, 2020 and December 31, 2019, respectively	(1,264,527)	(1,219,905)
Retained earnings	1,002,132	968,833
Total shareholders’ deficit	(42,752)	(23,511)
Total liabilities and shareholders’ deficit	$1,686,041	$1,386,672
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,022	$104,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,927	7,021
Depreciation and amortization – marketing and reservation system	9,585	8,599
Franchise agreement acquisition cost amortization	5,558	5,051
Gain on disposal of assets	—	(2,189)
Provision for credit losses, net	24,675	3,535
Loss on sale of business	—	4,641
Loss on asset disposition and impairments	1,226	7,304
Impairment of goodwill	—	3,097
Loss on extinguishment of debt	607	—
Non-cash stock compensation and other charges	458	8,173
Non-cash interest and other loss (income)	1,097	(2,910)
Deferred income taxes	(27,098)	2,418
Equity in net losses from unconsolidated joint ventures, less distributions received	5,588	5,380
Franchise agreement acquisition costs, net of reimbursements	(12,567)	(19,122)
Change in working capital and other, net of acquisition	(73,626)	(37,729)
Net cash provided by operating activities	1,452	97,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(21,094)	(38,177)
Investment in intangible assets	(830)	(1,037)
Proceeds from sales of assets	—	10,585
Payment on business disposition, net	—	(10,783)
Contributions to equity method investments	(2,997)	(13,676)
Distributions from equity method investments	3,113	7,509
Purchases of investments, employee benefit plans	(1,932)	(2,276)
Proceeds from sales of investments, employee benefit plans	1,901	1,714
Issuance of notes receivable	(7,730)	(4,877)
Collections of notes receivable	63	5,442
Other items, net	(27)	309
Net cash used in investing activities	(29,533)	(45,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings pursuant to revolving credit facilities	170,300	9,400
Net borrowings pursuant to term loan	249,500	—
Principal payments on long-term debt	(33,369)	(248)
Purchase of treasury stock	(54,536)	(42,437)
Dividends paid	(25,228)	(24,131)
Debt issuance costs	(492)	—
Proceeds from issuance of long-term debt	—	20,715
Payments on transfer of interest in notes receivable	—	(24,409)
Proceeds from exercise of stock options	2,768	16,271
Net cash provided by (used in) financing activities	308,943	(44,839)
Net change in cash and cash equivalents	280,862	7,633
Effect of foreign exchange rate changes on cash and cash equivalents	(489)	132
Cash and cash equivalents at beginning of period	33,766	26,642
Cash and cash equivalents at end of period	$314,139	$34,407
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Income taxes, net of refunds	$1,114	$15,434
Interest, net of capitalized interest	$23,248	$21,126
Non-cash investing and financing activities:
Dividends declared but not paid	$46	$11,974
Investment in property and equipment acquired in accounts payable	$1,317	$1,583

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income (loss)	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)
Net income	—	—	—	—	—	74,389	74,389
Other comprehensive income (loss)	—	—	—	(236)	—	—	(236)
Share based payment activity	151,856	—	6,010	—	5,102	—	11,112
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,962)	(11,962)
Treasury purchases	(129,175)	—	—	—	(10,486)	—	(10,486)
Balance as of June 30, 2019	55,696,356	$951	$222,394	$(5,674)	$(1,215,254)	$874,923	$(122,660)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (2)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share based payment activity	294,826	—	(9,607)	—	8,089	—	(1,518)
Dividends declared ($0.225 per share) (3)	—	—	—	—	—	(12,721)	(12,721)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)
Net income	—	—	—	—	—	(2,441)	(2,441)
Other comprehensive income (loss)	—	—	—	187	—	—	187
Share based payment activity (3)	29,997	—	2,166	—	1,825	(171)	3,820
Dividends declared (3)	—	—	—	—	—	—	—
Treasury purchases	(6,525)	—	—	—	(464)	—	(464)
Balance as of June 30, 2020	55,363,895	$951	$223,719	$(5,027)	$(1,264,527)	$1,002,132	$(42,752)
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
(3) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In light of uncertainty resulting from the COVID-19 pandemic, we have taken the action to suspend future, undeclared dividends for at least the remainder of 2020. In the second quarter of 2020, dividends were paid upon vesting of certain performance-based stock grants which are captured in Share based payment activity.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together the "Company") have been prepared by the Company in accordance with United States of America generally accepted accounting principles ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature. Certain prior year amounts in our Consolidated Statements of Income have been reclassified in order to maintain comparability with current year presentation.
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
Significant changes in the contract liabilities balances during the period December 31, 2019 to June 30, 2020 are as follows:

(in thousands)
Balance as of December 31, 2019	$163,847
Increases to the contract liability balance due to cash received	31,948
Revenue recognized in the period	(35,093)
Balance as of June 30, 2020	$160,702

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $160.7 million as of June 30, 2020. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$50,152	$—	$50,152	$106,427	$—	$106,427
Initial franchise and relicensing fees	6,676	—	6,676	6,675	—	6,675
Procurement services	10,161	536	10,697	19,648	1,181	20,829
Marketing and reservation system	54,436	25,241	79,677	130,203	42,262	172,465
Owned hotels	1,639	361	2,000	—	—	—
Other	2,163	—	2,163	10,886	141	11,027
Total Topic 606 revenues	$125,227	$26,138	151,365	$273,839	$43,584	317,423
Non-Topic 606 revenues			368			261
Total revenues			$151,733			$317,684

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$120,491	$—	$120,491	$186,780	$—	$186,780
Initial franchise and relicensing fees	13,960	—	13,960	13,482	—	13,482
Procurement services	23,449	1,045	24,494	31,135	1,641	32,776
Marketing and reservation system	153,765	36,297	190,062	234,281	48,248	282,529
Owned hotels	9,660	1,654	11,314	—	—	—
Other	8,850	—	8,850	19,755	141	19,896
Total Topic 606 revenues	$330,175	$38,996	369,171	$485,433	$50,030	535,463
Non-Topic 606 revenues			737			541
Total revenues			$369,908			$536,004

Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $4.5 million and $4.1 million for the three months ended June 30, 2020 and 2019, respectively, $15.4 million and $7.4 million for the six months ended June 30, 2020 and 2019, respectively, and are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees and Marketing and reservation system revenues are presented net of $0.1 million in intersegment revenues for the three months ended June 30, 2020 and $0.9 million in intersegment revenues for the six months ended June 30, 2020, as described in Note 11.

3.    Notes Receivable and Allowance for Credit Losses

The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. As of June 30, 2020 and December 31, 2019, the Company had $143.7 million and $133.0 million, respectively, in notes receivable loans outstanding.

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
The following table shows the composition of the Company's notes receivable balances based on the level of security credit quality indicator:

(in thousands)	June 30, 2020	December 31, 2019
Senior	$107,968	$98,545
Subordinated	33,284	32,153
Unsecured	2,447	2,316
Total notes receivable	143,699	133,014
Total allowance for notes receivable credit losses	15,850	4,556
Total notes receivable, net of allowance	$127,849	$128,458
Current portion, net of allowance	$29,914	$25,404
Long-term portion, net of allowance	$97,935	$103,054

Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2020	2019	2018	Prior	Total
Senior	$—	$25,847	$20,664	$61,457	$107,968
Subordinated	—	2,364	11,785	19,135	33,284
Unsecured	—	—	621	1,826	2,447
Total notes receivable	$—	$28,211	$33,070	$82,418	$143,699

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

The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326. The provisions recorded in the six months ended June 30, 2020 reflect the increased likelihood of adverse outcomes on loans to borrowers with contemplation to impacts of the COVID-19 pandemic and estimates of other expected credit losses.

(in thousands)	June 30, 2020	December 31, 2019
Beginning balance	$4,556	$4,685
Reserves established from adoption of Topic 326	8,348	—
Provision for credit losses	2,946	—
Write-offs	—	(129)
Ending balance	$15,850	$4,556

The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received. The amortized cost basis of notes receivable on non-accrual status was $29.9 million and $1.7 million at June 30, 2020 and December 31, 2019, respectively.
The Company has identified loans totaling approximately $14.2 million and $16.3 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.1 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

(in thousands)	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2020
Senior	$15,664	$—	$15,664	$92,304	$107,968
Subordinated	—	2,209	2,209	31,075	33,284
Unsecured	—	—	—	2,447	2,447
	$15,664	$2,209	$17,873	$125,826	$143,699
As of December 31, 2019
Senior	$—	$—	$—	$98,545	$98,545
Subordinated	—	—	—	32,153	32,153
Unsecured	—	—	—	2,316	2,316
	$—	$—	$—	$133,014	$133,014

The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of June 30, 2020. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $125.8 million and $126.5 million as of June 30, 2020 and December 31, 2019, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.

4.    Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $72.7 million and $74.4 million on the consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended June 30, 2020 and 2019, the Company recognized losses totaling $2.6 million and $1.6 million, respectively, from these investments. For the six months ended June 30, 2020 and 2019, the Company recognized losses totaling $4.6 million and $4.0 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.

5.    Debt
Debt consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
$400 million senior unsecured notes due 2022 with an effective interest rate of 6.0% less deferred issuance costs of $1.9 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively	$398,117	$397,680
$400 million senior unsecured notes due 2029 with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.7 million and $6.0 million at June 30, 2020 and December 31, 2019, respectively	394,334	394,039
$600 million senior unsecured revolving credit facility with an effective interest rate of 1.49% and 2.76%, less deferred issuance costs of $2.4 million and $2.7 million at June 30, 2020 and December 31, 2019, respectively	186,096	15,502
$250 million term loan due 2021 with an effective interest rate of 3.25%, less a discount and deferred issuance costs of $0.8 million at June 30, 2020	249,173	—
Construction loan with an effective interest rate of 6.23%, less deferred issuance costs of $0.6 million at December 31, 2019.	—	32,465
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively	7,157	7,511
Economic development loans with an effective interest rate of 3.0% at June 30, 2020 and December 31, 2019, respectively	4,416	4,416
Total debt	$1,239,293	$851,613
Current portion of long-term debt	$7,157	$7,511
Long-term debt	$1,232,136	$844,102

The Company increased borrowings on its senior unsecured revolving credit facility by $170.3 million and entered into a $250 million unsecured term loan in the six months ended June 30, 2020, primarily to increase liquidity in response to the COVID-19 pandemic. The additional drawn amounts that were not otherwise utilized for operational purposes during the quarter are being held as cash on the Company’s consolidated balance sheet. See the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

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

On April 16, 2020, the Company entered into a senior unsecured credit agreement, which provides for a $250 million unsecured term loan (the "Term Loan") with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension that can be requested by the Company prior to the initial maturity date, with any such extension subject to the consent of the lenders under the Credit Agreement and certain customary conditions.
On July 23, 2020, the Company issued $450 million aggregate principal amount of 3.700% senior unsecured notes due 2031 (the "2020 Senior Notes"). The 2020 Senior Notes mature on January 15, 2031. Interest on the 2020 Senior Notes is payable semi-annually on January 15th and July 15th of each year, commencing January 15, 2021. In connection with the closing of the sale of the 2020 Senior Notes, on July 23, 2020, the Company announced the early tender results of a cash tender offer (the “Tender Offer”) for the purchase of approximately $183.4 million aggregate principal amount of the Company’s 5.750% senior unsecured notes due 2022 (the “2012 Senior Notes”). The Company used the net proceeds of the 2020 Senior Note offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for purchase pursuant to the Tender Offer. In contemplation of the Term Loan repayment from proceeds of the 2020 Senior Note issuance, the Term Loan has been classified as a long-term liability at June 30, 2020.

Refer to Note 14 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2020 and 2019:

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2019	$—	$(4,550)	$(4,550)
Other comprehensive loss before reclassification	—	(477)	(477)
Net current period other comprehensive income (loss)	—	(477)	(477)
Balance as of June 30, 2020	$—	$(5,027)	$(5,027)

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(659)	(659)
Amounts reclassified from accumulated other comprehensive loss	431	—	431
Net current period other comprehensive income (loss)	431	(659)	(228)
Balance as of June 30, 2019	$(1,005)	$(4,669)	$(5,674)

During the three and six months ended June 30, 2019, $0 and $0.4 million, respectively, was reclassified from accumulated other comprehensive loss to Interest expense in the Company's Consolidated Statements of Income with reference to a cash flow hedge loss on an interest rate contract. There was no income tax expense or benefit. There were no amounts reclassified during the three and six months ended June 30, 2020, as the debt related to the Interest rate contract was paid off in December 2019.

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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three and six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2020
Mutual funds(1)	$23,203	$23,203	$—	$—
Money market funds(1)	3,255	—	3,255	—
Total	$26,458	$23,203	$3,255	$—
As of December 31, 2019
Mutual funds(1)	$24,927	$24,927	$—	$—
Money market funds(1)	2,192	—	2,192	—
Total	$27,119	$24,927	$2,192	$—
(1) Included in Investments, employee benefit plans, at fair value and Other current assets on the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair value of its current assets and current liabilities, including the Term Loan prior to its repayment in July 2020, approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's senior unsecured revolving credit facility adjust frequently based on current market rates; accordingly its carrying amount approximates fair value.
The Company estimates the fair value of notes receivable, which approximate their carrying value, utilizing an analysis of future cash flows and credit worthiness for similar types of arrangements. Based upon the availability of market data, the notes receivable have been classified as Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. For further information on notes receivable, refer to Note 3.
The fair values of the Company's $400 million senior unsecured notes due 2022 and $400 million senior unsecured notes due 2029 are classified as Level 2, as the significant inputs are observable in an active market. At June 30, 2020 and December 31, 2019, the $400 million senior unsecured notes due 2022 had an approximate fair value of $423.3 million and $432.0 million, respectively. At June 30, 2020 and December 31, 2019, the $400.0 million senior unsecured notes due 2029 had an approximate fair value of $400.6 million and $403.4 million, respectively.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

8. Income Taxes

The effective income tax rates were 11.8% and 21.0% for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rates were (92.3)% and 20.0% for the six months ended June 30, 2020 and 2019, respectively.

The effective income tax rate for the three months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the three months ended June 30, 2019 was the same as the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $1.0 million and the impact of foreign operations, offset by state income taxes.
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

The effective income tax rate for the six months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to this $30.6 million benefit, $2.7 million of excess tax benefits from share-based compensation, and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the six months ended June 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $3.0 million and the impact of foreign operations, partially offset by state income taxes.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax (expense) benefit are as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock options	$490	$535	$981	$1,126
Restricted stock	2,099	2,170	4,043	4,146
Performance vested restricted stock units	(324)	1,338	(5,511)	2,489
Total share-based compensation expense (benefit)	$2,265	$4,043	$(487)	$7,761
Income tax expense (benefit)	$(539)	$(966)	$116	$(1,854)

Refer to the discussion of Performance Vested Restricted Stock Units (“PVRSUs”) leveraging for unvested grants below.
A summary of stock-based award activity as of June 30, 2020 and changes during the six months ended are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	873,895	$61.69		312,097	$75.23	330,716	$70.03
Granted	158,620	91.28		131,268	88.59	93,388	91.28
Performance-Based Leveraging(1)	—	—		—	—	30,116	61.31
Exercised/Vested	(52,010)	53.21		(114,549)	69.48	(176,471)	58.68
Expired	—	—		—	—	(16,117)	60.50
Forfeited	(3,696)	91.28		(34,926)	81.94	(16,039)	82.23
Outstanding at June 30, 2020	976,809	$66.84	2.5 years	293,890	$82.64	245,593	$85.03
Options exercisable at June 30, 2020	634,948	$57.51	2.5 years

(1) PVRSUs outstanding have been increased by 30,116 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods which vested in the three months ending June 30, 2020.
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

Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the six months ended June 30, 2020 range from 12 to 48 months.
The Company has granted PVRSUs to certain employees. The vesting of these stock awards is contingent upon the Company achieving performance targets over a 36 month requisite service period and the employees' continued employment. The performance conditions affect the number of shares that will ultimately vest and can range between 0% and 200% of the shares granted. Management monitors the leveraging of unvested PVRSUs and adjusts the leveraging percentages based on estimated achievement of performance targets. During the six months ended June 30, 2020, the Company reduced the leveraging factor for 239,437 unvested PVRSUs to 0%, based on management's estimate of achievement of performance targets with contemplation to impacts from the COVID-19 pandemic, contained in PVRSUs granted in the current and prior periods.

Share Repurchases and Redemptions
There were no purchases of common stock under the share repurchase program during the three months ended June 30, 2020. The Company purchased 548,031 shares of common stock under the share repurchase program at a total cost of $43.3 million during six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company redeemed 6,525 and 115,525 shares of common stock at a total cost of approximately $0.5 million and $11.2 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
In light of uncertainty resulting from the COVID-19 pandemic, the Company has temporarily suspended activity under the share repurchase program. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

10.    Earnings Per Share
The computation of basic and diluted (losses) earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net (loss) income	$(2,441)	$74,389	$53,022	$104,470
Loss (income) allocated to participating securities	14	(468)	(301)	(640)
Net (loss) income available to common shareholders	$(2,427)	$73,921	$52,721	$103,830
Denominator:
Weighted average common shares outstanding – basic	55,054	55,323	55,199	55,335
Basic (losses) earnings per share	$(0.04)	$1.34	$0.96	$1.88

Numerator:
Net (loss) income	$(2,441)	$74,389	$53,022	$104,470
Loss (income) allocated to participating securities	14	(466)	(300)	(638)
Net (loss) income available to common shareholders	$(2,427)	$73,923	$52,722	$103,832
Denominator:
Weighted average common shares outstanding – basic	55,054	55,323	55,199	55,335
Diluted effect of stock options and PVRSUs	—	237	258	273
Weighted average common shares outstanding – diluted	55,054	55,560	55,457	55,608
Diluted (losses) earnings per share	$(0.04)	$1.33	$0.95	$1.87

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
The Company had 1.0 million outstanding stock options at both June 30, 2020 and 2019. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive.
For the three months ended June 30, 2020, 1.0 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the six months ended June 30, 2020, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three months ended June 30, 2019, no anti-dilutive stock options were excluded from the diluted EPS calculation. For the six months ended June 30, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at June 30, 2020 and 2019, PVRSUs totaling 245,593 and 315,561, respectively, were excluded from the computation since the performance conditions had not been met.

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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$147,318	$4,512	$(97)	$151,733	$313,629	$4,055	$—	$317,684
Operating income (loss)	$33,296	$(25,436)	$—	$7,860	$119,336	$(16,799)	$—	$102,537
Income (loss) before income taxes	$29,811	$(32,689)	$—	$(2,878)	$118,354	$(24,200)	$—	$94,154

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$355,365	$15,417	$(874)	$369,908	$528,621	$7,383	$—	$536,004
Operating income (loss)	$83,830	$(29,640)	$—	$54,190	$189,793	$(42,206)	$—	$147,587
Income (loss) before income taxes	$78,390	$(50,869)	$—	$27,521	$186,641	$(56,008)	$—	$130,633

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of June 30, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at June 30, 2020:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At June 30, 2020, the Company had commitments to extend an additional $288.2 million for these purposes provided the conditions of the payment are met by its franchisees.

•
To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $9.3 million to support their efforts to construct Cambria hotels.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. The Company has committed to provide an aggregate of approximately $15.6 million, upon certain conditions being met. As of June 30, 2020, $13.4 million have been disbursed.

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

13.     Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended June 30, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.5 million and $0.9 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended June 30, 2020 and 2019, the Company recorded royalty and marketing reservation system fees of approximately $2.2 million and $7.0 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded royalty and marketing reservation system fees of approximately $6.8 million and $11.6 million, respectively. The Company recorded $1.8 million and $1.4 million as a receivable due from these joint ventures as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company paid commissions of $12 thousand and $0.1 million for three months ended June 30, 2020 and 2019, respectively, and $49 thousand and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, to an on-line travel agent for which the Company is a joint venture member.
14.     Subsequent Events

On July 9, 2020, the Company announced it entered into an underwriting agreement for the issuance and sale of the 2020 Senior Notes. Concurrent with the offering of the 2020 Senior Notes, the Company commenced the Tender Offer to purchase up to $160.0 million aggregate principal of the 2012 Senior Notes, subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Senior Notes.
On July 23, 2020, the Company closed its sale of $450.0 million aggregate principal amount of the 2020 Senior Notes. The Company used the net proceeds of the 2020 Senior Notes offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for purchase pursuant to the Tender Offer. We estimate the 2012 Senior Notes tender and full repayment of the Term Loan will result in a loss on extinguishment of debt of approximately $16.0 million in the third quarter of 2020.
Interest on the 2020 Senior Notes is payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2021. The interest rate payable on the 2020 Senior Notes will be subject to adjustment based on certain rating events. The Company may redeem the 2020 Senior Notes, in whole or in part, at its option at the applicable redemption price before maturity. If the Company redeems the 2020 Senior Notes prior to October 15, 2030 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2020 Senior Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Additionally, at the option of the holders of the 2020 Senior Notes, the Company may be required to repurchase all or a portion of the 2020 Senior Notes of a holder upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.

Additionally, on July 23, 2020, the Company issued a press release announcing the early tender results and an increase in the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer expired on August 5, 2020.

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

Impact of the COVID-19 Pandemic

The evolving spread of COVID-19 has caused significant disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of many businesses, "shelter in place" orders, travel restrictions, cancellation of events including sporting events, conferences and meetings, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms, which has had, and is expected to continue to have, a material adverse impact on the hospitality industry and the Company both financially and operationally.

The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020. Domestic occupancy levels fell below 50% overall for the month of March, ranging between 25.5% and 32.5% in the last ten days of the month, which was reflected in decreases in revenue per available room ("RevPAR"). Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with weekly domestic occupancy exceeding 50% during the final week of June 2020. In July, domestic RevPAR declined approximately 33.3% over the comparative prior year monthly period. The extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations is uncertain and will depend largely on future developments, including the severity and duration of resurgences of the virus and actions by government authorities to contain the pandemic. We continue to expect significant impact on our results of operations for the third quarter as well as the full year 2020. However, we expect the impact of the pandemic on our third quarter results to be less significant than that on our second quarter results. As of both June 30, 2020, and July 31, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election, compared to approximately 10% as of March 31, 2020.

While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of June 30, 2020, the Company had approximately $725.6 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility, which was bolstered by a $250 million unsecured term loan (the "Term Loan") that the Company entered into on April 16, 2020. In July 2020, the Company issued $450 million aggregate principal amount of 3.700% senior unsecured notes due 2031 (the "2020 Senior Notes") and announced the early tender results of a cash tender offer (the "Tender Offer") for the purchase of approximately $183.4 million aggregate principal amount of the Company's 5.750% senior unsecured notes due 2022 (the "2012 Senior Notes"). The Company used the net proceeds from the 2020 Senior Notes offering to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered. Based on our business model, the financial mitigation measures described below, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. These measures include, but are not limited to, the following:

•	Implemented fee-deferral programs for domestic and international franchisees.

•	Suspended one-time finance charges, reputation management fees and guest relations handling fees.

•	Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.

•	Advocated to expand the amount of and eligibility requirements for government relief SBA programs and other CARES Act benefits to help franchisees retain employees and service their debt.

•	Established a proactive, ongoing multi-channel franchisee outreach and education program that is actively helping thousands of hotel owners access this newly available capital.

•	Revised its guest cancellation policy to provide travelers greater flexibility during these challenging times and deferred the expiration of loyalty points.

•	Implemented travel restrictions and work-from-home practices for the Company’s employees.

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

Management and the Board of Directors have taken steps to adjust the Company’s cost structure and increase its financial flexibility, which include, but are not limited to, the following actions:

•	Reduced the compensation of the Board of Directors, chief executive officer, and other executive officers for the remainder of 2020.

•	Reduced global work force by more than 20% through a combination of layoffs and furloughs.

•	Introduced a hiring freeze except with respect to certain critical positions and suspended associates’ 401(k) match.

•	Eliminated, reduced or deferred non-essential expenditures, discretionary capital expenditures and investments. We are actively working with vendors to achieve relief on fees or timing of fee payment.

•	Temporarily suspended activity under the Company’s share repurchase program.

•	Determined to suspend future, undeclared dividends for at least the remainder of 2020.

•	Entered into the Term Loan on a precautionary basis, enhancing the Company’s financial flexibility by increasing its borrowing capacity by $250 million.

•
Offered $450 million of 3.700% senior notes due 2031, using net proceeds to repay the Term Loan in full and fund the $183.4 million aggregate principal purchase price of the senior notes tendered in connection with the Tender Offer.

As disclosed above, domestic occupancy has been severely impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have to-date experienced less severe occupancy declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition from mid-March to present.

Given the uncertainty as to the potential duration of the crisis and its severity, the Company does not expect material improvement in the industry until there is a sense that the spread of the virus has been contained, shelter-in-place orders have been lifted and economic forecasts begin to improve. As the industry continues to recover, the Company believes it will continue to benefit from the expected faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which we believe will lead in the demand recovery for the industry.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part II, Item 1A of this Form 10-Q.

Overview

We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,118 hotels open comprising 597,018 rooms and 1,035 hotels under construction, awaiting conversion or approved for development comprising 85,129 rooms as of June 30, 2020, located in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome™ Suites, and Cambria® Hotels (collectively, the "Choice brands").

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

The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and we expect will continue to be materially disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our second quarter 2020 results and anticipated trends are discussed below under the heading "Operations Review."

We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. While we continue to actively manage and eliminate certain discretionary marketing and reservation system expenditures, as a result of lower occupancy and therefore lower marketing and reservation system fees generated, we continue to anticipate marketing and reservation expenditures will exceed fees for the remainder of this year.

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
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, improving our effective royalty rate, expanding our qualified vendor programs and travel related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, the Company's hotels are presently experiencing significant declines in occupancy and RevPAR and there remains a subset of hotels with temporarily suspended operations resulting from the impacts of the COVID-19 pandemic, which will impact the profitability of the Company in the current year and an indeterminate period in the future.
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
Due to the seasonal nature of the Company’s hotel franchising business or multi-year investments that are required to support franchise operations, in addition to incremental spend by the Company to support franchisees during the COVID-19 pandemic, quarterly or annual deficits and surpluses may be generated. During the three and six months ended June 30, 2020, marketing and reservation system expenses exceeded revenues by $9.6 million and $29.7 million, respectively. During the three and six months ended June 30, 2019, marketing and reservation system revenues exceeded expenses by $12.3 million and $2.6 million, respectively.
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

Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total revenues	$151,733	$317,684	$369,908	$536,004
Adjustments:
Marketing and reservation system revenues	(79,677)	(172,465)	(190,062)	(282,529)
Revenues, excluding marketing and reservation system activities	$72,056	$145,219	$179,846	$253,475

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2020 and 2019

Summarized financial results for the three months ended June 30, 2020 and 2019 are as follows:

(in thousands)	2020	2019
REVENUES
Royalty fees	$50,152	$106,427
Initial franchise and relicensing fees	6,676	6,675
Procurement services	10,697	20,829
Marketing and reservation system	79,677	172,465
Owned hotels	2,108	—
Other	2,423	11,288
Total revenues	151,733	317,684
OPERATING EXPENSES
Selling, general and administrative	36,115	46,909
Depreciation and amortization	6,398	3,405
Marketing and reservation system	89,309	160,121
Owned hotels	2,976	—
Provision for credit losses	7,849	71
Total operating expenses	142,647	210,506
Impairment of goodwill	—	—
Loss on asset dispositions and impairments	(1,226)	—
Loss on sale of business	—	(4,641)
Gain on sale of assets, net	—	—
Operating income	7,860	102,537
OTHER INCOME AND EXPENSES, NET
Interest expense	13,082	11,093
Interest income	(2,245)	(2,784)
Loss on extinguishment of debt	—	—
Other (gains) losses	(3,585)	(906)
Equity in net loss of affiliates	3,486	980
Total other income and expenses, net	10,738	8,383
Income (loss) before income taxes	(2,878)	94,154
Income tax (benefit) expense	(437)	19,765
Net (loss) income	$(2,441)	$74,389
Results of Operations
The Company recorded income (loss) before income taxes of $(2.9) million for the three-month period ended June 30, 2020, a $97.1 million decrease from the same period of the prior year. The decrease in income (loss) before income taxes primarily reflects a $94.7 million decrease in operating income, a $2.5 million increase in equity in net loss of affiliates, and a $2.0 million increase in interest expense, partially offset by a $2.7 million increase in other (gains) losses.

Operating income decreased $94.7 million primarily due to a $56.2 million decrease in royalty revenues, a $22.0 million increase in the net deficit generated from marketing and reservation system activities, a $10.1 million decrease in procurement services revenues, a $8.9 million decrease in other revenues, a $7.8 million increase in the provision for credit losses, a $3.0 million increase in depreciation and amortization, and recognition of a $1.2 million loss on asset disposition, offset by a $10.9 million decrease in selling, general and administrative ("SG&A") expenses, and the second quarter 2019 recognition of a $4.6 million loss on sale of the SaaS for vacation rental reporting unit.
The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended June 30, 2020 decreased $52.5 million to $48.3 million from $100.8 million for the three months ended June 30, 2019, a decrease of 52%. The decrease in domestic royalties reflect a 49.6% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 19.9% decrease in average daily rates and a 2,300 basis point decrease in occupancy. The decrease in domestic royalties is partially offset by an increase in the number of domestic franchised hotel rooms and a 10 basis point increase in the effective royalty rate from 4.84% for the three months ended June 30, 2019 to 4.94% for the three months ended June 30, 2020.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2020			June 30, 2019
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$79.57	36.6%	$29.11	$98.61	67.3%	$66.36	(19.3)%	(3,070)	bps	(56.1)%
Sleep	74.34	38.0%	28.23	88.08	66.7%	58.73	(15.6)%	(2,870)	bps	(51.9)%
Quality	68.97	35.5%	24.49	81.69	58.7%	47.97	(15.6)%	(2,320)	bps	(48.9)%
Clarion	69.24	25.6%	17.71	86.78	54.9%	47.67	(20.2)%	(2,930)	bps	(62.8)%
Econo Lodge	57.06	37.9%	21.65	64.93	51.6%	33.53	(12.1)%	(1,370)	bps	(35.4)%
Rodeway	57.10	40.9%	23.37	65.20	52.2%	34.02	(12.4)%	(1,130)	bps	(31.3)%
WoodSpring	44.96	69.2%	31.09	47.79	78.2%	37.35	(5.9)%	(900)	bps	(16.8)%
MainStay	73.82	48.6%	35.86	87.83	67.9%	59.62	(16.0)%	(1,930)	bps	(39.9)%
Suburban	50.79	60.9%	30.95	59.15	71.0%	41.96	(14.1)%	(1,010)	bps	(26.2)%
Cambria Hotels	96.82	24.2%	23.46	152.89	74.8%	114.43	(36.7)%	(5,060)	bps	(79.5)%
Ascend Hotel Collection	109.46	32.2%	35.24	125.87	63.3%	79.70	(13.0)%	(3,110)	bps	(55.8)%
Total	$67.21	39.1%	$26.27	$83.88	62.1%	$52.11	(19.9)%	(2,300)	bps	(49.6)%
The impacts of COVID-19 on the Company’s business were first experienced by the Company toward the end of the first quarter of 2020, with domestic occupancy ranging between 25.5% and 32.5% in the last ten days of March, which was reflected in decreases in RevPAR. Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with weekly occupancy exceeding 50% during the final week of June 2020. In July, domestic RevPAR declined approximately 33.3% over the comparative prior year monthly period. There is uncertainty as to the potential duration of the COVID-19 pandemic and its severity, and thus corresponding uncertainty as to the duration and severity of the impact on our occupancy, which will continue to impact our future results.

During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. The Company also made minor revisions to the calculation of Average Daily Rate ("ADR") with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for the three months ended June 30, 2020 would have been $66.61, 47.4%, and $31.60, respectively, versus three months ended June 30, 2019 of $83.57, 67.2%, and $56.17, respectively, with period over period declines of 20.2%, 1,979 bps, and 43.8%, respectively.

The number of total domestic rooms in our franchise system increased by 2.0% to 461,484 rooms as of June 30, 2020 from 452,375 as of June 30, 2019. The total number of domestic hotels in our franchise system increased by 0.6% to 5,917 as of June 30, 2020 from 5,879 as of June 30, 2019.
A summary of domestic hotels and rooms in our franchise system at June 30, 2020 and 2019 by brand is as follows:

	June 30, 2020		June 30, 2019		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,620	127,583	1,610	126,229	10	1,354	0.6%	1.1%
Sleep	399	28,251	397	28,099	2	152	0.5%	0.5%
Quality	1,690	128,909	1,665	128,115	25	794	1.5%	0.6%
Clarion	179	22,651	175	22,085	4	566	2.3%	2.6%
Econo Lodge	779	46,992	823	49,838	(44)	(2,846)	(5.3)%	(5.7)%
Rodeway	578	33,107	597	34,749	(19)	(1,642)	(3.2)%	(4.7)%
WoodSpring	281	33,797	262	31,515	19	2,282	7.3%	7.2%
MainStay	73	4,629	66	4,387	7	242	10.6%	5.5%
Suburban	60	6,082	56	5,807	4	275	7.1%	4.7%
Cambria Hotels	51	7,347	42	5,923	9	1,424	21.4%	24.0%
Ascend Hotel Collection	207	22,136	186	15,628	21	6,508	11.3%	41.6%
Total Domestic Franchises	5,917	461,484	5,879	452,375	38	9,109	0.6%	2.0%
As of both June 30, 2020, and July 31, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system. As of July 31, 2020, greater than 99% of the Company’s domestic branded hotels are continuing to operate, however there is uncertainty as to the potential duration of the crisis and its severity, which will likely impact the number of hotels which temporarily suspend operations.

International royalty fees for the three months ended June 30, 2020 decreased $3.8 million to $1.8 million compared to the three months ended June 30, 2019 as a result of temporarily suspended operations and declines in RevPAR performance. International rooms in our franchise system increased by 15,250 from 120,284 as of June 30, 2019 to 135,534 as of June 30, 2020, with the total number of hotels in our franchise system increasing by 35 from 1,166 as of June 30, 2019 to 1,201 as of June 30, 2020. However, as of June 30, 2020 and July 31, 2020, approximately 7% and 4%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election. There is uncertainty as to the potential duration of the crisis and its severity, which will continue to impact the number of hotels which temporarily suspend operations.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the second quarter of 2020, the Company awarded 93 domestic franchise agreements representing 6,793 rooms compared to 181 franchising agreements representing 14,301 rooms for the second quarter of 2019. Domestic franchise agreements awarded for new construction hotels totaled 34 contracts representing 2,936 rooms during the three months ended June 30, 2020, compared to 60 contracts representing 5,100 rooms for the three months ended June 30, 2019. Conversion hotel awarded franchise agreements totaled 59 representing 3,857 rooms for the three months ended June 30, 2020, compared to 121 agreements representing 9,201 rooms for the three months ended June 30, 2019.

The Company awarded 35 domestic relicensing contracts during the three months ended June 30, 2020, compared to 89 executed during the three months ended June 30, 2019. The Company awarded 10 domestic renewal agreements during the three months ended June 30, 2020, compared to 10 awarded during the three months ended June 30, 2019.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue remained unchanged from $6.7 million for the three months ended June 30, 2019 to $6.7 million for the three months ended June 30, 2020.
As of June 30, 2020, the Company had 982 franchised hotels with 78,517 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 988 hotels and 78,613 rooms at June 30, 2019. The number of new construction franchised hotels in the Company's domestic pipeline decreased 2% to 741 at June 30, 2020 from 753 at June 30, 2019. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 6 hotels or 3% from 235 hotels at June 30, 2019 to 241 hotels at June 30, 2020. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 53 franchised hotels with 6,612 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2020 compared to 123 hotels and 27,997 rooms at June 30, 2019. Fluctuations in the Company’s domestic pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, we anticipate a continued reduction in total new franchise agreements for the year. Further, these factors create additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor, and local governmental approvals and entitlements, all of which may be constrained during the pendency of the pandemic.

Procurement Services: Revenues decreased $10.1 million or 49% from $20.8 million for the three months ended June 30, 2019 to $10.7 million for the three months ended June 30, 2020. The decrease in revenues primarily reflects the cancellation of the Company's annual convention as a result of the COVID-19 pandemic and a decrease in fees affiliated with travel related partnerships. Because of impacts from COVID-19, for at least the remainder of the year we expect lower occupancy at our franchised hotels and as a result we expect there to be fewer purchases made from qualified vendors and travel related partners, from which we earn a fee.

Other Revenues: Other revenues declined $8.9 million from $11.3 million for the three months ended June 30, 2019 to $2.4 million in the same period of the current year. The decline primarily represents the suspension of reputation management and guest relation charges to our franchisees. Additionally, the SaaS for vacation rental reporting unit was sold on June 3, 2019, which earned $2.3 million during the three months ended June 30, 2019.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $36.1 million for the three months ended June 30, 2020 compared to $47.0 million for the three months ended June 30, 2019, which decreased $10.9 million from the three months ended June 30, 2019.
SG&A expenses for the three months ended June 30, 2020 and 2019 include approximately $0.5 million and $2.6 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party. The decrease of $2.1 million from the same period of the prior year is primarily due to decreased expenses of the SaaS for vacation rentals reporting unit, which was sold on June 3, 2019.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended June 30, 2020 decreased $8.8 million to $35.6 million in the current year primarily due to implemented cost mitigation measures resulting from the COVID-19 pandemic, including cancellation of the annual convention, furloughs and layoffs of certain domestic and international positions and reduction of non-essential expenditures, partially offset by an increase in the Company's deferred compensation liabilities based on increases in the underlying investments.
Depreciation and amortization: Depreciation and amortization expense for the three months ended June 30, 2020 increased $3.0 million to $6.4 million from the same period of the prior year primarily due to an additional $3.1 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Provision for credit losses: Provision for credit losses during the three months ended June 30, 2020 increased to $7.8 million and represent provisions on Trade receivables and Notes receivables recorded in accordance with Topic 326 (see Note 1) with contemplation to economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. The provision for Trade receivables have increased $5.0 million primarily due to the aging of customer receivables, while the provision for Notes receivable have increased $2.8 million based on re-assessment of our loan portfolio risk characteristics and provisioning on loan proceeds issued.
Loss on Asset Dispositions and Impairments and Loss on Sale of Business: In the second quarter of 2020, the Company recognized a $1.2 million charge related to a prospective self-development project the Company is no longer pursing. In the second quarter of 2019, the Company recorded a $4.6 million loss on sale of the SaaS for vacation rentals reporting unit.
Interest Expense: The Company recorded interest expense of $13.1 million for the three months ended June 30, 2020, an increase of $2.0 million from the three months ended June 30, 2019. The increase in interest expense is a result of increased borrowings in response to the COVID-19 pandemic. We anticipate borrowings and associated interest expense will remain elevated relative to comparable periods for the remainder of 2020.
Other (Gains) Losses: The Company recorded other net gains of $3.6 million for the three months ended June 30, 2020, compared to other net gains of $0.9 million for the three months ended June 30, 2019. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net Loss of Affiliates: The Company recorded net losses of $3.5 million from its unconsolidated joint ventures for the three months ended June 30, 2020, compared to net losses of $1.0 million for the three months ended June 30, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. We anticipate the results recognized from these investments for the remainder of 2020 will be significantly impacted by the COVID-19 pandemic.
Income Tax (Benefit) Expense: The effective income tax rates were 11.8% and 21.0% for the three months ended June 30, 2020 and 2019, respectively.
The effective income tax rate for the three months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the three months ended June 30, 2019 was the same as the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $1.0 million and the impact of foreign operations, offset by state income taxes.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2020 and 2019
Summarized financial results for the six months ended June 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019
REVENUES:
Royalty fees	$120,491	$186,780
Initial franchise and relicensing fees	13,960	13,482
Procurement services	24,494	32,776
Marketing and reservation system	190,062	282,529
Owned hotels	11,530	—
Other	9,371	20,437
Total revenues	369,908	536,004
OPERATING EXPENSES:
Selling, general and administrative	61,865	85,390
Depreciation and amortization	12,927	7,021
Marketing and reservation system	219,756	279,960
Owned hotels	9,010	—
Provision for credit losses	10,934	1,104
Total operating expenses	314,492	373,475
Impairment of goodwill	—	(3,097)
Loss on asset dispositions and impairments	(1,226)	(7,304)
Loss on sale of business	—	(4,641)
Gain on sale of assets, net	—	100
Operating income	54,190	147,587
OTHER INCOME AND EXPENSES, NET:
Interest expense	24,462	22,304
Interest income	(4,533)	(5,397)
Loss on extinguishment of debt	607	—
Other (gains) losses	692	(3,104)
Equity in net loss of affiliates	5,441	3,151
Total other income and expenses, net	26,669	16,954
Income before income taxes	27,521	130,633
Income tax (benefit) expense	(25,501)	26,163
Net income	$53,022	$104,470
Results of Operations
The Company recorded income before income taxes of $27.5 million for the six-month period ended June 30, 2020, a $103.1 million decrease from the same period of the prior year. The decrease in income before income taxes reflects a $93.4 million decrease in operating income, a $3.8 million decrease in other (gains) losses, a $2.2 million increase in interest expense, a $2.2 million increase in net loss of affiliates, and a $0.6 million in loss on extinguishment of debt.
Operating income decreased $93.4 million primarily due to a $66.3 million decrease in royalty revenues, $32.3 million reduction in the net surplus generated from marketing and reservation system activities, a $11.0 million decrease in other revenues, an $8.3 million decrease in procurement services revenues, a $5.9 million increase in depreciation and amortization, and recognition of $1.2 million loss on asset disposition; partially offset by a $23.5 million decrease in SG&A expenses; recognition of $15.0 million loss on impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019; and a $2.5 million increase in owned hotels revenues in excess of expenses.
The primary reasons for these fluctuations are described in more detail below.

Royalty Fees
Domestic royalty fees for the six months ended June 30, 2020 decreased $61.7 million to $114.7 million, a 35% decrease compared to the six months ended June 30, 2019.
The decrease in royalties reflect a 34.5% decrease in RevPAR. System-wide RevPAR decreased due to a 1,460 basis point decrease in occupancy rates and a 12.1% decrease in average daily rates. The decrease in domestic royalties is partially offset by a 2.0% increase in the number of domestic franchised hotel rooms and a 10 basis point increase in the effective royalty rate from 4.84% for the six months ended June 30, 2019 to 4.94% for the six months ended June 30, 2020.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2020			June 30, 2019
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$84.20	42.6%	$35.86	$95.09	61.6%	$58.57	(11.5)%	(1,900)	bps	(38.8)%
Sleep	76.97	43.6%	33.58	85.53	61.3%	52.40	(10.0)%	(1,770)	bps	(35.9)%
Quality	71.07	38.7%	27.48	79.24	53.5%	42.40	(10.3)%	(1,480)	bps	(35.2)%
Clarion	72.51	31.4%	22.75	83.23	49.2%	40.91	(12.9)%	(1,780)	bps	(44.4)%
Econo Lodge	57.15	38.1%	21.79	62.64	47.1%	29.48	(8.8)%	(900)	bps	(26.1)%
Rodeway	58.38	40.9%	23.87	63.43	48.4%	30.70	(8.0)%	(750)	bps	(22.2)%
WoodSpring	45.99	69.7%	32.07	46.63	76.6%	35.73	(1.4)%	(690)	bps	(10.2)%
MainStay	76.21	51.3%	39.07	85.40	63.2%	53.96	(10.8)%	(1,190)	bps	(27.6)%
Suburban	52.52	61.4%	32.24	58.76	69.3%	40.70	(10.6)%	(790)	bps	(20.8)%
Cambria Hotels	120.89	36.7%	44.41	144.68	68.2%	98.66	(16.4)%	(3,150)	bps	(55.0)%
Ascend Hotel Collection	115.48	39.7%	45.89	121.42	60.3%	73.16	(4.9)%	(2,060)	bps	(37.3)%
Total	$71.09	42.7%	$30.34	$80.86	57.3%	$46.32	(12.1)%	(1,460)	bps	(34.5)%
The impacts of COVID-19 on the Company's business were first experienced by the Company toward the end of the first quarter of 2020, with domestic occupancy ranging between 25.5% and 32.5% in the last ten days of March, which was reflected in decreases in RevPAR. Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with weekly occupancy exceeding 50% during the final week of June 2020. In July, domestic RevPAR declined approximately 33.3% over the comparative prior year monthly period. There is uncertainty as to the potential duration of the COVID-19 pandemic and its severity, and thus corresponding uncertainty as to the duration and severity of the impact on our occupancy, which will continue to impact our future results.

During the first quarter of 2020, the Company revised its calculation of Occupancy, ADR, and RevPAR. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for the six months ended June 30, 2020 would have been $70.59, 49.7%, and $35.10, respectively, versus six months ended June 30, 2019 of $80.49, 62.6%, and $50.36, respectively, with period over period declines of 12.3%, 1,283 bps, and 30.3%, respectively.
International royalty fees for the six months ended June 30, 2020 decreased $4.6 million to $5.8 million compared to the six months ended June 30, 2019 as a result of the temporarily suspended operations and declines in RevPAR performance. International rooms in our franchise system increased by 15,250 from 120,284 as of June 30, 2019 to 135,534 as of June 30, 2020, with the total number of hotels in our franchise system increasing by 35 from 1,166 as of June 30, 2019 to 1,201 as of June 30, 2020. However, as of June 30, 2020 and July 31, 2020, approximately 7% and 4%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election. There is uncertainty as to the potential duration of the crisis and its severity, which continues to impact the number of hotels which temporarily suspend operations.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the six months ended June 30, 2020, the Company awarded 151 domestic franchise agreements representing 11,449 rooms compared to 260 franchise agreements representing 20,527 rooms for the six months ended June 30, 2019. Domestic franchise agreements awarded for new construction hotels totaled 50 representing 4,297 rooms during the six months ended June 30, 2020 compared to 92 franchise agreements representing 7,709 rooms for the six months ended June 30, 2019. Conversion hotel awarded franchise agreements totaled 101 representing 7,152 rooms for the six months ended June 30, 2020 compared to 168 franchise agreements representing 12,818 rooms for the six months ended June 30, 2019.
The Company awarded 110 domestic relicensing contracts during the six months ended June 30, 2020, compared to 192 executed during the six months ended June 30, 2019. The Company awarded 20 domestic renewal agreements during the six months ended June 30, 2020, compared to 19 executed during the six months ended June 30, 2019.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.5 million from $13.5 million during the six months ended June 30, 2019 to $14.0 million during the six months ended June 30, 2020.

Procurement Services: Revenues decreased $8.3 million or 25% from $32.8 million for the six months ended June 30, 2019 to $24.5 million for the six months ended June 30, 2020. The decrease in revenues primarily reflects the cancellation of the Company's annual convention as a result of the COVID-19 pandemic and a decrease in fees affiliated with travel related partnerships. Because of impacts from COVID-19, for at least the remainder of the year we expect lower occupancy at our franchised hotels and as a result we expect there to be fewer purchases made from qualified vendors and travel related partners, from which we earn a fee.

Owned Hotels: The Company acquired four operating hotels in the third quarter of 2019. A fifth hotel previously under development by the Company opened in the third quarter of 2019. Revenues of $11.5 million and expenses of $9.0 million represent fees earned from and costs incurred for the hotel operations during the six months ended June 30, 2020.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $61.9 million for the six months ended June 30, 2020, a decrease of $23.5 million from the six months ended June 30, 2019.
SG&A expenses for the six months ended June 30, 2020 and 2019 include approximately $1.5 million and $6.3 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decrease of $4.8 million from the same period of the prior year is primarily due to the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the six months ended June 30, 2020 decreased $19.8 million or 25% to $60.4 million primarily due to implemented cost mitigation and cash preservation measures resulting from the COVID-19 pandemic, including cancellation of the annual convention; furloughs and layoffs of certain domestic and international positions and reduction of non-essential expenditures; and reductions in the Company's deferred compensation liabilities based on declines in the underlying investments.
Depreciation and amortization: Depreciation and amortization expense for the six months ended June 30, 2020 increased $5.9 million to $12.9 million from the same period of the prior year primarily due to an additional $6.3 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Provision for credit losses: Provision for credit losses during the six months ended June 30, 2020 increased $9.8 million to $10.9 million and represent provisions on Trade receivables and Notes receivables recorded in accordance with Topic 326 (see Note 1) with contemplation to economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. The provision for Trade receivables have increased $6.9 million primarily due to the aging of customer receivables, while the provision for Notes receivable have increased $2.9 million based on re-assessment of our loan portfolio risk characteristics and provisioning on loan proceeds issued.

Impairment of Goodwill, Loss on Asset Dispositions and Impairments, and Loss on Sale of Business: In the second quarter of 2020, the Company recognized a $1.2 million charge related to a prospective self-development project the Company is no longer pursing. For the six months ended June 30, 2019, the Company recognized a $15.0 million loss on impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of on June 3, 2019.
Interest Expense: The Company recorded interest expense of $24.5 million for the six months ended June 30, 2020, an increase of $2.2 million from the six months ended June 30, 2019. The increase in interest expense is a result of increased borrowings in response to the COVID-19 pandemic. We anticipate borrowings and associated interest expense will remain elevated relative to comparable periods for the remainder of 2020.
Other (Gains) Losses: Other (gains) losses decreased from a $3.1 million gain for the six months ended June 30, 2019 to $0.7 million loss for same period of the current year. The losses relate to reductions in the Company's deferred compensation assets based on declines in the underlying investments.
Equity in Net Loss of Affiliates: The Company recorded net losses of $5.4 million from its unconsolidated joint ventures for the six months ended June 30, 2020 compared to net losses of $3.2 million for the six months ended June 30, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. We anticipate the results recognized from these investments for the remainder of 2020 will be significantly impacted by the COVID-19 pandemic.

Income Tax (Benefit) Expense: The effective income tax rates were (92.3)% and 20.0% for the six months ended June 30, 2020 and 2019, respectively.

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

The effective income tax rate for the six months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to this $30.6 million benefit, $2.7 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the six months ended June 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to excess tax benefits from share-based compensation of $3.0 million and the impact of foreign operations, partially offset by state income taxes.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we have taken steps to adjust the company’s cost structure and increase its financial flexibility and liquidity. At June 30, 2020, the Company had approximately $725.6 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility, which was bolstered by the $250 million Term Loan as entered in to by the Company on April 16, 2020. In July 2020, the Company issued $450 million aggregate principal 2020 Senior Notes and announced the early tender results of the Tender Offer for the purchase of $183.4 million aggregate principal amount of the Company's 2012 Senior Notes. The Company used the net proceeds from the 2020 Senior Notes offering to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered.

To preserve capital, we determined to suspend future, undeclared dividends for at least the remainder of 2020 and have temporarily suspended activity under our share repurchase program as well as limited discretionary spending and investments until such time as we determine conditions are appropriate to resume any such activity.

Based on our business model, the financial mitigation measures taken, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of June 30, 2020, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.

Operating Activities
During the six months ended June 30, 2020 and 2019, net cash provided by operating activities totaled $1.5 million and $97.7 million, respectively. Operating cash flows decreased $96.2 million primarily due to a decrease in operating income as driven by a reduction in royalty fees and the net surplus generated from marketing and reservation system activities, excluding certain non-cash charges, and timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2020 and 2019, the Company's net advances for these purposes totaled $12.6 million and $19.1 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At June 30, 2020, the Company had commitments to extend an additional $288.2 million for these purposes provided the conditions of the payment are met by its franchisees.
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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the six months ended June 30, 2020, marketing and reservation system expenses exceeded revenues by $29.7 million. During the six months ended June 30, 2019 marketing and reservation system revenues exceeded expenses by $2.5 million.
Investing Activities
Cash utilized for investing activities totaled $29.5 million and $45.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2020 primarily reflects the following items:
During the six months ended June 30, 2020 and 2019, the Company invested $3.0 million and $13.7 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.1 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote the growth of our Cambria Hotels brand. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $9.3 million to support these efforts.
During the six months ended June 30, 2020 and 2019, capital expenditures in property and equipment totaled $21.1 million and $38.2 million, respectively. The decrease in capital expenditures primarily reflects the Company's investment in improvements to an office building in 2019 that was converted to a Cambria Hotel. The hotel opened in the third quarter of 2019.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2020, the Company advanced and received repayments totaling $7.7 million and $0.1 million for these purposes, respectively. For the six months ended June 30, 2019, the Company advanced and received repayments totaling $4.9 million and $5.4 million for these purposes, respectively. At June 30, 2020, the Company had commitments to extend an additional $2.2 million for these purposes provided certain conditions are met by its franchisees.

During the six months ended June 30, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land. The Company did not have any sale of land parcels during the six months ended June 30, 2020.

During the six months ended June 30, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment and our assessment of the on-going impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2020, the Company had approximately $579.3 million outstanding pursuant to these financial support activities.

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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At June 30, 2020, the Company maintained a total leverage ratio of 3.69x and was in compliance with all financial covenants under the Restated Credit Agreement. The Company increased borrowings on its senior unsecured revolving credit facility by $170.3 million in the six months ended June 30, 2020, primarily in response to the COVID-19 pandemic. The additional borrowings that were not otherwise utilized for operational purposes during the quarter are being held as cash on the Company’s consolidated balance sheet. These borrowings have resulted in an increase to our gross leverage ratio as used for financial covenants of our credit agreements in comparison to historical periods. The Company also entered in to the Term Loan on April 16, 2020, the proceeds of which were used to reduce borrowings on the Company’s senior unsecured revolving credit facility and thus did not alter our gross leverage ratio.
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
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility. The Term Loan was subsequently paid off in full in July 2020 from the proceeds of the 2020 Senior Notes.
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes in the principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th beginning January 15, 2021. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions and other offering expenses, to repay the Term Loan in full and fund the purchase price of the 2012 Notes tendered and accepted by the Company for purchase pursuant to the tender offer (discussed below under "Senior Unsecured Notes due 2022").
Interest on the 2020 Senior Notes is payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2021. The interest rate payable on the 2020 Senior Notes will be subject to adjustment based on certain rating events. The Company may redeem the 2020 Senior Notes, in whole or in part, at its option at the applicable redemption price before maturity. If the Company redeems the 2020 Senior Notes prior to October 15, 2030 (three months prior to the maturity date) (the “2020 Notes Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2020 Senior Notes matured on the 2020 Notes Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest. If the Company redeems the 2020 Senior Notes on or after the 2020 Notes Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Additionally, at the option of the holders of the 2020 Senior Notes, the Company may be required to repurchase all or a portion of the 2020 Senior Notes of a holder upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
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
The Company may redeem the 2019 Senior Notes, in whole or in part, at its option at the applicable redemption price before maturity. If the Company redeems the 2019 Senior Notes prior to September 1, 2029 (three months prior to the maturity date) (the “2019 Notes Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2019 Senior Notes matured on the 2019 Notes Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 30 basis points, plus accrued and unpaid interest. If the Company redeems the 2019 Senior Notes on or after the 2019 Notes Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Additionally, at the option of the holders of the 2019 Senior Notes, the Company may be required to repurchase all or a portion of the 2019 Senior Notes of a holder upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
Senior Unsecured Notes due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.750% with an effective rate of 6.00%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts and commissions and other offering expenses, together with borrowings under the Company's senior unsecured credit facility, to pay a special cash dividend totaling approximately $600.7 million paid to stockholders on August 23, 2012.
The Company may redeem the 2012 Senior Notes at its option at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled principal and interest payments from the redemption date to the date of maturity discounted to the redemption date on a semi-annual basis at the Treasury rate, plus 50 basis points. Additionally, at the option of the holders of the 2012 Senior Notes, the Company may be required to repurchase all or a portion of the 2012 Senior Notes of a holder upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
On July 9, 2020, the Company commenced the Tender Offer to purchase up to $160.0 million aggregate principal amount of the Company’s 2012 Senior Notes subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, including an early tender premium, settlement fees, and accrued interest paid.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage is collateralized by the office building, requires monthly payments of principal and interest, and matures in December 2020 with a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment will be amortized over the remaining term of the mortgage utilizing the effective interest method.

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2020, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of June 30, 2020.
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
During the six months ended June 30, 2020, the Company maintained the payment of a quarterly dividend on its common shares outstanding of $0.225 per share, which remained unchanged from the previous quarterly declaration, and paid cash dividends totaling $25.2 million. In light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we determined to suspend future, undeclared dividends for at least the remainder of 2020.
Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
During the six months ended June 30, 2020, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $43.3 million. Through June 30, 2020, the Company had repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 per share. As of June 30, 2020, the Company had 3.4 million shares remaining under the current share repurchase authorization. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we have temporarily suspended activity under our share repurchase program.
During the six months ended June 30, 2020, the Company redeemed 115,525 shares of common stock at a total cost of approximately $11.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming the repurchase of the Company's stock in the future, at such time that conditions are appropriate. We currently have no estimated time frame for when this may occur.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of June 30, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.

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
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, the our ability to benefit from any rebound in travel demand, our liquidity, our ability to assist franchisees through relief or other financial measures, our ability to minimize or manage disruptions posed by COVID-19, our ability to achieve cost savings and reduce discretionary spending and investments, and the impact of COVID-19 and economic conditions on our future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, continuation, resurgence or worsening of the COVID-19 pandemic, including quarantines, "shelter-in-place" orders, or other travel restrictions; new information which may emerge concerning the severity or impact of the COVID-19 pandemic and the development of vaccines and treatments for COVID-19; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of COVID-19 or other epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness; and any future resurgence of COVID-19. These and other risk factors are discussed in detail in the Risk Factors section of this quarterly report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $26.5 million and $27.1 million at June 30, 2020 and December 31, 2019, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2020, the Company had $188.5 million of variable interest rate debt instruments outstanding at an effective rate of 1.49%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2020 levels would increase or decrease annual interest expense by $0.3 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As the COVID-19 pandemic continues to spread, federal, state and local governments, as well as businesses, have implemented significant restrictions in attempt to mitigate this public health crisis. A majority of our franchised properties are operated within the United States and currently many states have begun phased re-openings. However, several states that began phased re-openings have re-implemented restrictions in response to a surge in COVID-19 cases, which includes states where the company has a significant presence of franchised properties.

The extent, duration and magnitude of the COVID-19 pandemic’s effects is highly uncertain and will continue to depend on future developments, all of which are difficult to predict, including the continuation or worsening of the COVID-19 pandemic, and travel and other restrictions; new information which may emerge concerning the severity or resurgence of the COVID-19 pandemic; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel and transient and group business; the impact of the COVID-19 pandemic on the global hospitality industry, particularly on the U.S. leisure travel market; the development of effective vaccines and treatments; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; changes to general, domestic, and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; and any future resurgence of COVID-19. The resulting economic uncertainty is expected to make it difficult for us, as well as our franchisees and others in the hospitality industry, to meaningfully forecast and plan future business activity. However, in general, we expect that, the longer the pandemic and related travel and other restrictions remain in place, the more severe the health impacts of the pandemic are, and if repeat resurgent or cyclical outbreaks of the virus beyond the one being currently experienced occur, the more adverse the effect will be on our business, financial condition and results of operations.

The COVID-19 pandemic has subjected our business to a number of significant risks, which include:

•
Risks Related to the Traveling Public: During the pandemic, the occupancy at our franchised hotels that remain open has been significantly and materially adversely impacted, and we expect that our hotels will continue to experience difficulties attracting guests, especially leisure travelers in the United States, which comprises the majority of our historical guest base, until the government-imposed travel restrictions implemented in response to the COVID-19 pandemic are loosened or eliminated. More than 80% of our franchised properties are operated within the United States and, while many states have begun phased re-openings, certain states have re-implemented restrictions in response to a surge in COVID-19 cases, which include states where the company has a significant presence of franchised properties. Even when travel and other restrictions are loosened or eliminated, we expect that certain of our hotels will continue to struggle to attract guests if commercial airline traffic continues to be down, if closures of attractions that promote leisure travel continue, or if there is a prevailing unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19. We cannot predict whether the COVID-19 pandemic will result in temporary or permanent changes to the travel preferences, expectations and behavior of hotel guests; however, if these changes continue to result in reduction in travel or a decreased willingness of the traveling public to stay in hotels, these changes could have a significant negative impact on our franchised hotels and our business. In addition, the significant increase in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of COVID-19 is likely to have a sustained negative impact on travel demand and consumer discretionary spending for a period of time that we cannot predict. Once the unemployment rates and general economic environment improve, there is no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries.

•
Risks Related to the Health of our Franchised Hotel Operations: With the global spread of COVID-19, our franchise system has experienced material decreases in demand, occupancy and system-wide RevPAR, accompanied by forced or voluntary hotel closures and disruptions. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect, the revenues and profitability of our franchised properties and, in turn, the amount of royalty and other fees (which are primarily based on hotel revenue) that we are able to generate and collect from our franchisees. While governments have and may continue to implement various stimulus and relief programs and certain of our franchisees are participating in such stimulus and relief, financing difficulties and significant declines in revenues for our franchised hotels make it more likely that our franchisees could declare bankruptcy or face other financial difficulties, including with their lenders. With the goal of reducing the near-term payment obligations of our franchisees, we have implemented fee deferral and fee relief programs for and agreed to similar arrangements with our franchisees. However, we cannot be certain whether the availability of government stimulus and relief programs or our fee deferral and similar relief programs and arrangements will be effective in avoiding or significantly mitigating the financial impacts on our franchisees of the COVID-19 pandemic. Further, for franchisees not participating in government stimulus and/or relief programs, it is uncertain whether such programs will continue and to what extent our franchisees will be eligible for or are willing to participate in such programs, where conditions or restrictions imposed under such programs will be acceptable to our franchisees, or whether such programs will have sufficient funds available to permit participation by our eligible franchisees. Even if franchisees do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to, without reductions or other concessions (or, in the case of our franchisees who are already participating in fee deferral and relief programs and arrangements, further reductions or other concessions), on a timely basis or at all, which would adversely affect our revenues and liquidity. Even after the COVID-19 pandemic subsides, our franchisees could experience a significant increase in their operating costs, including the need to invest in new equipment, technology, amenities, products, and services in order to satisfy newly issued heath, hygiene, and safety regulations and requirements or to conform to evolving guest expectations. If franchisees are unable to make these investments, their ability to continue operations or generate revenue may be adversely impacted, which would in turn have an adverse effect on our revenue and cash flow.

•
Risks Related to Our Operations and Employee Matters: In response to the uncertainty created by the global spread of COVID-19, we have taken and expect to continue to take corporate-level actions designed to manage operating expenses and enhance our future financial flexibility. These actions have included implementation of furlough and layoffs for approximately 15% of our employees in the United States and additional employees in Europe. As a result of these actions, we may be subject to increased risks related to employment matters, including increased litigation and claims for severance or other benefits. Additionally, because many of our team members are currently required to work from home, COVID-19 could negatively affect our ability to ensure compliance with various regulatory regimes applicable to our business, including internal controls over financial reporting. The severity of the impact from this risk would increase if the availability and continuing service of executives and other key team members or their families become ill from COVID-19, rendering the impacted executive or other employee unable to perform their duties. In addition, some actions we have taken, or that we may take in the future, to reduce costs for us or our franchisees may negatively impact franchisee satisfaction or guest loyalty, and our reputation and market share may suffer as a result.

•
Risks Related to Financial Condition and Indebtedness: Our overall level of indebtedness may increase substantially in the future as we manage through the effects of the pandemic. A default under our debt obligations may enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. The impact of the COVID-19 pandemic on the financial markets could adversely affect our ability or willingness to raise funds through equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and our outstanding senior notes, could have an adverse impact on our interest expense, and also negatively impact our access to capital and the cost of debt financing.

•
Risks Related to Growth: Our plans for growth could be negatively impacted by the COVID-19 pandemic. The commitments of franchisees with whom we have signed agreements for hotels that are not yet open are subject to numerous conditions, and the eventual development and opening of our pipeline of new hotels is subject to numerous risks, including the ability of a franchisee to obtain adequate financing for development or renovation. As a result, some portion of our current development pipeline may not be completed and developed into new hotels, and those hotels may not open when anticipated, which will impact our net unit and rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may be reduced as a result of the COVID-19 pandemic, which would further negatively impact our net unit and rooms growth. COVID-19 could also negatively impact other related sources of revenues for us, including, for example, our fees from our platform business, which is reflected in our procurement services revenues.

•
Risks Related to Capital Market Volatility: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile and has decreased in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities, and may adversely impact our ability to access capital markets in the future.

The COVID-19 pandemic could also have the effect of heightening many of the other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), including, but not limited to, operating risks common in the lodging and franchising industries, our ability to grow our franchise system, compete effectively and manage the reputation of our brands, our handling of disputes with the owners of our franchised hotels or their formal or informal representative franchisee associations, risks related to our ownership of operating hotels and development and brand support activities that involve our co-investment or financing and guaranty support for third parties or self-development of hotels, growth of alternative internet reservation channels outside of our system, performance of our information technology systems and risks related to cybersecurity, risks of doing business outside of the U.S. and risks related to the deterioration in the general financial condition of our franchisees. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our Annual Report are uncertain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2020:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2020	28,438	$100.66	18,353	3,928,004
February 29, 2020	79,841	100.52	5,978	3,922,916
March 31, 2020	548,752	78.70	523,700	3,399,216
April 30, 2020	5,630	71.04	—	3,399,216
May 31, 2020	895	71.26	—	3,399,216
June 30, 2020	—	—	—	3,399,216
Total	663,556	$82.19	548,031	3,399,216
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through June 30, 2020, the Company has repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 a share.
(2) During the six months ended June 30, 2020, the Company redeemed 115,525 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

10.01(f)
Senior Unsecured Credit Agreement, dated April 16, 2020, among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto and a syndicate of lenders

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on April 20, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2020	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2020	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer