Form 10-Q
period 2020-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2020-11-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

The number of shares of common stock outstanding on October 30, 2020 was 55,458,082.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Royalty fees	$79,666	$113,688	$200,157	$300,468
Initial franchise and relicensing fees	6,071	6,741	20,031	20,223
Procurement services	10,115	14,814	34,609	47,590
Marketing and reservation system	107,141	157,024	297,203	439,553
Owned hotels	4,201	8,710	15,731	8,710
Other	3,577	9,755	12,948	30,192
Total revenues	210,771	310,732	580,679	846,736
OPERATING EXPENSES
Selling, general and administrative	31,413	38,308	104,212	124,802
Depreciation and amortization	6,382	5,568	19,309	12,589
Marketing and reservation system	113,808	158,430	333,564	438,390
Owned hotels	3,812	6,014	12,822	6,014
Total operating expenses	155,415	208,320	469,907	581,795
Impairment of goodwill	—	—	—	(3,097)
Loss on asset dispositions and impairments	(4,290)	33	(5,516)	(7,271)
Loss on sale of business	—	(25)	—	(4,666)
Gain on sale of assets, net	—	—	—	100
Operating income	51,066	102,420	105,256	250,007
OTHER INCOME AND EXPENSES, NET
Interest expense	12,691	12,431	37,153	34,735
Interest income	(1,744)	(2,220)	(6,277)	(7,617)
Loss on extinguishment of debt	15,958	—	16,565	—
Other gains, net	(1,664)	(115)	(972)	(3,219)
Equity in net loss of affiliates	1,731	6,400	7,172	9,551
Total other income and expenses, net	26,972	16,496	53,641	33,450
Income before income taxes	24,094	85,924	51,615	216,557
Income tax expense (benefit)	9,594	9,685	(15,907)	35,848
Net income	$14,500	$76,239	$67,522	$180,709

Basic earnings per share	$0.26	$1.37	$1.22	$3.25
Diluted earnings per share	$0.26	$1.36	$1.21	$3.23

Cash dividends declared per share	$—	$0.215	$0.225	$0.645
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$14,500	$76,239	$67,522	$180,709
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	—	215	—	646
Foreign currency translation adjustment	240	(224)	(237)	(883)
Other comprehensive income (loss), net of tax	240	(9)	(237)	(237)
Comprehensive income	$14,740	$76,230	$67,285	$180,472

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$191,967	$33,766
Receivables (net of allowance for credit losses of $44,228 and $18,482, respectively)	175,375	141,566
Income taxes receivable	4,470	11,126
Notes receivable	28,860	26,265
Less: Allowance for notes receivable credit losses	(3,252)	(861)
Other current assets	18,150	24,727
Total current assets	415,570	236,589
Property and equipment, at cost, net	339,000	351,502
Operating lease right-of-use assets	19,774	24,088
Goodwill	159,196	159,196
Intangible assets, net	290,913	290,421
Notes receivable	110,852	106,749
Less: Allowance for notes receivable losses	(13,043)	(3,695)
Investments, employee benefit plans, at fair value	26,454	24,978
Investments in unconsolidated entities	72,571	78,655
Deferred income taxes	54,240	20,747
Other assets	94,619	97,442
Total assets	$1,570,146	$1,386,672
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$80,191	$73,449
Accrued expenses and other current liabilities	67,699	90,364
Deferred revenue	51,487	71,594
Current portion of long-term debt	6,977	7,511
Liability for guest loyalty program	46,066	82,970
Total current liabilities	252,420	325,888
Long-term debt	1,058,309	844,102
Long-term deferred revenue	122,285	112,662
Deferred compensation and retirement plan obligations	31,039	29,949
Income taxes payable	23,394	26,147
Operating lease liabilities	15,037	21,270
Liability for guest loyalty program	79,777	46,698
Other liabilities	9,289	3,467
Total liabilities	1,591,550	1,410,183
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2020 and December 31, 2019; 55,458,248 and 55,702,628 shares outstanding at September 30, 2020 and December 31, 2019, respectively	951	951
Additional paid-in-capital	228,521	231,160
Accumulated other comprehensive loss	(4,787)	(4,550)
Treasury stock, at cost; 39,607,390 and 39,363,010 shares at September 30, 2020 and December 31, 2019, respectively	(1,262,724)	(1,219,905)
Retained earnings	1,016,635	968,833
Total shareholders’ deficit	(21,404)	(23,511)
Total liabilities and shareholders’ deficit	$1,570,146	$1,386,672
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,522	$180,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,309	12,589
Depreciation and amortization – marketing and reservation system	14,994	12,355
Franchise agreement acquisition cost amortization	8,343	7,537
Gain on disposal of assets	—	(2,181)
Loss on sale of business	—	4,666
Loss on asset disposition and impairments	5,516	7,271
Impairment of goodwill	—	3,097
Loss on extinguishment of debt	16,565	—
Non-cash stock compensation and other charges	4,748	12,433
Non-cash interest and other income	(465)	(2,615)
Deferred income taxes	(31,411)	3,268
Equity in net losses from unconsolidated joint ventures, less distributions received	7,320	12,234
Franchise agreement acquisition costs, net of reimbursements	(16,960)	(25,592)
Change in working capital and other, net of acquisition	(25,801)	(34,794)
Net cash provided by operating activities	69,680	190,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(32,176)	(46,135)
Investment in intangible assets	(1,212)	(3,659)
Proceeds from sales of assets	—	10,585
Payment on business disposition, net	—	(10,783)
Asset acquisition, net of cash acquired	—	(168,954)
Proceeds from sale of unconsolidated joint venture	—	8,937
Contributions to equity method investments	(4,620)	(17,329)
Distributions from equity method investments	3,362	9,841
Purchases of investments, employee benefit plans	(2,254)	(2,748)
Proceeds from sales of investments, employee benefit plans	2,372	2,197
Issuance of notes receivable	(9,845)	(10,767)
Collections of notes receivable	5,113	10,491
Proceeds from sale of tax credits	9,197	—
Other items, net	(473)	(1,842)
Net cash used in investing activities	(30,536)	(220,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings pursuant to revolving credit facilities	(18,200)	97,800
Proceeds from issuance of Term Loan	249,500	—
Proceeds from issuance of 2020 Senior Notes	447,723	—
Principal payments on long-term debt	(466,915)	(371)
Payments to extinguish long-term debt	(14,347)	—
Purchase of treasury stock	(55,158)	(44,770)
Dividends paid	(25,274)	(36,103)
Debt issuance costs	(4,620)	(300)
Proceeds from issuance of long-term debt	—	23,863
Payments on transfer of interest in notes receivable	—	(24,409)
Proceeds from exercise of stock options	6,615	18,519
Net cash provided by financing activities	119,324	34,229
Net change in cash and cash equivalents	158,468	5,040
Effect of foreign exchange rate changes on cash and cash equivalents	(267)	(113)
Cash and cash equivalents at beginning of period	33,766	26,642
Cash and cash equivalents at end of period	$191,967	$31,569

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (IN THOUSANDS) (UNAUDITED)

Supplemental disclosure of cash flow information:

Cash payments during the period for:
Income taxes, net of refunds	$41	$25,681
Interest, net of capitalized interest	$37,338	$42,169
Non-cash investing and financing activities:
Dividends declared but not paid	$—	$11,978
Investment in property and equipment acquired in accounts payable	$757	$1,575

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	30,081	30,081
Other comprehensive income (loss)	—	—	—	8	—	—	8
Other (1)	—	—	—	—	—	(614)	(614)
Share based payment activity	408,545	—	3,214	—	9,706	—	12,920
Dividends declared ($0.215 per share)	—	—	—	—	—	(12,149)	(12,149)
Treasury purchases	(414,077)	—	—	—	(31,951)	—	(31,951)
Balance as of March 31, 2019	55,673,675	$951	$216,384	$(5,438)	$(1,209,870)	$812,496	$(185,477)
Net income	—	—	—	—	—	74,389	74,389
Other comprehensive income (loss)	—	—	—	(236)	—	—	(236)
Share based payment activity	151,856	—	6,010	—	5,102	—	11,112
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,962)	(11,962)
Treasury purchases	(129,175)	—	—	—	(10,486)	—	(10,486)
Balance as of June 30, 2019	55,696,356	$951	$222,394	$(5,674)	$(1,215,254)	$874,923	$(122,660)
Net income	—	—	—	—	—	76,239	76,239
Other comprehensive income (loss)	—	—	—	(9)	—	—	(9)
Other (2)	—	—	(2,250)	—	—	—	(2,250)
Share based payment activity	46,116	—	4,835	—	1,418	—	6,253
Dividends declared ($0.215 per share)	—	—	—	—	—	(11,975)	(11,975)
Treasury purchases	(26,695)	—	—	—	(2,333)	—	(2,333)
Balance as of September 30, 2019	55,715,777	$951	$224,979	$(5,683)	$(1,216,169)	$939,187	$(56,735)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (3)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share based payment activity	294,826	—	(9,607)	—	8,089	—	(1,518)
Dividends declared ($0.225 per share) (4)	—	—	—	—	—	(12,721)	(12,721)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)
Net income	—	—	—	—	—	(2,441)	(2,441)
Other comprehensive income (loss)	—	—	—	187	—	—	187
Share based payment activity (4)	29,997	—	2,166	—	1,825	(171)	3,820
Dividends declared (4)	—	—	—	—	—	—	—
Treasury purchases	(6,525)	—	—	—	(464)	—	(464)
Balance as of June 30, 2020	55,363,895	$951	$223,719	$(5,027)	$(1,264,527)	$1,002,132	$(42,752)
Net income	—	—	—	—	—	14,500	14,500
Other comprehensive income (loss)	—	—	—	240	—	—	240
Share based payment activity (4)	101,857	—	4,802	—	1,803	3	6,608
Dividends declared (4)	—	—	—	—	—	—	—
Treasury purchases	(7,504)	—	—	—	—	—	—
Balance as of September 30, 2020	55,458,248	$951	$228,521	$(4,787)	$(1,262,724)	$1,016,635	$(21,404)
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
(3) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which was adopted on January 1, 2020. Refer to Note 1 for additional details.
(4) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. Subsequent to the payment of the dividend, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends for at least the remainder of 2020. In the second and third quarters of 2020, dividends were paid to certain shareholders upon vesting of certain performance-based stock grants which are captured in Share based payment activity.

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

The scope and provisions of Topic 326 impact the allowance for the Company's Notes and Trade receivables. During the three and nine months ended September 30, 2020, the Company recorded provisions for credit losses of $3.7 million and $14.6 million, respectively, with contemplation to economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. Refer to Note 3 for further details on the adoption of Topic 326 and the impact to the Company's accounting policies for Notes receivable.

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
Significant changes in the contract liabilities balances during the period December 31, 2019 to September 30, 2020 are as follows:

(in thousands)
Balance as of December 31, 2019	$163,847
Increases to the contract liability balance due to cash received	50,719
Revenue recognized in the period	(56,061)
Balance as of September 30, 2020	$158,505

Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $158.5 million as of September 30, 2020. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$79,666	$—	$79,666	$113,688	$—	$113,688
Initial franchise and relicensing fees	6,071	—	6,071	6,741	—	6,741
Procurement services	9,620	495	10,115	14,084	730	14,814
Marketing and reservation system	93,327	13,814	107,141	146,263	10,761	157,024
Owned hotels	3,498	595	4,093	7,460	1,201	8,661
Other	3,317	—	3,317	9,494	—	9,494
Total Topic 606 revenues	$195,499	$14,904	210,403	$297,730	$12,692	310,422
Non-Topic 606 revenues			368			310
Total revenues			$210,771			$310,732

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$200,157	$—	$200,157	$300,468	$—	$300,468
Initial franchise and relicensing fees	20,031	—	20,031	20,223	—	20,223
Procurement services	33,069	1,540	34,609	45,219	2,371	47,590
Marketing and reservation system	247,092	50,111	297,203	380,544	59,009	439,553
Owned hotels	13,159	2,248	15,407	7,460	1,201	8,661
Other	12,167	—	12,167	29,249	141	29,390
Total Topic 606 revenues	$525,675	$53,899	579,574	$783,163	$62,722	845,885
Non-Topic 606 revenues			1,105			851
Total revenues			$580,679			$846,736

Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $6.4 million and $10.2 million for the three months ended September 30, 2020 and 2019, respectively, and $21.8 million and $17.6 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.

Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $0.3 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, as described in Note 11.

3.    Notes Receivable and Allowance for Credit Losses

The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. As of September 30, 2020 and December 31, 2019, the Company had $139.7 million and $133.0 million, respectively, in notes receivable loans outstanding.

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
The following table shows the composition of the Company's notes receivable balances based on the level of security credit quality indicator:

(in thousands)	September 30, 2020	December 31, 2019
Senior	$105,592	$98,545
Subordinated	32,667	32,153
Unsecured	1,453	2,316
Total notes receivable	139,712	133,014
Total allowance for notes receivable credit losses	16,295	4,556
Total notes receivable, net of allowance	$123,417	$128,458
Current portion, net of allowance	$25,608	$25,404
Long-term portion, net of allowance	$97,809	$103,054

Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2020	2019	2018	Prior	Total
Senior	$—	$28,297	$15,432	$61,863	$105,592
Subordinated	—	2,439	10,981	19,247	32,667
Unsecured	—	—	537	916	1,453
Total notes receivable	$—	$30,736	$26,950	$82,026	$139,712

As disclosed in Note 1, Topic 326 required a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance was effective. As of the adoption date of January 1, 2020, the Company established a credit allowance on its notes receivable loans of $12.9 million, an increase from a previous loan allowance of $4.6 million as of December 31, 2019. The cumulative-effect adjustment of adopting Topic 326 of $6.8 million, net of tax impact, is recorded in the consolidated balance sheets in the Retained earnings line item.

The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326. The provisions recorded in the nine months ended September 30, 2020 reflect the increased likelihood of adverse outcomes on loans to borrowers with contemplation to impacts of the COVID-19 pandemic and estimates of other expected credit losses.

(in thousands)	September 30, 2020	December 31, 2019
Beginning balance	$4,556	$4,685
Reserves established from adoption of Topic 326	8,348	—
Provision for credit losses	4,302	—
Write-offs	(911)	(129)
Ending balance	$16,295	$4,556

The Company considers loans to be past due and in default when payments are not made when due. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received. The amortized cost basis of notes receivable on non-accrual status was $28.9 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively.
The Company has identified loans totaling approximately $13.1 million and $16.3 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $1.0 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
Past due balances of notes receivable by credit quality indicators are as follows:

(in thousands)	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2020
Senior	$—	$15,432	$15,432	$90,160	$105,592
Subordinated	—	2,209	2,209	30,458	32,667
Unsecured	—	—	—	1,453	1,453
	$—	$17,641	$17,641	$122,071	$139,712
As of December 31, 2019
Senior	$—	$—	$—	$98,545	$98,545
Subordinated	—	—	—	32,153	32,153
Unsecured	—	—	—	2,316	2,316
	$—	$—	$—	$133,014	$133,014

The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of September 30, 2020. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $121.5 million and $126.5 million as of September 30, 2020 and December 31, 2019, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.

4.    Investments in Unconsolidated Entities

The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $71.9 million and $74.4 million on the consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended September 30, 2020 and 2019, the Company recognized losses totaling $2.3 million and $6.9 million, respectively, from these investments. For the nine months ended September 30, 2020 and 2019, the Company recognized losses totaling $6.9 million and $10.9 million, respectively, from these investments. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
5.    Debt
Debt consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
$400 million senior unsecured notes due 2022 with an effective interest rate of 6.0%, less deferred issuance costs of $0.9 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively	$215,701	$397,680
$400 million senior unsecured notes due 2029 with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.5 million and $6.0 million at September 30, 2020 and December 31, 2019, respectively	394,485	394,039
$600 million senior unsecured revolving credit facility with an effective interest rate of 2.76%, less deferred issuance costs of $2.7 million at December 31, 2019 (1)	—	15,502
$450 million senior unsecured notes due 2031 with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $6.3 million at September 30, 2020	443,707	—
Construction loan with an effective interest rate of 6.23%, less deferred issuance costs of $0.6 million at December 31, 2019.	—	32,465
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $34 thousand and $0.2 million at September 30, 2020 and December 31, 2019, respectively	6,977	7,511
Economic development loans with an effective interest rate of 3.0% at September 30, 2020 and December 31, 2019, respectively	4,416	4,416
Total debt	$1,065,286	$851,613
Current portion of long-term debt	$6,977	$7,511
Long-term debt	$1,058,309	$844,102

(1) In September 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full. As there are no outstanding borrowings at September 30, 2020, deferred issuance costs of $2.5 million for the senior unsecured revolving credit facility are presented in non-current Other Assets in the Consolidated Balance Sheets.

In April 2020, the Company entered into a $250 million unsecured term loan (the "Term Loan") with a scheduled maturity date of April 15, 2021. In July 2020, the Company issued $450 million aggregate principal amount of 3.70% senior unsecured notes due 2031 (the "2020 Senior Notes") and announced the early tender results of a cash tender offer (the "Tender Offer") for the purchase of approximately $183.4 million aggregate principal amount of the Company's 5.75% senior unsecured notes due 2022 (the "2012 Senior Notes"). The Company used the net proceeds from the 2020 Senior Notes offering to repay the Term Loan in full and fund the $197.8 million purchase price of the 2012 Senior Notes tendered, inclusive of the aggregate principal, an early tender premium, settlement fees, and accrued interest paid. As a result of the early redemption of the 2012 Senior Notes and the early payoff of the Term Loan, the Company recognized a total charge of $16.0 million loss on extinguishment of debt.
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

On August 12, 2020, the Company executed a one-year extension on the senior unsecured credit facility for $525 million of the $600 million total capacity in exchange for a fee of $0.3 million. The extended maturity date is August 20, 2025.

Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss

The following represents the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2020 and 2019:

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2019	$—	$(4,550)	$(4,550)
Other comprehensive loss before reclassification	—	(237)	(237)
Net current period other comprehensive income (loss)	—	(237)	(237)
Balance as of September 30, 2020	$—	$(4,787)	$(4,787)

(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Balance as of December 31, 2018	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(883)	(883)
Amounts reclassified from accumulated other comprehensive loss	646	—	646
Net current period other comprehensive income (loss)	646	(883)	(237)
Balance as of September 30, 2019	$(790)	$(4,893)	$(5,683)

During the three and nine ended September 30, 2019, $0.2 million and $0.6 million, respectively, was reclassified from accumulated other comprehensive loss to Interest expense in the Company's Consolidated Statements of Income with reference to a cash flow hedge loss on an interest rate contract. There was no income tax expense or benefit. There were no amounts reclassified during the three and nine months ended September 30, 2020, as the debt related to the Interest rate contract was paid off in December 2019.

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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three and nine months ended September 30, 2020.
As of September 30, 2020 and December 31, 2019, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2020
Mutual funds (1)	$25,157	$25,157	$—	$—
Money market funds (1)	2,817	—	2,817	—
Total	$27,974	$25,157	$2,817	$—
As of December 31, 2019
Mutual funds (1)	$24,927	$24,927	$—	$—
Money market funds (1)	2,192	—	2,192	—
Total	$27,119	$24,927	$2,192	$—
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
The fair values of the Company's $400 million 2012 Senior Notes, $400 million senior unsecured notes due 2029 and $450 million 2020 Senior Notes are classified as Level 2, as the significant inputs are observable in an active market. At December 31, 2019, the $400 million 2012 Senior Notes had an approximate fair value of $432.0 million. On July 23, 2020, the Company purchased approximately $183.4 million aggregate principal amount of the 2012 Senior Notes. At September 30, 2020, the $216.6 million remaining 2012 Senior Notes had an approximate fair value of $231.7 million. At September 30, 2020 and December 31, 2019, the $400.0 million senior unsecured notes due 2029 had an approximate fair value of $426.8 million and $403.4 million, respectively. At September 30, 2020, the $450 million 2020 Senior Notes had an approximate fair value of $474.7 million.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

8. Income Taxes

The effective income tax rates were 39.4% and 11.3% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rates were (30.8)% and 16.6% for the nine months ended September 30, 2020 and 2019, respectively.

On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure that resulted in a $30.6 million tax benefit. In accordance with ASU 2016-16, the Company recorded the $30.6 million benefit and a corresponding deferred tax asset in the first quarter of 2020. Due to a decrease in the forecasted income of international entities resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.1 million in the third quarter of 2020 reflecting a change in the anticipated realizability of this deferred tax asset.

The effective income tax rate for the three months ended September 30, 2020 was higher than the U.S. federal income tax rate of 21.0% due to the establishment of a valuation allowance of $5.1 million and state income taxes, partially offset by the impact of foreign operations, a $1.5 million adjustment to our deferred taxes, and $0.7 million of excess tax benefits from share-based compensation. The effective income tax rate for the three months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to $12.2 million of tax credits recognized in the period, $0.3 million of excess tax benefits from share-based compensation and the impact of foreign operations, offset by state income taxes.
The effective income tax rate for the nine months ended September 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impacts of ASU-2016 and the corresponding valuation allowance, $3.4 million of excess tax benefits from share-based compensation, an adjustment to our deferred taxes, and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the nine months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to $12.2 million of tax credits recognized in the period, $3.3 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax benefit are as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Stock options	$497	$541	$1,478	$1,667
Restricted stock	2,206	1,954	6,249	6,100
Performance vested restricted stock units	675	1,510	(4,836)	3,998
Total share-based compensation expense	$3,378	$4,005	$2,891	$11,765
Income tax benefit	$805	$964	$689	$2,831

Refer to the discussion of Performance Vested Restricted Stock Units (“PVRSUs”) leveraging for unvested grants below.
A summary of stock-based award activity as of and changes during the nine months ended September 30, 2020 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	873,895	$61.69		312,097	$75.23	330,716	$70.03
Granted	158,620	91.28		155,269	89.91	170,471	134.26
Performance-Based Leveraging(1)	—	—		—	—	30,116	61.31
Exercised/Vested	(131,800)	50.82		(120,052)	69.40	(176,471)	58.68
Expired	—	—		—	—	(16,117)	60.50
Forfeited	(3,696)	91.28		(36,860)	81.98	(16,963)	82.25
Outstanding at September 30, 2020	897,019	$68.40	2.5 years	310,454	$84.03	321,752	$109.25
Options exercisable at September 30, 2020	557,664	$58.71	2.5 years

(1) PVRSUs outstanding have been increased by 30,116 units due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods which vested in the nine months ended September 30, 2020.

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

The fair value of restricted stock grants is measured by the market price of the Company's common stock on the date of grant. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. Vesting service period of shares granted during the nine months ended September 30, 2020 range from 12 to 48 months.
The Company grants two types of PVRSU awards: PVRSUs with performance conditions based on internal performance metrics and PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group. The vesting of PVRSU stock awards is contingent upon the Company achieving internal performance or TSR targets over a specified period and the employees' continued employment for a service period. These performance and market conditions affect the number of shares that will ultimately vest. During the three months ended September 30, 2020, PVRSU awards granted had a service period of 31 months with award vesting ranges between 0% and 200% of the initial units granted.
The fair value of PVRSUs based on internal performance metrics is measured by the market price of the Company's common stock on the date of award grant. Compensation expense is recognized ratably over the requisite service period based on the Company's estimate of the achievement of the performance conditions. Management monitors current results and forecasts of the relevant internal performance metrics and, as necessary, adjusts the performance-based leveraging of unvested PVRSUs. During the nine months ended September 30, 2020, the Company reduced the leveraging factor for 230,647 unvested PVRSUs granted in the current and prior periods to 0%, based on management's estimate of achievement of performance targets with contemplation to impacts from the COVID-19 pandemic.
The fair value of TSR PVRSUs are estimated using a Monte Carlo simulation method as of the date of award grant. Compensation expense is recognized ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.

Share Repurchases and Redemptions
There were no purchases of common stock under the share repurchase program during the three months ended September 30, 2020. The Company purchased 548,031 shares of common stock under the share repurchase program at a total cost of $43.3 million during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company redeemed 7,504 and 123,029 shares of common stock at a total cost of approximately $0.7 million and $11.9 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
In light of uncertainty resulting from the COVID-19 pandemic, the Company has temporarily suspended activity under the share repurchase program. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

10.    Earnings Per Share
The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$14,500	$76,239	$67,522	$180,709
Income allocated to participating securities	(78)	(463)	(378)	(1,104)
Net income available to common shareholders	$14,422	$75,776	$67,144	$179,605
Denominator:
Weighted average common shares outstanding – basic	55,106	55,366	55,167	55,346
Basic earnings per share	$0.26	$1.37	$1.22	$3.25

Numerator:
Net income	$14,500	$76,239	$67,522	$180,709
Income allocated to participating securities	(78)	(461)	(377)	(1,100)
Net income available to common shareholders	$14,422	$75,778	$67,145	$179,609
Denominator:
Weighted average common shares outstanding – basic	55,106	55,366	55,167	55,346
Diluted effect of stock options and PVRSUs	304	260	273	269
Weighted average common shares outstanding – diluted	55,410	55,626	55,440	55,615
Diluted earnings per share	$0.26	$1.36	$1.21	$3.23

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
As of both September 30, 2020 and 2019, the Company had 0.9 million outstanding stock options. Stock options are included in the diluted EPS calculation using the treasury stock method and average market prices during the period, unless the stock options would be anti-dilutive.
For both the three and nine months ended September 30, 2020, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation. For the three months ended September 30, 2019, no anti-dilutive stock options were excluded from the diluted EPS calculation. For the nine months ended September 30, 2019, 0.2 million anti-dilutive stock options were excluded from the diluted EPS calculation.
PVRSUs are also included in the diluted EPS calculation when the performance conditions have been met at the reporting date. However, at September 30, 2020 and 2019, PVRSUs totaling 233,713 and 314,795, respectively, were excluded from the computation since the performance conditions had not been met.

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

The Company evaluates its hotel franchising segment based primarily on the results of the segment without allocating corporate expenses, income taxes or indirect general and administrative expenses, which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues and rental income related to a commercial office building owned by the Company, as well as revenues related to the Company's SaaS technology solutions divisions which provide cloud-based property management software to non-franchised hoteliers. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment. The Company does not allocate interest expense, interest income, other gains and losses or income taxes to its segments.
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
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$204,717	$6,368	$(314)	$210,771	$301,280	$10,209	$(757)	$310,732
Operating income (loss)	$70,940	$(19,874)	$—	$51,066	$116,227	$(13,807)	$—	$102,420
Income (loss) before income taxes	$69,208	$(45,114)	$—	$24,094	$109,828	$(23,904)	$—	$85,924

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$560,082	$21,785	$(1,188)	$580,679	$829,901	$17,592	$(757)	$846,736
Operating income (loss)	$154,770	$(49,514)	$—	$105,256	$306,020	$(56,013)	$—	$250,007
Income (loss) before income taxes	$147,598	$(95,983)	$—	$51,615	$296,469	$(79,912)	$—	$216,557

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of September 30, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.

Commitments
The Company has the following commitments outstanding at September 30, 2020:

•
The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At September 30, 2020, the Company had commitments to extend an additional $290.0 million for these purposes provided the conditions of the payment are met by its franchisees.

•
To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $8.8 million to support their efforts to construct Cambria hotels.

•
The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. In the third quarter of 2020, the Company has committed to provide an aggregate of approximately $1.0 million, upon certain conditions being met. As of September 30, 2020, no amounts have been disbursed.

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

13.     Transactions with Unconsolidated Joint Ventures

The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended September 30, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.5 million and $0.8 million, respectively. For the nine months ended September 30, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $0.9 million and $1.7 million, respectively.

The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended September 30, 2020 and 2019, the Company recorded royalty and marketing reservation system fees of approximately $3.6 million and $7.4 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded royalty and marketing reservation system fees of approximately $10.4 million and $19.0 million, respectively. The Company recorded $2.4 million and $1.4 million as a receivable due from these joint ventures as of September 30, 2020 and December 31, 2019, respectively.
14.    Impairment of Long-Lived Assets

On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. At the time of settlement, a single tenant fully occupied the building. The initial lease term expiration is in December 2020 and the tenant has extension options for up to 30 years.

The tenant has recently provided notice that the lease renewal options will not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets, comprised of $11.1 million in property and equipment and $0.2 million in intangible assets. Recoverability of the long-lived asset group is assessed based on net, undiscounted expected cash flows of the asset group. We have prepared undiscounted expected cash flows aligned with Management’s present long-term strategy for the building and concluded the undiscounted expected cash flows are less than the carrying amount of the asset group.

An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods. The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million.
The results of the commercial office building are included in the Corporate & Other segment in Note 11. The impairment charge does not have an impact on the Company's liquidity or compliance with financial covenants under existing debt arrangements.

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

The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020. Domestic occupancy levels fell below 50% overall for the month of March, ranging between 25.5% and 32.5% in the last ten days of the month, which was reflected in decreases in revenue per available room ("RevPAR"). Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with second quarter domestic occupancy at 39.1% and third quarter domestic occupancy at 52.1%. These increases in occupancy have led to lower relative RevPAR declines, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 23.4% over the comparative prior year September monthly period. The extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations is uncertain and will depend largely on future developments, including the severity and duration of resurgences of the virus and the effectiveness of actions by government authorities and the public to contain the pandemic. We continue to expect significant impact on our results of operations for the fourth quarter as well as the full year 2020. As of both September 30, 2020, and October 31, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election, compared to approximately 10% as of March 31, 2020.

While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of September 30, 2020, the Company had approximately $792.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility.

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

In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. These measures include, but are not limited to, the following:

•	Implemented fee-deferral programs for domestic and international franchisees.

•	Reduced one-time reputation management fees and guest relations handling fees.

•	Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.

•	Advocated to increase the benefits and eligibility requirements for government relief SBA programs and other CARES Act benefits to support franchisees in retaining employees and servicing debt.

•	Established a proactive, ongoing multi-channel franchisee outreach and education program that is actively assisting our franchisees in accessing newly available capital.

•	Revised its guest cancellation policy to provide travelers greater flexibility during these challenging times and deferred the expiration of loyalty points.

•	Implemented travel restrictions and work-from-home practices for the Company’s employees.

The Company made a priority of working closely with its franchisees to drive business to their hotels across a wide variety of industries and government and emergency-management agencies. Many of the Company's franchisees committed their rooms inventory at discounted rates, or on a complimentary basis, to support their communities in dealing with the effects of the pandemic, opening their hotels for hospital overflows and providing temporary housing for first responders, the National Guard, healthcare workers, critical infrastructure workers and others in dire need. In addition, the Company provided hotel rooms donations to Operation Homefront to help ill and injured service members that were displaced by the pandemic. The Company teamed up with Serta, Inc. to contribute to its “Stay Home, Send Beds” initiative, which provided bed donations to help address nationwide shortages at hospitals and temporary medical facilities.

Management and the Board of Directors have taken steps to adjust the Company’s cost structure and increase its financial flexibility, which include, but are not limited to, the following actions:

•	Reduced the compensation of the Board of Directors, chief executive officer, and other executive officers for the remainder of 2020.

•	Reduced global work force by more than 20% through a combination of layoffs and furloughs.

•	Introduced a hiring freeze except with respect to certain critical positions.

•	Suspended associates’ 401(k) match for the remainder of 2020.

•	Eliminated, reduced or deferred non-essential expenditures, discretionary capital expenditures and investments. We are actively working with vendors to achieve relief on fees or timing of fee payment.

•	Temporarily suspended activity under the Company’s share repurchase program.

•	Determined to suspend future, undeclared dividends for at least the remainder of 2020.

•	Entered into a $250 million unsecured term loan (the "Term Loan") on a precautionary basis, enhancing the Company’s financial flexibility by increasing its borrowing capacity.

•
Offered $450 million of 3.70% senior unsecured notes due 2031 (the "2020 Senior Notes"), using net proceeds to repay the Term Loan in full and fund the $197.8 million purchase price of the cash tender offer (the "Tender Offer") for approximately $183.4 million aggregate principal amount of the Company's 5.75% senior unsecured notes due in 2022 (the "2012 Senior Notes").

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

Given the uncertainty as to the potential duration of the crisis, including a resurgence of the virus, and its severity, the Company does not expect material improvement in the industry until there is a sense that the spread of the virus has been contained, shelter-in-place orders have been lifted and economic forecasts begin to improve. As the industry continues to recover, the Company believes it will continue to benefit from the expected faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery for the industry.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part II, Item 1A of this Form 10-Q.

Overview

We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,126 hotels open comprising 596,455 rooms and 993 hotels under construction, awaiting conversion or approved for development comprising 81,747 rooms as of September 30, 2020, located in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome™ Suites, and Cambria® Hotels (collectively, the "Choice brands").

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

Our Company generates revenues, income and cash flows primarily from our franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from five owned hotels, partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and over 7,000 hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, historical trends cannot currently be relied on to predict future performance as a result of the COVID-19 pandemic.

With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees, and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property level performance and expanding the number of partnerships with travel related companies.

The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and we expect will continue to be materially disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our third quarter 2020 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review."

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

As discussed above, the Company has taken numerous measures to combat the significant effects of the COVID-19 pandemic on our business. These measures are an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities we execute against to create value for our shareholders over the long-term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises, improving our effective royalty rate, expanding our qualified vendor programs and travel related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, growing the system through additional franchise sales and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, the Company's hotels are presently experiencing significant declines in occupancy and RevPAR and there remains a subset of hotels with temporarily suspended operations resulting from the impacts of the COVID-19 pandemic, both of which will impact the profitability of the Company in the current year and an indeterminate period in the future.
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
Our discussion of results excludes the Company’s marketing and reservation system revenues and expenses. The Company's franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as central reservation systems, national marketing, and media advertising. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and, therefore, no income or loss will be generated from marketing and reservation system activities. As a result, the Company generally excludes the financial impacts of this program from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising business and multi-year investments that are required to support franchise operations, in addition to incremental spend by the Company to support franchisees during the COVID-19 pandemic, quarterly or annual deficits and surpluses may be generated. During the three and nine months ended September 30, 2020, marketing and reservation system expenses exceeded revenues by $6.7 million and $36.4 million, respectively. During the three months ended September 30, 2019, marketing and reservation system expenses exceeded revenues by $1.4 million. During the nine months ended September 30, 2019, marketing and reservation system revenues exceeded expenses by $1.2 million.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total revenues	$210,771	$310,732	$580,679	$846,737
Adjustments:
Marketing and reservation system revenues	(107,141)	(157,024)	(297,203)	(439,553)
Revenues, excluding marketing and reservation system activities	$103,630	$153,708	$283,476	$407,184

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2020 and 2019

Summarized financial results for the three months ended September 30, 2020 and 2019 are as follows:

(in thousands)	2020	2019
REVENUES
Royalty fees	$79,666	$113,688
Initial franchise and relicensing fees	6,071	6,741
Procurement services	10,115	14,814
Marketing and reservation system	107,141	157,024
Owned hotels	4,201	8,710
Other	3,577	9,755
Total revenues	210,771	310,732
OPERATING EXPENSES
Selling, general and administrative	31,413	38,308
Depreciation and amortization	6,382	5,568
Marketing and reservation system	113,808	158,430
Owned hotels	3,812	6,014
Total operating expenses	155,415	208,320
Impairment of goodwill	—	—
Loss on asset dispositions and impairments	(4,290)	33
Loss on sale of business	—	(25)
Gain on sale of assets, net	—	—
Operating income	51,066	102,420
OTHER INCOME AND EXPENSES, NET
Interest expense	12,691	12,431
Interest income	(1,744)	(2,220)
Loss on extinguishment of debt	15,958	—
Other gains, net	(1,664)	(115)
Equity in net loss of affiliates	1,731	6,400
Total other income and expenses, net	26,972	16,496
Income before income taxes	24,094	85,924
Income tax expense (benefit)	9,594	9,685
Net income	$14,500	$76,239
Results of Operations
The Company recorded income before income taxes of $24.1 million for the three-month period ended September 30, 2020, a $61.8 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $51.3 million decrease in operating income and a $16.0 million loss on extinguishment of debt in the three-month period ended September 30, 2020, partially offset by a $4.7 million decrease in equity in net loss of affiliates and a $1.6 million increase in other gains.
Operating income decreased $51.3 million primarily due to a $34.0 million decrease in royalty revenues, a $6.2 million decrease in other revenues, a $5.3 million increase in the net deficit generated from marketing and reservation system activities, a $4.7 million decrease in procurement services revenues, recognition of a $4.3 million impairment of a long-lived asset in the three-month period ended September 30, 2020, a $2.3 million decrease in owned hotels revenues in excess of expenses, and a $0.8 million increase in depreciation and amortization, partially offset by a $6.9 million decrease in selling, general and administrative ("SG&A") expenses.

The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.

Royalty Fees

Domestic royalty fees for the three months ended September 30, 2020 decreased $31.4 million to $76.4 million from $107.8 million for the three months ended September 30, 2019, a decrease of 29%. The decrease in domestic royalties reflect a 28.8% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 13.4% decrease in average daily rates and a 1,130 basis point decrease in occupancy. The decrease in domestic royalties is partially offset by an increase in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.84% for the three months ended September 30, 2019 to 4.91% for the three months ended September 30, 2020.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2020			September 30, 2019
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$86.81	53.3%	$46.26	$101.48	68.4%	$69.39	(14.5)%	(1,510)	bps	(33.3)%
Sleep	78.07	52.4%	40.89	88.32	66.4%	58.62	(11.6)%	(1,400)	bps	(30.2)%
Quality	76.57	48.7%	37.25	85.60	60.6%	51.87	(10.5)%	(1,190)	bps	(28.2)%
Clarion	78.58	37.3%	29.34	91.80	55.7%	51.16	(14.4)%	(1,840)	bps	(42.7)%
Econo Lodge	63.63	47.2%	30.01	68.67	53.3%	36.62	(7.3)%	(610)	bps	(18.1)%
Rodeway	63.02	50.2%	31.62	68.98	54.3%	37.45	(8.6)%	(410)	bps	(15.6)%
WoodSpring	46.42	76.5%	35.50	48.69	77.4%	37.67	(4.7)%	(90)	bps	(5.8)%
MainStay	79.23	62.4%	49.43	88.05	70.5%	62.07	(10.0)%	(810)	bps	(20.4)%
Suburban	51.46	68.3%	35.16	57.55	67.9%	39.11	(10.6)%	40	bps	(10.1)%
Cambria Hotels	110.04	41.3%	45.44	145.78	72.0%	104.95	(24.5)%	(3,070)	bps	(56.7)%
Ascend Hotel Collection	126.71	51.2%	64.84	135.09	67.6%	91.29	(6.2)%	(1,640)	bps	(29.0)%
Total	$75.30	52.1%	$39.25	$86.95	63.4%	$55.10	(13.4)%	(1,130)	bps	(28.8)%
The impacts of COVID-19 on the Company’s business were first experienced by the Company toward the end of the first quarter of 2020, with domestic occupancy ranging between 25.5% and 32.5% in the last ten days of March, which was reflected in decreases in RevPAR. Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with second quarter domestic occupancy at 39.1% and third quarter domestic occupancy at 52.1%. These increases in occupancy have led to lower relative RevPAR declines, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 23.4% over the comparative prior year September monthly period. There is uncertainty as to the potential duration of the COVID-19 pandemic, including a resurgence, and its severity, and thus corresponding uncertainty as to the duration and severity of the impact on our occupancy, which we expect will continue to impact our future results.

During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. The Company also made minor revisions to the calculation of Average Daily Rate ("ADR") with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for the three months ended September 30, 2020 would have been $74.85, 60.2%, and $45.02, respectively, versus three months ended September 30, 2019 of $86.47, 68.4%, and $59.12, respectively, with period over period declines of 13.4%, 1,202 bps, and 23.8%, respectively.

The number of total domestic rooms in our franchise system increased by 1.9% to 462,139 rooms as of September 30, 2020 from 453,439 as of September 30, 2019. The total number of domestic hotels in our franchise system increased by 0.7% to 5,934 as of September 30, 2020 from 5,893 as of September 30, 2019.
A summary of domestic hotels and rooms in our franchise system at September 30, 2020 and 2019 by brand is as follows:

	September 30, 2020		September 30, 2019		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,629	128,213	1,618	126,931	11	1,282	0.7%	1.0%
Sleep	403	28,534	398	28,072	5	462	1.3%	1.6%
Quality	1,688	128,751	1,670	128,092	18	659	1.1%	0.5%
Clarion	179	22,364	176	22,113	3	251	1.7%	1.1%
Econo Lodge	781	47,036	815	49,197	(34)	(2,161)	(4.2)%	(4.4)%
Rodeway	567	32,251	585	34,090	(18)	(1,839)	(3.1)%	(5.4)%
WoodSpring	285	34,290	266	31,927	19	2,363	7.1%	7.4%
MainStay	74	4,673	72	4,642	2	31	2.8%	0.7%
Suburban	62	6,236	59	6,026	3	210	5.1%	3.5%
Cambria Hotels	53	7,599	47	6,679	6	920	12.8%	13.8%
Ascend Hotel Collection	213	22,192	187	15,670	26	6,522	13.9%	41.6%
Total Domestic Franchises	5,934	462,139	5,893	453,439	41	8,700	0.7%	1.9%
As of both September 30, 2020, and October 31, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system. As of October 31, 2020, greater than 99% of the Company’s domestic branded hotels are continuing to operate.

International royalty fees for the three months ended September 30, 2020 decreased $2.5 million to $3.3 million compared to the three months ended September 30, 2019 as a result of temporarily suspended operations and declines in RevPAR performance. International rooms in our franchise system increased by 13,029 from 121,287 as of September 30, 2019 to 134,316 as of September 30, 2020, with the total number of hotels in our franchise system increasing by 11 from 1,181 as of September 30, 2019 to 1,192 as of September 30, 2020. However, as of September 30, 2020 and October 31, 2020, approximately 3% and 5%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.

There is uncertainty as to the potential duration of the crisis, including a resurgence, and its severity, which will continue to impact the number of domestic and international hotels which temporarily suspend operations.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee is awarded a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.

During the third quarter of 2020, the Company awarded 81 domestic franchise agreements representing 6,573 rooms compared to 100 franchising agreements representing 7,468 rooms for the third quarter of 2019. Domestic franchise agreements awarded for new construction hotels totaled 21 contracts representing 1,805 rooms during the three months ended September 30, 2020, compared to 37 contracts representing 3,086 rooms for the three months ended September 30, 2019. Conversion hotel awarded franchise agreements totaled 60 representing 4,768 rooms for the three months ended September 30, 2020, compared to 63 agreements representing 4,382 rooms for the three months ended September 30, 2019.

The Company awarded 54 domestic relicensing contracts during the three months ended September 30, 2020, compared to 94 executed during the three months ended September 30, 2019. The Company awarded 5 domestic renewal agreements during the three months ended September 30, 2020, compared to 7 awarded during the three months ended September 30, 2019.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased from $6.7 million for the three months ended September 30, 2019 to $6.1 million for the three months ended September 30, 2020.

As of September 30, 2020, the Company had 945 franchised hotels with 76,155 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 975 hotels and 82,390 rooms at September 30, 2019. The number of new construction franchised hotels in the Company's domestic pipeline decreased 4% to 710 at September 30, 2020 from 741 at September 30, 2019. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline increased by 1 hotel from 234 hotels at September 30, 2019 to 235 hotels at September 30, 2020. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 48 franchised hotels with 5,592 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2020 compared to 94 hotels and 20,750 rooms at September 30, 2019. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors.

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

Procurement Services: Revenues decreased $4.7 million or 31.7% from $14.8 million for the three months ended September 30, 2019 to $10.1 million for the three months ended September 30, 2020. The decrease in revenues primarily reflects the decrease in fees affiliated with travel related partnerships. Because of impacts from COVID-19, for at least the remainder of the year we expect lower occupancy at our franchised hotels and as a result we expect there to be fewer purchases made from qualified vendors and travel related partners, from which we earn a fee.

Other Revenues: Other revenues declined $6.2 million from $9.8 million for the three months ended September 30, 2019 to $3.6 million in the same period of the current year. The decline primarily represents the reduction and, in some cases, suspension of reputation management, guest relation, and finance charges to our franchisees in addition to a decrease in termination fees.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $31.4 million for the three months ended September 30, 2020, a decrease of $6.9 million from the three months ended September 30, 2019.
SG&A expenses for the three months ended September 30, 2020 and 2019 include approximately $0.4 million and $1.5 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations of an office building leased to a third party.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended September 30, 2020 decreased $5.8 million to $31.0 million in the current year primarily due to implemented cost mitigation measures resulting from the COVID-19 pandemic, including furloughs and layoffs of certain domestic and international positions and reduction of non-essential expenditures, partially offset by an increase in the Company's deferred compensation liabilities based on relative increases in the underlying investments and provisions for credit losses recorded in accordance with Topic 326.
Depreciation and amortization: Depreciation and amortization expense for the three months ended September 30, 2020 increased $0.8 million to $6.4 million from the same period of the prior year primarily due to an additional $0.8 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Loss on Asset Dispositions and Impairments: During the third quarter of 2020, the Company recognized a $4.3 million impairment charge related to the long-lived assets of a commercial office building owned by the Company.
Loss on Extinguishment of Debt: During the third quarter of 2020, the Company recorded a loss on the extinguishment of debt of $16.0 million related to the Tender Offer and early pay off of the Term Loan. Refer to the "Liquidity and Capital Resources" header for additional discussion.

Other Gains: The Company recorded other net gains of $1.7 million for the three months ended September 30, 2020, compared to other net gains of $0.1 million for the three months ended September 30, 2019. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net Loss of Affiliates: The Company recorded net losses of $1.7 million from its unconsolidated joint ventures for the three months ended September 30, 2020, compared to net losses of $6.4 million for the three months ended September 30, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. We anticipate the results recognized from these investments for the remainder of 2020 will be significantly impacted by the COVID-19 pandemic. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a loss of $6.0 million in the third quarter of 2019.
Income Tax (Benefit) Expense: The effective income tax rates were 39.4% and 11.3% for the three months ended September 30, 2020 and 2019, respectively.
On January 1, 2018, the Company adopted ASU 2016-16, which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure that resulted in a $30.6 million tax benefit. In accordance with ASU 2016-16, the Company recorded the $30.6 million benefit and a corresponding deferred tax asset in the first quarter of 2020. Due to a decrease in the forecasted income of international entities resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.1 million in the third quarter of 2020 reflecting a change in the anticipated realizability of this deferred tax asset.

The effective income tax rate for the three months ended September 30, 2020 was higher than the U.S. federal income tax rate of 21.0% due to the establishment of a valuation allowance of $5.1 million and state income taxes, partially offset by the impact of foreign operations, a $1.5 million adjustment to our deferred taxes, and $0.7 million of excess tax benefits from share-based compensation. The effective income tax rate for the three months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to $12.2 million of tax credits recognized in the period, $0.3 million of excess tax benefits from share-based compensation and the impact of foreign operations, offset by state income taxes.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2020 and 2019
Summarized financial results for the nine months ended September 30, 2020 and 2019 are as follows:

(In thousands)	2020	2019
REVENUES
Royalty fees	$200,157	$300,468
Initial franchise and relicensing fees	20,031	20,223
Procurement services	34,609	47,590
Marketing and reservation system	297,203	439,553
Owned hotels	15,731	8,710
Other	12,948	30,192
Total revenues	580,679	846,736
OPERATING EXPENSES
Selling, general and administrative	104,212	124,802
Depreciation and amortization	19,309	12,589
Marketing and reservation system	333,564	438,390
Owned hotels	12,822	6,014
Total operating expenses	469,907	581,795
Impairment of goodwill	—	(3,097)
Loss on asset dispositions and impairments	(5,516)	(7,271)
Loss on sale of business	—	(4,666)
Gain on sale of assets, net	—	100
Operating income	105,256	250,007
OTHER INCOME AND EXPENSES, NET
Interest expense	37,153	34,735
Interest income	(6,277)	(7,617)
Loss on extinguishment of debt	16,565	—
Other gains, net	(972)	(3,219)
Equity in net loss of affiliates	7,172	9,551
Total other income and expenses, net	53,641	33,450
Income before income taxes	51,615	216,557
Income tax expense (benefit)	(15,907)	35,848
Net income	$67,522	$180,709
Results of Operations
The Company recorded income before income taxes of $51.6 million for the nine-month period ended September 30, 2020, a $165.0 million decrease from the same period of the prior year. The decrease in income before income taxes reflects a $144.8 million decrease in operating income, a $16.6 million loss on extinguishment of debt in the nine-month period ended September 30, 2020, a $2.5 million increase in interest expense, and a $2.2 million decrease in other gains, partially offset by a $2.4 million increase in net loss of affiliates,
Operating income decreased $144.8 million primarily due to a $100.3 million decrease in royalty revenues, a $37.5 million increase in the net deficit generated from marketing and reservation system activities, a $17.3 million decrease in other revenues, a $13.0 million decrease in procurement services revenues, a $6.7 million increase in depreciation and amortization, and recognition of $5.5 million loss on asset disposition and impairment during the nine-month period ended September 30, 2020, partially offset by a $20.6 million decrease in SG&A expenses and recognition of $15.0 million loss on impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of in the second quarter of 2019.
The primary reasons for these fluctuations are described in more detail below.

Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2020 decreased $93.1 million to $191.1 million, a 33% decrease compared to the nine months ended September 30, 2019. The decrease in royalties reflect a 32.3% decrease in RevPAR. System-wide RevPAR decreased due to a 1,340 basis point decrease in occupancy rates and a 12.5% decrease in average daily rates. The decrease in domestic royalties is partially offset by a 1.9% increase in the number of domestic franchised hotel rooms and a 9 basis point increase in the effective royalty rate from 4.84% for the nine months ended September 30, 2019 to 4.93% for the nine months ended September 30, 2020.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2020			September 30, 2019
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$85.22	46.2%	$39.40	$97.39	63.9%	$62.26	(12.5)%	(1,770)	bps	(36.7)%
Sleep	77.36	46.5%	35.98	86.50	63.0%	54.48	(10.6)%	(1,650)	bps	(34.0)%
Quality	73.23	42.1%	30.81	81.51	55.9%	45.55	(10.2)%	(1,380)	bps	(32.4)%
Clarion	74.79	33.4%	24.97	86.31	51.3%	44.32	(13.3)%	(1,790)	bps	(43.7)%
Econo Lodge	59.65	41.2%	24.55	64.75	49.1%	31.78	(7.9)%	(790)	bps	(22.8)%
Rodeway	60.15	44.0%	26.45	65.29	50.4%	32.89	(7.9)%	(640)	bps	(19.6)%
WoodSpring	46.15	72.0%	33.23	47.34	76.9%	36.40	(2.5)%	(490)	bps	(8.7)%
MainStay	77.38	55.1%	42.61	86.38	65.8%	56.86	(10.4)%	(1,070)	bps	(25.1)%
Suburban	52.14	63.7%	33.22	58.36	68.9%	40.18	(10.7)%	(520)	bps	(17.3)%
Cambria Hotels	116.78	38.3%	44.78	145.08	69.5%	100.88	(19.5)%	(3,120)	bps	(55.6)%
Ascend Hotel Collection	120.21	43.9%	52.73	126.66	62.7%	79.41	(5.1)%	(1,880)	bps	(33.6)%
Total	$72.71	45.9%	$33.36	$83.07	59.3%	$49.26	(12.5)%	(1,340)	bps	(32.3)%
The impacts of COVID-19 on the Company’s business were first experienced by the Company toward the end of the first quarter of 2020, with domestic occupancy ranging between 25.5% and 32.5% in the last ten days of March, which was reflected in decreases in RevPAR. Lower occupancy trends continued into the second quarter of 2020, where we experienced decreases in domestic RevPAR of 60.1% from the comparative prior year April and 49.6% from the comparative prior year second quarter. Since early April, we have observed steadily increasing domestic occupancy levels, with second quarter domestic occupancy at 39.1% and third quarter domestic occupancy at 52.1%. These increases in occupancy have led to lower relative RevPAR declines, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 23.4% over the comparative prior year September monthly period. There is uncertainty as to the potential duration of the COVID-19 pandemic and its severity, and thus corresponding uncertainty as to the duration and severity of the impact on our occupancy, which we expect will continue to impact our future results.

During the first quarter of 2020, the Company revised its calculation of Occupancy, ADR, and RevPAR. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for the nine months ended September 30, 2020 would have been $72.24, 53.3%, and $38.49, respectively, versus nine months ended September 30, 2019 of $82.66, 64.6%, and $53.36, respectively, with period over period declines of 12.6%, 1,745 bps, and 27.9%, respectively.
International royalty fees for the nine months ended September 30, 2020 decreased $7.2 million to $9.1 million compared to the nine months ended September 30, 2019 as a result of the temporarily suspended operations and declines in RevPAR performance. International rooms in our franchise system increased by 13,029 from 121,287 as of September 30, 2019 to 134,316 as of September 30, 2020, with the total number of hotels in our franchise system increasing by 11 from 1,181 as of September 30, 2019 to 1,192 as of September 30, 2020. However, as of September 30, 2020 and October 31, 2020, approximately 3% and 5%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election. There is uncertainty as to the potential duration of the crisis, including a resurgence, and its severity, which continues to impact the number of hotels which temporarily suspend operations.

Initial Franchise and Relicensing Fees

Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the nine months ended September 30, 2020, the Company awarded 232 domestic franchise agreements representing 18,022 rooms compared to 377 franchise agreements representing 34,341 rooms for the nine months ended September 30, 2019. Domestic franchise agreements awarded for new construction hotels totaled 71 representing 6,102 rooms during the nine months ended September 30, 2020 compared to 129 franchise agreements representing 10,795 rooms for the nine months ended September 30, 2019. Conversion hotel awarded franchise agreements totaled 161 representing 11,920 rooms for the nine months ended September 30, 2020 compared to 248 franchise agreements representing 23,546 rooms for the nine months ended September 30, 2019.
The Company awarded 164 domestic relicensing contracts during the nine months ended September 30, 2020, compared to 286 executed during the nine months ended September 30, 2019. The Company awarded 25 domestic renewal agreements during the nine months ended September 30, 2020, compared to 26 executed during the nine months ended September 30, 2019.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased $0.2 million from $20.2 million during the nine months ended September 30, 2019 to $20.0 million during nine months ended September 30, 2020.
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

Procurement Services: Revenues decreased $13.0 million or 27% from $47.6 million for the nine months ended September 30, 2019 to $34.6 million for the nine months ended September 30, 2020. The decrease in revenues primarily reflects the cancellation of the Company's annual convention as a result of the COVID-19 pandemic and a decrease in fees affiliated with travel related partnerships. Because of impacts from COVID-19, for at least the remainder of the year we expect lower occupancy at our franchised hotels and as a result we expect there to be fewer purchases made from qualified vendors and travel related partners, from which we earn a fee.

Other Revenues: Other revenues declined $17.3 million from $30.2 million for the nine months ended September 30, 2019 to $12.9 million in the same period of the current year. The decline primarily represents the reduction and, in some cases, suspension of reputation management, guest relation, and finance charges to our franchisees in addition to a decrease in termination fees.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $104.2 million for the nine months ended September 30, 2020, a decrease of $20.6 million from the nine months ended September 30, 2019.
SG&A expenses for the nine months ended September 30, 2020 and 2019 include approximately $1.9 million and $7.8 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decrease of $5.9 million from the same period of the prior year is primarily due to the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the nine months ended September 30, 2020 decreased $14.7 million to $102.3 million primarily due to implemented cost mitigation and cash preservation measures resulting from the COVID-19 pandemic, including cancellation of the annual convention; furloughs and layoffs of certain domestic and international positions and reduction of non-essential expenditures; and reductions in the Company's deferred compensation liabilities based on relative declines in the underlying investments; partially offset by provisions for credit losses recorded in accordance with Topic 326.

Depreciation and amortization: Depreciation and amortization expense for the nine months ended September 30, 2020 increased $6.7 million to $19.3 million from the same period of the prior year primarily due to an additional $7.1 million in depreciation related to the Company's owned hotels acquired and opened during the third quarter of 2019.
Impairment of Goodwill, Loss on Asset Dispositions and Impairments, and Loss on Sale of Business: For the nine months ended September 30, 2020, the Company recognized a $1.2 million charge related to a prospective self-development project the Company is no longer pursing and a $4.3 million impairment charge related to the long-lived assets of a commercial office building owned by the Company.
For the nine months ended September 30, 2019, the Company recognized a $15.0 million loss on impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of in the second quarter of 2019.
Interest Expense: The Company recorded interest expense of $37.2 million for the nine months ended September 30, 2020, an increase of $2.5 million from the nine months ended September 30, 2019. The increase in interest expense is a result of increased borrowings over the course of 2020 in response to the COVID-19 pandemic. We anticipate borrowings and associated interest expense will remain elevated relative to comparable periods for the remainder of 2020.
Loss on Extinguishment of Debt: During the first quarter of 2020, the Company recorded a loss on the extinguishment of debt of $0.6 million related to the early pay off of a construction loan in the amount of $33.1 million, inclusive of accrued and unpaid interest.
During the third quarter of 2020, the Company recorded a loss on the extinguishment of debt of $16.0 million related to the Tender Offer and early pay off of the Term Loan. Refer to the "Liquidity and Capital Resources" header for additional discussion.
Other Gains: The Company recorded other net gains of $1.0 million for the nine months ended September 30, 2020, compared to other net gains of $3.2 million for the nine months ended September 30, 2019. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net Loss of Affiliates: The Company recorded net losses of $7.2 million from its unconsolidated joint ventures for the nine months ended September 30, 2020 compared to net losses of $9.6 million for the nine months ended September 30, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. We anticipate the results recognized from these investments for the remainder of 2020 will be significantly impacted by the COVID-19 pandemic. The fluctuation is primarily attributable to the sale of an unconsolidated joint venture resulting in a loss of $6.0 million in the third quarter of 2019, partially offset by increased losses of operating joint venture hotels. We anticipate the results recognized from these investments in the fourth quarter of 2020 will continue to be significantly impacted by the COVID-19 pandemic.

Income Tax (Benefit) Expense: The effective income tax rates were (30.8)% and 16.6% for the nine months ended September 30, 2020 and 2019, respectively.
On January 1, 2018, the Company adopted ASU 2016-16 which provides guidance on recognition of current income tax consequences for inter-company asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure that resulted in a $30.6 million tax benefit. In accordance with ASU 2016-16, the Company recorded the $30.6 million benefit and a corresponding deferred tax asset in the first quarter of 2020. Due to a decrease in the forecasted income of international entities resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.1 million in the third quarter of 2020 reflecting a change in the anticipated realizability of this deferred tax asset.

The effective income tax rate for the nine months ended September 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impacts of ASU-2016 and the corresponding valuation allowance, $3.4 million of excess tax benefits from share-based compensation, an adjustment to our deferred taxes, and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the nine months ended September 30, 2019 was lower than the U.S. federal income tax rate of 21.0% due to $12.2 million of tax credits recognized in the period, $3.3 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we have taken steps to adjust the company’s cost structure and increase its financial flexibility and liquidity. At September 30, 2020, the Company had approximately $792.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility,

In April 2020, the Company entered into the $250 million Term Loan. In July 2020, the Company issued the $450 million 2020 Senior Notes and announced the Tender Offer for the purchase of approximately $183.4 million aggregate principal amount of the Company's 2012 Senior Notes. The Company used the net proceeds from the 2020 Senior Notes offering to repay the Term Loan in full and fund the $197.8 million purchase price of the 2012 Senior Notes tendered, inclusive of the aggregate principal, an early tender premium, settlement fees, and accrued interest paid. In September 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full.

To preserve capital, we determined to suspend future, undeclared dividends for at least the remainder of 2020 and have temporarily suspended activity under our share repurchase program as well as limited discretionary spending and investments until such time as we determine conditions are appropriate to resume any such activity.

Based on our business model, the financial mitigation measures taken, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of September 30, 2020, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
Operating Activities
During the nine months ended September 30, 2020 and 2019, net cash provided by operating activities totaled $69.7 million and $191.0 million, respectively. Operating cash flows decreased $121.3 million primarily due to a decrease in operating income as driven by a reduction in royalty fees and the net deficit generated from marketing and reservation system activities, excluding certain non-cash charges, and timing of working capital items.

In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. We recognize such payments as an adjustment to transaction price and capitalize as an intangible asset. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to revenues. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the nine months ended September 30, 2020 and 2019, the Company's net advances for these purposes totaled $17.0 million and $25.6 million, respectively. The timing and amount of these cash flows is dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At September 30, 2020, the Company had commitments to extend an additional $290.0 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the nine months ended September 30, 2020, marketing and reservation system expenses exceeded revenues by $36.4 million. During the nine months ended September 30, 2019 marketing and reservation system revenues exceeded expenses by $1.2 million.

Investing Activities
Cash utilized for investing activities totaled $30.5 million and $220.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash utilized for investing activities for the nine months ended September 30, 2020 primarily reflects the following items:
During the nine months ended September 30, 2020 and 2019, the Company invested $4.6 million and $17.3 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.4 million and $9.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote the growth of our Cambria Hotels brand. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $8.8 million to support these efforts.
During the nine months ended September 30, 2020 and 2019, capital expenditures in property and equipment totaled $32.2 million and $46.1 million, respectively. The decrease in capital expenditures primarily reflects the Company's 2019 improvements to a historic building that was converted to a Cambria Hotel. The hotel opened in the third quarter of 2019. During the nine months ended September 30, 2020, the Company realized proceeds of $9.2 million from the sale of state historic rehabilitation tax credits earned from the improvements made to this building. The proceeds of $9.2 million were applied to lower the basis of the owned hotel property and equipment.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2020, the Company advanced and received repayments totaling $9.8 million and $5.1 million for these purposes, respectively. For the nine months ended September 30, 2019, the Company advanced and received repayments totaling $10.8 million and $10.5 million for these purposes, respectively. At September 30, 2020, the Company had commitments to extend an additional $1.0 million for these purposes provided certain conditions are met by its franchisees.

During the nine months ended September 30, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land. The Company did not sell any land parcels during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition.

During the nine months ended September 30, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria Hotels recorded as an investment in unconsolidated entities of $40.0 million. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million, net of cash acquired, and sold its 40% ownership interest in the fifth hotel for approximately $8.9 million. The transaction was funded with cash and borrowings under the Company's revolving credit facility.

From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, depending on market and other conditions, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the on-going impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of joint venture investments, hotel ownership, forgivable key money loans, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2020, the Company had approximately $566.8 million outstanding pursuant to these financial support activities.

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
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024. On August 12, 2020, the Company executed an additional one-year extension on the Restated Credit Agreement for $525 million of the $600 million total capacity. The extended maturity date is August 20, 2025.
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

The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2020, the Company maintained a total leverage ratio of 3.54x and was in compliance with all financial covenants under the Restated Credit Agreement. The Company decreased borrowings on its senior unsecured revolving credit facility by $18.2 million in the nine months ended September 30, 2020, utilizing excess cash on hand to pay down the balance in full.
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
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility. The Term Loan was subsequently paid off in full in July 2020 utilizing the proceeds of the 2020 Senior Notes. In combination with the Tender Offer, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
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
On July 9, 2020, the Company commenced the Tender Offer to purchase up to $160.0 million aggregate principal amount of the Company’s 2012 Senior Notes subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, including an early tender premium, settlement fees, and accrued interest paid. In combination with the early pay off of the Term Loan, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2020, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's 10 year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of September 30, 2020.
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
During the nine months ended September 30, 2020, the Company paid cash dividends totaling $25.3 million. The most recent dividend declaration from the Company's board of directors was on February 28, 2020 in the amount of $0.225 per share and paid on April 16, 2020. In light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we determined to suspend future, undeclared dividends for at least the remainder of 2020.
Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
During the nine months ended September 30, 2020, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $43.3 million. Through September 30, 2020, the Company had repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 per share. As of September 30, 2020, the Company had 3.4 million shares remaining under the current share repurchase authorization. However, in light of uncertainty resulting from the COVID-19 pandemic, and as previously disclosed, we have temporarily suspended activity under our share repurchase program.

During the nine months ended September 30, 2020, the Company redeemed 123,029 shares of common stock at a total cost of approximately $11.9 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming the repurchase of the Company's stock in the future, at such time that conditions are appropriate. We currently have no estimated time frame for when this may occur.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of September 30, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.

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
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $28.0 million and $27.1 million at September 30, 2020 and December 31, 2019, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2020, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2020:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2020	28,438	$100.66	18,353	3,928,004
February 29, 2020	79,841	100.52	5,978	3,922,916
March 31, 2020	548,752	78.70	523,700	3,399,216
April 30, 2020	5,630	71.04	—	3,399,216
May 31, 2020	895	71.26	—	3,399,216
June 30, 2020	—	—	—	3,399,216
July 31, 2020	250	85.27	—	3,399,216
August 31, 2020	5,122	94.84	—	3,399,216
September 30, 2020	2,132	93.04	—	3,399,216
Total	671,060	$82.32	548,031	3,399,216
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through September 30, 2020, the Company has repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 a share.
(2) During the nine months ended September 30, 2020, the Company redeemed 123,029 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.

(3) On April 8, 2020, the Company adopted mitigation efforts to alleviate the impact of the COVID-19 pandemic on the business. As part of the mitigation efforts, the Company's management announced that no shares would be purchased under the Company’s share repurchase program until the impacts of the pandemic have subsided and the Company's cash position improves. We currently have no estimated time frame for when this may occur.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

4.01(f)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

10.01*	Extension Confirmation Letter dated as of August 12, 2020 in connection with Senior Unsecured Credit Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).

(b)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed May 1, 2013.

(c)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed February 16, 2010.

(d)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed April 29, 2015.

(e)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on January 13, 2016.

(f)	Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on July 23, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2020	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2020	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer