Form 10-K
period 2020-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2021-02-26
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $2,865,617,331 as of June 30, 2020 based upon a closing price of $78.90 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 16, 2021 was 55,531,656.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 7, 2021, are incorporated by reference under Part III of this Form 10-K.

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
Item 1.Business.
Impact of the COVID-19 Pandemic
The evolving spread of COVID-19 has caused significant disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of many businesses, "shelter in place" orders, travel restrictions, cancellation of events including sporting events, conferences and meetings, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The development of effective vaccines and initial distribution efforts are significant and positive developments. However, the extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, and the effectiveness of actions by government authorities and the public to contain the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March resulting in significant decreases in revenue per available room ("RevPAR"). Lower occupancy and RevPAR trends continued into the second quarter of 2020, with domestic RevPAR experiencing a decline of approximately 60.1% from the comparative prior year April. These trends have steadily improved, albeit remained significantly impacted, in the third and fourth quarters, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 25.1% over the comparative prior year fourth quarter. For the reasons cited above, we expect significant impact on our results of operations to continue in 2021. As of March 31, 2020, approximately 10% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election, compared to less than 1% as of both December 31, 2020, and January 31, 2021.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2020, the Company had approximately $834.8 million in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
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
In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. These measures include, but are not limited to, the following:
•Implemented fee-deferral programs for domestic and international franchisees.
•Reduced one-time reputation management fees and guest relations handling fees.
•Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.
•Advocated to increase the benefits and eligibility requirements for government relief SBA programs and other CARES Act benefits to support franchisees in retaining employees and servicing debt.
•Established a proactive, ongoing multi-channel franchisee outreach and education program that is actively assisting our franchisees in accessing newly available capital.
•Revised the Company's guest cancellation policy to provide travelers greater flexibility during these challenging times.
•Implemented travel restrictions and work-from-home practices for the Company’s employees.
The Company made a priority of working closely with its franchisees to drive business to their hotels across a wide variety of industries and government and emergency-management agencies. Many of the Company's franchisees committed their rooms inventory at discounted rates, or on a complimentary basis, to support their communities in dealing with the effects of the pandemic, opening their hotels for hospital overflows and providing temporary housing for first responders, the National Guard, healthcare workers, critical infrastructure workers and others in dire need. In addition, the Company provided hotel room donations to Operation Homefront to help ill and injured service members that were displaced by the pandemic. The Company also teamed up with Serta, Inc. to contribute to its “Stay Home, Send Beds” initiative, which provided bed donations to help address nationwide shortages at hospitals and temporary medical facilities.
Since the onset of the pandemic, management and the Board of Directors have taken steps to adjust the Company’s cost structure and increase its financial flexibility, which include, but are not limited to, the following actions:
•Reduced the compensation of the Board of Directors, chief executive officer, and other executive officers.
•Reduced global workforce by approximately 18% since December 31, 2019 through a combination of layoffs and furloughs.
•Introduced a hiring freeze, except with respect to certain critical positions.
•Suspended associates’ 401(k) match through the end of 2020.
•Eliminated, reduced or deferred non-essential expenditures, discretionary capital expenditures and investments. We are actively working with vendors to achieve relief on fees or timing of fee payment.
•Temporarily suspended activity under the Company’s share repurchase program.
•Determined to temporarily suspend future, undeclared dividends while the COVID-19 pandemic is significantly impacting travel.
•Entered into a $250 million unsecured term loan (the "Term Loan") on a precautionary basis, enhancing the Company’s financial flexibility by increasing its borrowing capacity.
•Offered $450 million of 3.70% senior unsecured notes due 2031 (the "2020 Senior Notes"), using net proceeds to repay the Term Loan in full and fund the $197.8 million purchase price of the cash tender offer (the "Tender Offer") for approximately $183.4 million aggregate principal amount of the Company's 5.75% senior unsecured notes due in 2022 (the "2012 Senior Notes").

As disclosed above, domestic occupancy of the Company's branded hotels has been severely impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have experienced less severe occupancy declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition from mid-March through the end of 2020.
Given the uncertainty as to the potential duration of the crisis, including a potential resurgence of the virus, and its severity, the Company does not expect material improvement in the industry until there is a sense that the spread of the virus has been contained, shelter-in-place orders have been lifted, and economic forecasts begin to improve. As the industry continues to recover, the Company believes it will continue to benefit from the expected faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery for the industry.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part I, Item 1A of this Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,147 hotels open comprising 597,977 rooms and 1,022 hotels under construction, awaiting conversion or approved for development comprising 86,264 rooms as of December 31, 2020, located in 50 states, the District of Columbia and over 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
On January 27, 2020, we announced the launch of Everhome Suites, a new-construction midscale extended-stay brand offering. We expect to open the first Everhome Suites hotel in 2021.
The Company's primary segment is the hotel franchising business, which represents approximately 96% of the Company's total revenues. The Company's domestic operations are conducted through direct franchising relationships and the ownership of five Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees, and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel related companies.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and we expect will continue to be materially disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our annual 2020 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. While we continue to actively manage and eliminate certain discretionary marketing and reservation system expenditures, as a result of lower occupancy and therefore, lower marketing and reservation system fees generated, we realized marketing and reservation expenditures in excess of fees in 2020. As a result of the COVID-19 pandemic, we expect significant impact to our marketing and reservation fees generated to continue in 2021.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs. The Company has taken numerous measures to combat the significant impact of the COVID-19 pandemic on our business. These measures have been and remain an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities we execute against to create value for our shareholders over the long-term.
In addition to our hotel franchising business, we have also developed or purchased five Cambria hotels. We intend to continue to strategically develop or purchase Cambria hotels to increase the presence of our Cambria Hotel brand in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing or purchasing hotels, we seek key markets with strong growth potential that will improve the recognition of the Cambria Hotel brand. We believe our owned Cambria hotels provide us the opportunity to support and accelerate growth of the brand. We do not anticipate owning these hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding Cambria Hotels' brand awareness with targeted customer segments, and providing superior guest service. We currently do not manage our owned hotels but utilize the services of third-party management companies who provide their own employees. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels. As a result of the COVID-19 pandemic, the operations of our owned hotels was significantly impacted in 2020 and we expect such impacts to continue in 2021.
Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our strong and predictable cash flows create a strong financial position. We strive to maintain a capital structure that generates high financial returns and use our excess cash flow to return value to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In light of uncertainty resulting from the COVID-19 pandemic, during the second quarter of 2020 we determined to suspend future, undeclared dividends and have temporarily suspended activity under the Company's share repurchase program. Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming activity under the share repurchase program at such time that conditions are appropriate. We currently have no estimated time frame for when these may occur.
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
Our direct real estate exposure is currently limited to activity in the United States, including our Cambria hotel assets open and under development and a commercial office building. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, see the "Investing Activities" caption under the "Liquidity and Capital Resources" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR, managing operating expenses and providing financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to average daily rate ("ADR") growth, than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.
•Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing & reservation systems fee. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it typically costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases which aids in reducing the impact of lodging industry economic cycles.
•Management companies operate hotels for owners that do not have the expertise and/or the desire to self-manage. These companies collect management fees predominately based on revenues earned and/or profits generated. Similar to franchising activities, the key drivers of revenue based management fees are RevPAR and unit growth. Similar to ownership activities, profit based fees are driven by improved hotel margins and RevPAR growth.
Similar to other industries, lodging experiences both positive and negative operating cycles. The COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The duration of the negative operating cycle resulting from the pandemic remains unknown, however we anticipate negative impacts to persist in 2021.
Independent of the present operating cycle, there are general trajectories and characteristics of positive and negative cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism, pandemic or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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
As a franchisor with 7,147 opened hotels, including ownership of five hotels, we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size. The ultimate impact and duration of the present negative operating cycle resulting from the pandemic remains to be seen.
The Company’s portfolio of brands offers both new construction and conversion opportunities. Our new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing. Our conversion brands also benefit from periods of supply growth as the construction of hotels increases the need for existing hotels to seek new brand affiliations. Furthermore, the Company's conversion brands generally benefit from lodging cycle downturns as our unit growth has been historically driven from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance, which typically outpace closures of hotels in our system resulting from the downturn.

The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples	Room Count	% of Total	Avg. No. of Rooms Per Hotel
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott	113,401	2.1%	316.8
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton	584,309	11.1%	313.1
Upscale	Cambria Hotels, Courtyard, Hyatt Place, Hilton Garden Inn	812,110	15.4%	143.3
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn	1,130,570	21.4%	97.4
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont	428,025	8.1%	79.5
Economy	Econo Lodge, Super 8, Days Inn, Motel 6	761,884	14.4%	75.2
Sub-Total Brand Affiliated		3,830,299	72.5%	109.4
Independents		1,455,526	27.5%	65.9
Total All Hotels		5,285,825	100%	92.6
According to STR, the lodging industry consisted of over 57,000 hotels representing approximately 5.3 million rooms open in the United States at December 31, 2020. Approximately 78% of the new rooms opened during the year ended December 31, 2020 were positioned in the Upscale, Upper Midscale, Midscale and Economy chain scale categories in which we primarily operate.
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Over the years, the industry has seen a significant movement of hotels from independent to chain affiliation, with affiliated hotels increasing from 46% of the rooms in the market in 1990 to 72.5% of the market in 2020. However, the pace of this increase has moderated over the last several years and in 2020 the percentage of rooms in the market affiliated with a chain increased by approximately 70 basis points from 71.8% in 2019.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. The large franchise lodging chains, including us, generally provide a number of support services to hotel operators designed to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests and greater bargaining power with suppliers than those with fewer hotels, and that greater brand awareness and bargaining power can increase the desirability of a hotel to its potential guests and reduce operating costs of a hotel. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability. We believe these factors enhance the resiliency of hotels affiliated with brands, and as a result the value proposition of the franchise lodging chains, during a negative operating cycle.
Choice’s Franchising Business
As discussed above, the Company has taken numerous measures to combat the significant impact of the COVID-19 pandemic on our business. These measures have been and remain an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities, addressed below, we execute against to create value for our shareholders over the long-term. The impacts of the pandemic have not materially changed the fundamentals of the Choice franchising business nor our vision for deploying our family of fourteen brands, which represent both new construction and conversion brands and compete at various hotel consumer and developer price points.
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
Our fees depend on the number of rooms in our system, the gross room revenues generated by our franchisees and effective royalty rates under our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we generally benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the effective royalty rate of our franchise contracts.
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
Delivering Exceptional Services. We provide a combination of services and technology based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance, efficiency of their hotel operations and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as revenue management technology and services designed to improve property-level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.
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
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE, Amadeus), online travel agents ("OTAs") (e.g., Expedia, Booking.com) and internet referral or booking services (e.g., Kayak, Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution web sites, benefits our franchisees by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing our significant platform of hotels in our system, our relationships with hospitality related vendors and partnerships with travel related providers to reduce costs and increase returns for our franchisees. We are focused on expanding our platform business, which is reflected in our procurement services revenues, through key partnerships, new technology and other key franchisee resources. The expansion of these relationships has enabled us to further drive our top-line revenue and deliver tangible value-added solutions to our hotel owners and customers. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We also create relationships with key partners to market their services directly to our guests. These relationships provide value-added travel-related services to our guests and generate revenues for the Company. We continue to expand these relationships and identify new methods for decreasing hotel operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.
Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. The majority of our standard domestic franchise agreements are 10 to 30 years in duration with certain rights for each of the franchisor and franchisee to terminate the agreement, such as upon designated anniversaries of hotel opening, before the stated duration. Our franchisees operate domestically under one of fourteen Choice brands.

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2020. During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. Additionally, the Company made minor revisions to the calculation of ADR with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table below for all periods noted.

	As of and For the Year Ended December 31,
	2016	2017	2018	2019(3)	2020(3)
Number of properties, end of period	5,362	5,501	5,863	5,955	5,967
Number of rooms, end of period	404,498	413,015	450,028	462,973	464,682
Royalty fees (in thousands)(1)	$300,383	$323,674	$359,502	$371,396	$258,151
Average royalty rate(2)	4.41%	4.60%	4.75%	4.86%	4.94%
Average occupancy percentage(2)	57.8%	58.4%	58.0%	57.7%	45.6%
Average daily room rate (ADR)(2)	$79.66	$80.97	$82.17	$81.83	$71.63
Revenue per available room (RevPAR)(2)	$46.01	$47.28	$47.68	$47.18	$32.70
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
(2)The periods prior to 2018 exclude operating statistics from WoodSpring Suites properties, while 2018 includes full year operating statistics.
(3)2020 and 2019 amounts include operating statistics of the Company's owned hotels, including intersegment royalties of $0.8 million and $0.9 million, respectively.
Currently, no individual franchisee accounts for more than 4% of the Company's total domestic royalty fees.
Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, midscale, upper midscale, and upscale hotels. Our brands are as follows:
Cambria Hotels: Cambria Hotels is a select service hotel brand that operates in the upscale lodging category, targeting top primary market locations and mid-market locations with a mix of business and leisure demand. Designed for the modern traveler, Cambria offers guests a distinct experience with simple, guilt-free indulgences and little luxuries allowing them to stay at their best while on the road. The environment matches guests' casual lifestyles but tailored to their business travel needs. Properties feature compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, flexible meeting space, and a locally sourced menu and craft beer. Principal competitor brands include: Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo, AC Hotels and Hilton Garden Inn.
Ascend Hotel Collection: Ascend Hotel Collection is an innovative member program that enables upscale hotels (resort, boutique and historic) to retain their individual brand equity and identity, and yet have access to Choice Hotels' global distribution, technology, performance support services, training and loyalty benefits. Ascend Hotel Collection offers the best of both worlds: independence backed by a powerful platform for customer acquisition, delivery and distribution, volume purchasing benefits and operational efficiency. Principal competitors include: Tapestry, BW Premier Collection, Tribute, TRYP and Autograph Collection.
Comfort Inn & Comfort Suites: The Comfort brands are primarily upper midscale limited service hotels that offer a warm and welcoming guest experience designed to help travelers feel refreshed and ready to take on the day. The brand family includes Comfort Inn, Comfort Inn & Suites, and Comfort Suites. One of the original brands in the limited service category, Comfort has built a reputation for consistent high-value accommodations that appeal to both business and leisure travelers. Comfort hotels offer complimentary hot breakfast, a swimming pool and/or fitness center, free high-speed internet access and a 100% smoke-free environment. Comfort Suites properties are tailored to meet the demands of today's business traveler, with each oversized suite featuring separate areas for working and relaxing, along with a sleeper sofa, refrigerator and microwave. Comfort Suites hotels also offer a business center and marketplace. Principal competitor brands include Hampton, Holiday Inn Express and Fairfield Inn & Suites.
Sleep Inn: Sleep Inn is a midscale new construction brand offering developers a lower cost to build with competitive midscale average daily rates. Sleep Inn delivers a reliable, simply stylish guest experience, providing both business and leisure travelers with free high-speed internet access, a complimentary Morning Medley hot breakfast, and an exercise room and/or pool. Sleep Inn’s competitors include AmericInn, Baymont and Country Inn & Suites.
Clarion: Clarion helps owners of existing midscale assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center.  Principal competitor brands include Four Points by Sheraton and Radisson.
Clarion Pointe: Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. Hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. Since launching in 2019, 25 Clarion Pointe hotels are open and operating, with a pipeline in excess of 15 hotels.
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
MainStay Suites: MainStay Suites operates in the midscale extended stay category, offering developers flexible conversion and new construction opportunities in a variety of market types. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests traveling for business or pleasure whose stays are longer than a few nights. All guest rooms feature fully equipped kitchens as well as separate lounge and work areas. MainStay Suites offer free high-speed internet, an exercise room and a business center, 24/7 laundry facilities, weekly housekeeping, as well as breakfast options for guests. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances through the "Things I Use at Home" program. Principal competitors include TownePlace Suites, Candlewood Suites and Hawthorn Suites.
Everhome Suites: Everhome Suites operates in the midscale extended stay category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with separate spaces to work, relax and eat. Larger one-bedroom signature suites come equipped with in-unit washers and dryers. Guests have access to free high-speed internet, a modern fitness room and pool, business center, 24/7 laundry facilities and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink and personal items available for purchase. Small kitchen appliances are available to check out at the front desk. Principal competitors include Candlewood Suites, Home2 Suites and TownePlace Suites. The Everhome Suites brand was launched in January 2020 and the first hotel will open in 2021.
Suburban Extended Stay Hotel: Suburban Extended Stay Hotels operate in the economy extended stay category, offering developers access to this category through flexible conversion options. Suburban’s “just what you need” philosophy provides value-conscious, long staying guests with a simple, unpretentious experience with just the right hotel amenities. All suites provide in-room kitchens. Guests have access to free high-speed internet, 24/7 laundry facilities and bi-weekly housekeeping. Principal competitors include Extended Stay America, InTown Suites, HomeTowne Studios, and Studio 6.
WoodSpring Suites: WoodSpring Suites are all new construction, value-engineered hotels that operate in the economy extended stay category. WoodSpring developers adhere to strict prototype/design specifications and an operating model that embody WoodSpring’s promise of “It’s Simple. Done Better.” Every suite includes a well-designed kitchen, seating area and free premium movie channel. Guests have access to free high-speed internet, 24/7 laundry facilities and biweekly housekeeping. Principal competitors include Extended Stay America, HomeTowne Studios, MyPlace and Studio 6.
Econo Lodge: Econo Lodge is Choice Hotel’s premiere economy brand, providing an “easy stop on the road” for value-oriented travelers. Free high-speed internet, bedside recharge outlets, refrigerators and free morning coffee are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.
Rodeway Inn: Rodeway Inn offers sensible lodging for travelers on a budget.  With free coffee to get guests started in the morning and free high-speed internet, Rodeway is a great option for practical travelers looking for: “Good night. Great Savings.” Principal competitor brands include Americas Best Value Inn and Motel 6.

The following table presents key statistics related to the domestic system for the Choice brands over the five years ended December 31, 2020. During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. Additionally, the Company made minor revisions to the calculation of ADR with respect to complimentary rooms.

	As of and For the Year Ended December 31,
	2016	2017	2018	2019	2020
COMFORT DOMESTIC SYSTEM(4)
Number of properties, end of period	1,678	1,650	1,627	1,616	1,648
Number of rooms, end of period	129,920	128,655	127,282	127,000	129,711
Royalty fees (in thousands)(1)	$149,554	$153,009	$153,013	$151,885	$98,164
Average occupancy percentage	62.7%	63.5%	62.7%	62.2%	46.1%
ADR	$94.34	$95.57	$96.17	$95.84	$83.72
RevPAR	$59.12	$60.66	$60.30	$59.66	$38.58
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,447	1,542	1,636	1,688	1,697
Number of rooms, end of period	114,582	120,227	126,533	129,232	128,807
Royalty fees (in thousands)(1)	$69,799	$80,924	$90,128	$94,228	$66,052
Average occupancy percentage	53.2%	54.3%	54.4%	54.1%	41.8%
ADR	$78.60	$80.06	$80.82	$80.11	$72.13
RevPAR	$41.79	$43.48	$43.95	$43.33	$30.16
CLARION DOMESTIC SYSTEM(5)
Number of properties, end of period	167	166	174	178	183
Number of rooms, end of period	22,941	22,138	22,179	22,498	22,072
Royalty fees (in thousands)(1)	$12,137	$12,589	$12,798	$13,383	$7,991
Average occupancy percentage	51.1%	51.3%	50.3%	49.5%	32.9%
ADR	$83.31	$84.89	$85.14	$84.73	$73.37
RevPAR	$42.54	$43.57	$42.85	$41.90	$24.15
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	379	384	393	402	408
Number of rooms, end of period	27,097	27,410	27,962	28,361	28,790
Royalty fees (in thousands)(1)	$21,925	$23,093	$24,003	$24,747	$16,771
Average occupancy percentage	61.8%	62.5%	61.9%	61.1%	46.2%
ADR	$82.87	$84.16	$85.66	$85.28	$75.92
RevPAR	$51.18	$52.57	$52.99	$52.09	$35.08
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	56	60	63	73	90
Number of rooms, end of period	4,108	4,249	4,268	4,636	6,374
Royalty fees (in thousands)(1)	$2,909	$3,252	$3,669	$4,110	$3,427
Average occupancy percentage	60.7%	64.4%	65.4%	64.0%	55.6%
ADR	$77.19	$77.67	$83.82	$84.85	$77.14
RevPAR	$46.83	$50.05	$54.83	$54.32	$42.86
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	857	840	839	807	777
Number of rooms, end of period	52,791	51,233	50,692	48,538	47,023
Royalty fees (in thousands)(1)	$22,598	$23,867	$24,455	$24,510	$18,343
Average occupancy percentage	47.8%	47.6%	47.6%	47.7%	40.9%
ADR	$62.24	$63.68	$64.26	$63.75	$59.12
RevPAR	$29.74	$30.31	$30.59	$30.44	$24.16
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	565	600	612	600	559
Number of rooms, end of period	32,515	34,488	35,124	34,727	31,828

Royalty fees (in thousands)(1)	$7,010	$8,799	$9,772	$10,380	$8,980
Average occupancy percentage	49.3%	49.3%	49.2%	49.0%	43.6%
ADR	$63.99	$65.60	$65.36	$64.25	$59.48
RevPAR	$31.53	$32.32	$32.15	$31.48	$25.94
SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	59	61	54	60	66
Number of rooms, end of period	6,561	6,698	5,699	6,082	6,470
Royalty fees (in thousands)(1)	$3,511	$3,716	$3,725	$3,783	$3,483
Average occupancy percentage	69.0%	69.3%	69.4%	66.9%	63.6%
ADR	$50.39	$52.32	$56.47	$57.25	$51.44
RevPAR	$34.76	$36.27	$39.18	$38.30	$32.73
CAMBRIA HOTEL DOMESTIC SYSTEM(2)
Number of properties, end of period	27	36	40	50	54
Number of rooms, end of period	3,503	4,917	5,685	7,277	7,697
Royalty fees (in thousands)(1)	$4,955	$6,731	$8,872	$10,527	$5,574
Average occupancy percentage(2)	73.7%	69.2%	67.6%	67.5%	38.2%
ADR(2)	$132.70	$138.86	$148.10	$145.45	$112.30
RevPAR(2)	$97.76	$96.08	$100.12	$98.12	$42.87
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	127	162	176	211	194
Number of rooms, end of period	10,480	13,000	14,693	22,143	20,890
Royalty fees (in thousands)(1)	$5,985	$7,694	$10,085	$11,942	$7,275
Average occupancy percentage	65.8%	61.8%	60.8%	61.2%	43.4%
ADR	$128.23	$126.45	$125.31	$125.16	$116.52
RevPAR	$84.37	$78.12	$76.23	$76.57	$50.59
WOODSPRING SUITES DOMESTIC SYSTEM(3)
Number of properties, end of period	N/A	N/A	249	270	291
Number of rooms, end of period	N/A	N/A	29,911	32,479	35,020
Royalty fees (in thousands)(1)	N/A	N/A	$18,982	$21,901	$22,091
Average occupancy percentage(3)	N/A	N/A	77.1%	75.3%	71.5%
ADR(3)	N/A	N/A	$45.89	$47.10	$46.16
RevPAR(3)	N/A	N/A	$35.37	$35.46	$33.02
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
(2)Statistics for average occupancy percentage, ADR and RevPAR exclude years in which the Cambria Hotel brand did not have 25 units open and operating for a twelve month period.
(3)Statistics prior to 2018 exclude WoodSpring Suites properties. Statistics for 2018 include royalties after acquisition on February 1. 2018 and full year statistics for average occupancy percentage, ADR and RevPAR.
(4)Includes Comfort family of brand extensions including Comfort Inn and Comfort Suites.
(5)Includes Clarion family of brand extensions including Clarion and Clarion Pointe.

International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising or master development (collectively, "master franchising") relationships. Master franchising relationships are governed by agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region, usually for a fee.
Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.

In some territories outside the United States, hotel franchising has less prevalence in favor of independent operators. We believe chain and franchise affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of centralized reservations systems and marketing programs. We believe that international franchise operations will provide a long-term growth opportunity for the Company and as a result we continue to make investments which are expected to enhance the value proposition for prospective international franchisees.
The following chart summarizes our franchise system and operating results outside of the United States(1). The 2020 operating results were significantly impacted by the COVID-19 pandemic, and we anticipate impacts of the pandemic on international operating results to persist in 2021.

	As of and For the Year Ended December 31,
	2016	2017	2018	2019	2020
Number of properties, end of period	1,152	1,126	1,158	1,198	1,180
Number of rooms, end of period	111,624	112,558	119,080	127,924	133,295
Royalty fees (in thousands)(2)	$19,887	$21,396	$22,005	$21,680	$12,358
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts, thus these RevPAR metrics are not presented for our international franchisees.
(2)Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
The Company's direct franchising operations are primarily conducted in the following countries and territories. Note, as of both December 31, 2020 and January 31, 2021, approximately 5% of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election. The hotels online figures below include those with temporarily suspended operations.
Continental Europe. The Company conducts direct franchising operations in Germany, Italy, Czech Republic, Austria and Hungary through Choice Hotels Licensing B.V. ("Choice BV"), a wholly-owned subsidiary, and in France, Portugal and Belgium through a wholly-owned subsidiary of Choice BV, Choice Hotels France SAS. The Company also has an affiliation with properties in Spain through a strategic alliance with Sercotel Hotels. At December 31, 2020, the Company had 176 franchised properties online in the Choice system in continental Europe.
United Kingdom. The Company conducts direct franchising operations in the United Kingdom through Choice BV. At December 31, 2020, the Company had 29 franchised properties online in the United Kingdom.
India. The Company conducts direct franchising operations in India through wholly-owned subsidiaries for the Comfort, Quality and Clarion brands. As of December 31, 2020, the Company had 35 franchised properties online in India.
Australasia. The Company conducts direct franchising operations in Australia, New Zealand, and Singapore through a wholly-owned subsidiary, Choice Hotels Asia-Pac Pty. Ltd. ("CHAP"). As of December 31, 2020, CHAP had 164 franchised properties online in Australasia.
Mexico. The Company’s wholly-owned subsidiary Choice Hotels Mexico S. de R.L. de C.V. ("CHM") conducts direct franchising operations in Mexico on behalf of Choice BV, which acts as the franchisor in Mexico. At December 31, 2020, the Company had 40 franchised properties online in Mexico.
Canada. The Company conducts direct franchising operations in Canada through its wholly-owned subsidiary, Choice Hotels International Licensing ULC, and had 2 properties online at December 31, 2020.
Other International Relationships. The Company, through Choice BV, has direct franchise relationships with properties in Colombia, and Turkey. At December 31, 2020, 4 properties were online in Colombia and 4 properties were online in Turkey. The Company also has an affiliation with properties in Mexico and Central America through a strategic alliance with AMResorts. At December 31, 2020, 35 international properties are online in the Choice system through the strategic alliance.
The Company utilizes master franchising relationships primarily in the following countries and territories:
Scandinavia. We conduct our operations in Scandinavia through a master franchise relationship with Nordic Choice Commercial Services A/S ("NCH"), formerly known as Choice Hotels Scandinavia. As of December 31, 2020, NCH had 206 properties online in its development territory, which includes Denmark, Norway and Sweden on an exclusive basis and Lithuania and Finland on a non-exclusive basis. The Company’s master franchise agreement with NCH grants rights to the Comfort, Quality, Sleep and Clarion brand and expires in 2023. Through a separate agreement signed in 2010, NCH also possesses the right to franchise Ascend Hotel Collection hotels in its territory. This agreement also expires in 2023.
Japan. The Company conducts its operations in Japan through a master franchise relationship with Choice Hotels Japan Co. Ltd ("CHJ"). CHJ possesses exclusive rights to develop the Comfort brands and non-exclusive rights to the Sleep and Clarion brands. The Company’s master franchise agreement with CHJ expires in December 2033. As of December 31, 2020, CHJ had 64 properties online.
Canada. We conduct our operations in Canada for the majority of our brands through Choice Hotels Canada Inc. ("CHC"), a joint venture owned 50% by us and 50% by InnVest Management Holdings Ltd. CHC is one of the largest lodging organizations in Canada with 330 of our franchised properties online as of December 31, 2020.
Ireland. The Company is a party to a master franchising agreement with Luckwell Limited for the exclusive right to develop our Clarion, Quality and Comfort brands in Ireland and a non-exclusive right in Northern Ireland. The agreement also provides Luckwell Limited with limited rights to franchise Ascend Hotel Collection hotels in the territory. The master franchise agreement with Luckwell Limited expires in 2027. As of December 31, 2020, Luckwell Limited had 3 properties online in Ireland and Northern Ireland.
South America. We conduct our operations in Brazil and certain other South American territories through a master franchise relationship with Atlantica Holdings International, Ltd. ("Atlantica"). As of December 31, 2020, Atlantica had 66 properties online, all in Brazil. The Company’s master franchise agreement with Atlantica grants rights to the Comfort, Quality, Sleep and Clarion brands, which rights are exclusive in Brazil and non-exclusive in Atlantica's remaining territory. The agreement expires in December 2024.
Central America. We conduct our operations in certain Central American territories through a master franchise relationship with Real Hotels and Resorts, Inc. ("Real"). As of December 31, 2020, Real had 14 properties online in its development territory which consists of Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, and Panama. The Company’s master franchise agreement with Real grants rights to the Comfort, Quality, Sleep and Clarion brands. The agreement was executed in 1994 and is currently scheduled to expire in May of 2034, with certain rights by both parties to terminate the contract early. Through a separate agreement signed in 2011, we have also granted Real limited non-exclusive rights to franchise Ascend Hotel Collection hotels in Colombia, Costa Rica, Ecuador, Honduras and Panama.
Master Development Agreement and Other International Relationships. We also have non-exclusive master development and area representative arrangements in place with local hotel management and franchising companies doing business in China and Southeast Asia, and an exclusive master development agreement in the Kingdom of Saudi Arabia. At December 31, 2020, 8 properties were online in China.
The following table presents key worldwide system size statistics as of and for the year ended December 31, 2020:

	Open and Operational		Approved for Development
	Hotels	Rooms	Hotels	Rooms
Comfort	2,134	175,719	291	25,069
Quality	2,006	162,786	66	5,725
Ascend Hotel Collection	355	46,888	52	4,118
Clarion	315	43,412	28	3,171
Sleep Inn	433	31,580	150	8,348
MainStay Suites	91	6,474	141	6,620
Everhome	—	—	8	891
Econo Lodge	834	49,611	18	1,325
Rodeway Inn	568	32,320	23	1,468
Suburban	66	6,470	17	927
Cambria Hotel	54	7,697	78	10,443
WoodSpring Suites	291	35,020	150	18,159
Totals	7,147	597,977	1,022	86,264

Franchise Sales
Brand growth is important to our business model. The number of franchise agreements awarded in 2020 was significantly impacted by the COVID-19 pandemic, and we anticipate negative impacts to franchise sales activity to persist during the duration of the pandemic.
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
Our franchise sales organization is structured to support the continued growth of the Company through awarding franchise agreements with a focus on revenue-intense chain scales and markets. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to helping hotels improve profitability, our central reservation delivery services, our marketing and customer loyalty programs, our revenue management services, our training and support systems (including our proprietary property management systems) and our Company’s track record of delivering growth and profitability. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors and provide better service to our potential franchisees. The structure of this organization integrates our brands and strategies, and allows our brand teams to focus on understanding, anticipating and meeting the unique needs of our customers.
Our objective is to continue to strategically grow our portfolio by selling the Choice brands spanning the various lodging categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands, such as discounting various fees including the initial franchise fee, royalty fee and system fee, and providing franchise agreement acquisition payments to support development, property improvements and other hotel expenditures.
Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located. The policy applies to most, but not all, of the Choice brands.
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees as well as allows us to acquire and resell real estate to incent franchise development of the Cambria Hotels brand in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of the brand. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period.
Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain trademarks we own and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have terms ranging between 10 and 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements typically contain liquidated damages provisions addressing franchisee termination at intervals other than those specified in the agreement which represent a fair and reasonable measure of damages that both parties agree should be paid to us.
The Company utilizes master development agreements (“MDA”) with respect to the WoodSpring Suites and Everhome Suites brands (and on occasion other brands). In exchange for a non-refundable fee, developers are provided geographic exclusivity to enter into a specified number of franchise agreements and develop properties of the specified brand. The upfront fees received on signing of the MDA are non-refundable and are allocable to the affiliation fees due upon the execution of each franchise agreement between the parties in the regions covered by the MDA. The MDA specifies development schedules the developer must maintain; if not met, the Company can terminate the geographic exclusivity, however the upfront fees remain allocable to future franchise agreement affiliation fees as long as the MDA remains in effect.

When the responsibility for development is transferred to a master franchisee in an international market, that party has the responsibility to develop and grow our brands in the covered region. The international master franchisee generally must manage the delivery of certain necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the covered region. The international master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. International master franchise agreements generally have a term of at least 10 years.
Franchise agreements are generally individually negotiated and vary among the different Choice brands and franchises, but we believe they are competitive with the industry standard within their market group. Franchise fees usually have three primary components: an affiliation fee; a royalty fee; and a system fee (for the marketing and reservation system). Our standard franchise fees are as follows:
QUOTED FEES BY BRAND AS OF December 31, 2020

	Initial Fee Per Room/Minimum	Relicensing and Renewal Fee Per Room/Minimum	Royalty Fees (1)	Marketing and Reservation System Fees (1)
Cambria Hotels	$500/$60,000	$750/$65,000	6.00%	3.00%
Comfort	$500/$50,000	$750/$65,000	6.00%	3.50%
Quality Inn	$400/$40,000	$550/$45,000	5.25%	3.50%
Ascend Hotel Collection	$525/$45,000	N/A/$45,000	5.00%	2.50%
Clarion	$300/$40,000	$550/$45,000	5.00%	3.00%
Clarion Pointe	$400/$40,000	$650/$45,000	5.50%	3.25%
Sleep Inn	$300/$40,000	$550/$45,000	5.50%	3.50%
MainStay Suites(2)	$300/$50,000	$550/$30,000	6.00%	2.50%
Econo Lodge	$250/$25,000	$500/$35,000	5.00%	3.00%
Rodeway Inn	$125/$15,000	$375/$15,000	5.00%	3.00%
Suburban Extended Stay Hotel(2)	$225/$30,000	$475/$30,000	6.00%	2.50%
WoodSpring Suites	N/A/$50,000	N/A/$50,000	6.00%	2.50%
Everhome Suites(3)	$300/$50,000	$550/$50,000	6.00%	2.50%
(1)Fees are based on a percentage of gross room revenue.
(2)For dual brand hotels that combine either the Mainstay Suites or Suburban Extended Stay Hotel brand with another Choice brand, we may increase the Royalty Fee and/or System Fee up to the standard amount for such other Choice brand.
(3)The initial fee is $50,000 for properties with 113 rooms or less. Each additional room is $300/per room for initial fees and $550/per room for transfers or renewals.
The Company’s franchise agreements are generally individually negotiated and, therefore, actual fees may differ from those noted above. From time to time, the Company may discount the standard Royalty fee and/or System fee in the initial years of the agreement as a franchisee acquisition strategy. Typically, these discounts expire as the contract matures until the contractual fees reach the standard franchise fees in effect at the time the agreement was executed.
Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is not only to help increase the number of reservations delivered to our franchisees, but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, help deliver guests to our franchisees' hotels at the lowest cost to the franchisee. We believe that by helping our franchisees become more profitable we will enhance our ability to retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:
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
Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, social media and digital advertising, online radio advertising, print advertising in trade media, and promotional events which include joint marketing promotions with qualified vendors and corporate partners. We also actively seek to reach travelers who are shopping for travel online by purchasing key search related terms and meta search ads from the various search engine providers to help ensure that our franchisees' hotels are prominently displayed to potential guests.
We conduct numerous marketing and sales programs and deploy field-based sales agents which target corporate, travel agency and group sales including business travelers, senior citizens, automobile club members, government and military employees, educational organizations, and meeting planners. Other marketing efforts include domestic and international trade show programs, targeted marketing campaigns (including print, digital, and social media), direct-mail programs, marketing e-mail programs, and centralized commissions for travel agents.
We operate a loyalty program, Choice Privileges, for all the Choice brands (except WoodSpring Suites) to attract and retain travelers by rewarding stays with points towards free hotel nights at Choice brand properties and through our partners that provide travel related accommodations. The loyalty program also offers guests the ability to redeem points for gift certificates at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers; help us deliver business to our franchised hotels; and are an important selling point for our franchise sales personnel. The Choice Privileges program had approximately 47 million members worldwide as of December 31, 2020. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
Our field-based franchise services area directors work with franchisees to help them maximize RevPAR and improve the efficiency of their hotel operations. These consultants advise franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system, choiceADVANTAGE, includes a rate and selling management tool to help our franchisees better manage rates and inventory which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we offer revenue management services to our franchisees to assist them in optimizing their room rates and minimizing costs of reservation delivery.
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
Our toll-free telephone reservation system primarily utilizes third-party call center service providers. Reservation agents trained on the reservation system have the goal of matching each caller with a Choice-branded hotel meeting the caller’s needs. We also operate a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this helps reduce the hotel’s front desk staffing needs, improves customer service and results in a higher average daily rate than reservations booked directly through the property.
We continue to implement our integrated reservation and distribution strategy to help improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, www.choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Lowest Price Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third-party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third-party sites at reduced transaction fees. We continue to educate our individual franchisees about the risk of an unfavorable impact to their business from contracting with sites with which we do not have preferred agreements. We currently have agreements with many, but not all, major online third-party booking sites.
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
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents and other proprietary channels last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisee's ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy and participate in our marketing programs. As a cloud-based solution, the choiceADVANTAGE system helps reduce each hotel’s investment in on-site computer equipment, typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover cleanliness, condition, brand standards and minimum service offerings. We inspect most properties for compliance with our quality standards before allowing a property to open as one of our franchised brands. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted by a third-party periodically at the property and through the use of guest surveys. Properties that fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality issues may be subject to consequences ranging from written warnings, the payment of re-inspection, non-compliance and guest satisfaction fees, attendance at mandatory training programs and ultimately to the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
Training. We maintain a training department that conducts mandatory and voluntary training programs for all franchisees and general managers. Regularly scheduled regional and national training meetings are also conducted for owners and general managers. We offer an interactive computer and mobile-based training system to help train hotel employees in real-time as well as at their own pace. Additional training is conducted through a variety of methods, including group instruction seminars and live online instructor-led programs.
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
Competition
Competition among franchise lodging brands is strong with regard to attracting potential franchisees, retaining existing franchisees and generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow either the hotel owner or the Company to opt-out of the agreement at mutually agreed upon anniversary dates.
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
Since our franchising revenues are generated primarily from a percentage of franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to retain existing franchises, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.

The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. While the COVID-19 pandemic has significantly impacted the operating results of the Company in 2020, we generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and over 40 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.
Service Marks and Other Intellectual Property
The service marks Choice Hotels, Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria, Suburban Extended Stay Hotel, Ascend Hotel Collection, WoodSpring Suites, Everhome Suites, Choice Privileges, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered or have registrations pending with the United States Patent and Trademark Office. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
Seasonality
The hotel industry is seasonal in nature. For most hotels, demand is lower from November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, as a result of the COVID-19 pandemic, historical trends may not be reliable to predict future performance.
Regulation
Our business subject to various U.S. and international regulations, including regulations of the Federal Trade Commission ("FTC"), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) that relate to the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees and a number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that, among other things, limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of franchise agreements.
Our franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate.
In addition, our business is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws), safety and health standards, building and zoning requirements, tax laws, and laws governing employee relations, including minimum wage requirements, overtime, working conditions and work permit requirements.
Further, we are also subject to various U.S. and international privacy and data protections laws, including the California Consumer Protection Act and the European Union General Data Protection Regulation.
Impact of Inflation and Other External Factors
Franchise fees can be impacted by external factors, including, in particular, the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers and inflation.
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

Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, pandemics, airline strikes, gasoline shortages, severe weather and the risks described below under the Item 1A. Risk Factors.
Human Capital Management
The strength of our people is one of our greatest assets as a franchisor. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and provide an open and inclusive environment. We believe these objectives will yield a high performing organization that drives positive business outcomes for the Company, our shareholders, and our franchisees.
Our board of directors provides oversight on certain human capital matters, including through its Diversity Committee that seeks to assist and advise management and the board of directors in developing a workplace culture that values working with diverse groups of people, offering diversity of thought and perspective.
Career Development
We empower our 1,498 associates across the globe to advance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to prepare for their next, and future, desired roles. As of December 31, 2020, the Company has 1,353 domestic and 145 international employees.
Leadership development programs offer level specific career-building experiences, increasing the potential for broader levels of responsibility and leadership. These programs focus on competency-based self-development, creating customized action plans to grow and develop leaders, and the transformation of functional managers to business leaders, increasing their potential for broader levels of leadership responsibility.
The Company conducts talent review and succession planning discussions across all leadership levels. These are conducted with the board of directors semi-annually, focusing primarily on senior leadership levels.
Further, eleven Corporate Resource Groups (“CRGs”) allow groups of associates to join together based on shared characteristics, life experiences or interests. The CRGs are open to all associates to join. CRGs provide support, enhance career development, contribute to personal development, and provide networking opportunities.
Choice Culture and Diversity
At Choice, we are committed to nurturing an environment where every associate feels welcome, wanted, and respected – that’s our brand promise. Part of how we deliver on this promise is by weaving deliberate diversity initiatives throughout all levels of the enterprise, focusing on three core commitments:
•Diversity – Ensuring that the Choice workforce is an authentic representation of the world we live in where associates from different backgrounds may thrive.
•Equity - Providing fair and competitive pay regardless of gender, race, or other demographics.
•Trust, Belonging, and Engagement – Fostering a culture of belonging where associates are inspired and engaged and feel welcome, wanted, and respected.
At the end of fiscal year 2020, our domestic workforce was 35% diverse and 43% female. Our leadership, defined as Senior Director level and above was 11% diverse and 38% female. For these purposes, we define diverse as the self-identified demographic categories of Black, Hispanic, Asian, and other.
We are committed to providing fair and competitive pay. To ensure that we are delivering on our commitment to equitable compensation decisions, Choice conducts a gender and diversity pay parity study annually on all U.S. based roles and reports the results of this analysis to the board of directors. During 2020, we conducted this analysis and promptly resolved discrepancies identified between diverse / female base salary versus non-diverse / male base salary for positions of similar value (i.e., by career track, level, and salary grade) that cannot be sufficiently explained by the level of experience, performance, or other pay-related attributes.
The board of directors biannually reviews a diversity report focused on success against the Company’s annual diversity, equity, belonging objectives in workplace practices, franchisee development, advertising and marketing goals. The board of directors also receives updates on the Diversity Advisory Council (“DAC”), CRGs, and general inclusion activities. Our Diversity Framework that supports all our efforts is shown below.

DIVERSITY FRAMEWORK

STRATEGY — ACCOUNTABILITY — EXECUTION

Level	Description
BOARD ENGAGEMENT	Choice's commitment to diversity starts at the top with the purpose of holding the business accountable for meeting deliberate and measurable diversity objectives in corporate workplace practices, franchise sales and advertising.
EXECUTIVE SPONSORSHIP	SVPs and above provide sponsorship and support to individual CRGs and DAC. The Executive Sponsor is not an honorary or figurehead position but, instead, plays an active and important role as a champion of the group.
CEO DIVERSITY ADVISORY BOARD	Promotes sustainable D & I practices internally and externally. Representation from three core functions: Associates, Marketing/Consumes, and Franchisees.
DIVERSITY EXECUTIVE ADVISORY COUNCIL	Commitment, Alignment and Resource Allocation. Venue to connect CRG Sponsors with DAC Sponsor with the Exec Team to capture full value of diversity and bring insights and ideas into alignment with resources.
DIVERSITY ADVISORY COUNCIL	DAC serves as an organizational thought partner, identifying issues and trends that impact our diverse workforce and/or serve to strengthen our inclusive culture. This council is comprised of 30 cross-functional leaders who serve three-year terms.
ASSOCIATE ADVISORY COUNCIL	CRG chairs come together quarterly, as the Associate Advisory Group and look for opportunities to collaboratively impact the organization.
CHOICE RESOURCE GROUPS	Guided by a focus on Culture, Talent & Business, the Choice Resource Groups provide cultural vibrancy and a sense of connectedness and belonging for associates. Choice has 11 core resource groups.
DIVERSE CLIENT & CONSUMER ENGAGEMENT	Choice is committed to the long-term success of its minority hotel owners, along with ensuring that all consumers know that Choice offers inclusive brands where everyone is welcome, wanted and respected.

The Company is proud to have been named as one of the Best Employers for Diversity, as well as one of the Best Employers for Veterans in 2020 by Forbes magazine. The Company has also been named one of the "Best Places to Work for People with Disabilities” with a top score in the 2020 Disability Equality Index and “Best Places to Work for LGBTQ Equality” with a 100% Corporate Equality Index designation from the Human Rights Campaign in 2020. The Company offers a generous benefits package including a 401(k) matching program, paid family leave, paid caregiver leave, a monthly fitness subsidy, commuter benefits, a legal services plan, charitable gift matching, a LEED certified workspace, and paid volunteer leave.
COVID-19 Related Human Resource Matters
2020 was obviously an unusual year. The COVID-19 pandemic had a significant impact on our 2020 human capital management. As of December 31, 2019, the Company employed 1,833 associates; on December 31, 2020, the Company employed 1,498 associates, resulting in a year-over-year reduction of 18% of its workforce. Given the cost management required to effectively respond to the pandemic and the accompanying economic slowdown, Choice rightsized its workforce, evaluating key positions and re-prioritizing associate focus on matters that most effectively supported franchisees and drove targeted business outcomes.
One of our highest priorities has been to safeguard the physical health and emotional well-being of our associates, all of whom showed incredible dedication to the needs of our franchisees, guests, and each other amid rapidly evolving circumstances all while caring for their own families. Key features include mental health support, including employee assistance and financial wellness programs, as well as creating opportunities for belonging and connections within the organization.

Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2020 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	74	Chairman of the Board of Directors
Patrick S. Pacious	54	President and Chief Executive Officer
Dominic E. Dragisich	38	Chief Financial Officer
David A. Pepper	53	Chief Development Officer
Simone Wu	55	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	49	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	54	Chief Commercial Officer
Patrick J. Cimerola	52	Chief Human Resources Officer
Scott E. Oaksmith	49	Senior Vice President, Real Estate and Finance
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
Simone Wu. Senior Vice President, General Counsel, Corporate Secretary & External Affairs since 2015. She was Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer from 2012 to 2015. Prior to joining the Company in 2012, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom. Ms. Wu serves on the Board of Alarm.com.
John E. Bonds. Senior Vice President, Enterprise Operations and Technology since September 2017. He was Senior Vice President, Strategy and Services from January 2013 to August 2017. He was Vice President, Corporate Strategy from March 2011 to December 2012.  Prior to joining the Company in 2006, he was employed by Navigant Consulting from 2003 to 2006, BearingPoint Inc. from 2002 to 2003 and Arthur Andersen Business Consulting from 1999 to 2002.
Robert McDowell. Chief Commercial Officer since February 2016. He was Senior Vice President, Marketing and Distribution from May 2011 until January 2016. Prior to joining the Company, he was employed by United Airlines from 1995 to 2006. He joined C+H International as Chief Operating Officer from January to December 2007. He rejoined United Airlines January 2008 to 2011 as Managing Director of Distribution and eCommerce.
Patrick J. Cimerola. Chief Human Resources Officer since 2015. He was Senior Vice President, Human Resources and Administration from September 2009 to 2015. He was Vice President of Human Resources from January 2003 to September 2009. He was Sr. Director of Human Resources from January 2002 to January 2003.
Scott E. Oaksmith. Senior Vice President, Real Estate and Finance since March 2020. He was Senior Vice President, Finance & Chief Accounting Officer from May 2016 to March 2020. He was Controller of the Company from September 2006 until May 2016, was Senior Director & Assistant Controller of Choice from February 2004 to September 2006, and was Director, Marketing and Reservations, Finance from October 2002 until February 2004. Prior to joining the Company, he was employed by American Express Tax & Business Services, Inc. from January 1994 to October 2002, last serving as Senior Manager from October 2000 to October 2002.
Item 1A.Risk Factors.
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
Business and Operational Risks
We are subject to the operating risks common in the lodging and franchising industries.
A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:
•changes in the number of hotels operating under franchised brands;
•changes in the relative mix of franchised hotels in the various lodging industry price categories;
•changes in occupancy and room rates achieved by hotels;
•desirability of hotel geographic location;
•changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;
•level of consumer unemployment;
•increases in operating costs that may not be able to be offset by increases in room rates, such as through increases in minimum wage levels;
•increases in corporate-level operating costs resulting in lower operating margins;
•over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;
•the availability and cost of capital to allow hotel owners and developers to build new hotels and fund investments;
•changes in travel patterns;
•travelers’ fears of exposure to contagious diseases, such as the recent coronavirus, or insect infestations in hotel rooms and certain geographic areas;
•changes in governmental regulations that influence or determine wages, benefits, prices or increase operating, maintenance or construction costs of our franchisees;

•changes by governmental agencies and within relevant legal systems of prevailing opinion and interpretation of new or existing rules, regulations and legal doctrine, particularly those limiting the liability of franchisors for employment and general liability claims involving franchisees;
•security concerns or travel restrictions (whether security-related or otherwise) imposed by governmental authorities that have the effect of discouraging or limiting travel to and from certain jurisdictions;
•the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, lending, privacy, marketing and sales, licensing, labor, climate change, employment and regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act;
•the financial condition of franchisees and travel related companies;
•franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and
•changes in exchange rates or economic weakness in the United States (affecting domestic travel) and internationally could also unfavorably impact future results.
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
As the COVID-19 pandemic continues to spread, federal, state and local governments, as well as businesses, have implemented significant restrictions in an attempt to mitigate this public health crisis. A majority of our franchised properties are operated within the United States and currently many states have begun phased re-openings. However, several states that began phased re-openings have re-implemented restrictions in response to a surge in COVID-19 cases, which includes states where the company has a significant presence of franchised properties.
The extent, duration and magnitude of the COVID-19 pandemic’s effects is highly uncertain and will continue to depend on future developments, all of which are difficult to predict, including the continuation or worsening of the COVID-19 pandemic, and travel and other restrictions; new information which may emerge concerning the severity or resurgence of the COVID-19 pandemic; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel and transient and group business; the impact of the COVID-19 pandemic on the global hospitality industry, particularly on the U.S. leisure travel market; the development and distribution of effective vaccines and treatments; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; changes to general, domestic, and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; and any future resurgence of COVID-19. The resulting economic uncertainty is expected to make it difficult for us, as well as our franchisees and others in the hospitality industry, to meaningfully forecast and plan future business activity. However, in general, we expect that, the longer the pandemic and related travel and other restrictions remain in place, the more severe the health impacts of the pandemic are, and if repeat resurgent or cyclical outbreaks of the virus beyond the one being currently experienced occur, the more adverse the effect will be on our business, financial condition and results of operations.
The COVID-19 pandemic has subjected our business to a number of significant risks, which include:
•Risks Related to the Traveling Public: During the pandemic, the occupancy at our franchised hotels that remain open has been significantly and materially adversely impacted, and we expect that our hotels will continue to experience difficulties attracting guests, especially leisure travelers in the United States, which comprises the majority of our historical guest base, until the government-imposed travel restrictions implemented in response to the COVID-19 pandemic are loosened or eliminated. More than 80% of our franchised properties are operated within the United States and, while many states have begun phased re-openings, certain states have re-implemented restrictions in response to a surge in COVID-19 cases, which include states where the company has a significant presence of franchised properties. Even when travel and other restrictions are loosened or eliminated, we expect that certain of our hotels will continue to struggle to attract guests if commercial airline traffic continues to be down, if closures of attractions that promote leisure travel continue, or if there is a prevailing unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19. We cannot predict whether the COVID-19 pandemic will result in temporary or permanent changes to the travel preferences, expectations and behavior of hotel guests;

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
•Risks Related to the Health of our Franchised Hotel Operations: With the global spread of COVID-19, our franchise system has experienced material decreases in demand, occupancy and system-wide RevPAR, accompanied by forced or voluntary hotel closures and disruptions. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect, the revenues and profitability of our franchised properties and, in turn, the amount of royalty and other fees (which are primarily based on hotel revenue) that we are able to generate and collect from our franchisees. While governments have and may continue to implement various stimulus and relief programs and certain of our franchisees are participating in such stimulus and relief, financing difficulties and significant declines in revenues for our franchised hotels make it more likely that our franchisees could declare bankruptcy or face other financial difficulties, including with their lenders. With the goal of reducing the near-term payment obligations of our franchisees, we have implemented fee deferral and fee relief programs for and agreed to similar arrangements with our franchisees. However, we cannot be certain whether the availability of government stimulus and relief programs or our fee deferral and similar relief programs and arrangements will be effective in avoiding or significantly mitigating the financial impacts on our franchisees of the COVID-19 pandemic. Further, for franchisees not participating in government stimulus and/or relief programs, it is uncertain whether such programs will continue and to what extent our franchisees will be eligible for or are willing to participate in such programs, where conditions or restrictions imposed under such programs will be acceptable to our franchisees, or whether such programs will have sufficient funds available to permit participation by our eligible franchisees. Even if franchisees do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to, without reductions or other concessions (or, in the case of our franchisees who are already participating in fee deferral and relief programs and arrangements, further reductions or other concessions), on a timely basis or at all, which would adversely affect our revenues and liquidity. Even after the COVID-19 pandemic subsides, our franchisees could experience a significant increase in their operating costs, including the need to invest in new equipment, technology, amenities, products, and services in order to satisfy newly issued heath, hygiene, and safety regulations and requirements or to conform to evolving guest expectations. If franchisees are unable to make these investments, their ability to continue operations or generate revenue may be adversely impacted, which would in turn have an adverse effect on our revenue and cash flow.
•Risks Related to Our Operations and Employee Matters: In response to the uncertainty created by the global spread of COVID-19, we have taken and expect to continue to take corporate-level actions designed to manage operating expenses and enhance our future financial flexibility. These actions have included implementation of furlough and layoffs for approximately 15% of our employees in the United States and additional employees in Europe. As a result of these actions, we may be subject to increased risks related to employment matters, including increased litigation and claims for severance or other benefits. Additionally, because many of our team members are currently required to work from home, COVID-19 could negatively affect our ability to ensure compliance with various regulatory regimes applicable to our business, including internal controls over financial reporting. The severity of the impact from this risk would increase if the availability and continuing service of executives and other key team members or their families become ill from COVID-19, rendering the impacted executive or other employee unable to perform their duties. In addition, some actions we have taken, or that we may take in the future, to reduce costs for us or our franchisees may negatively impact franchisee satisfaction or guest loyalty, and our reputation and market share may suffer as a result.
•Risks Related to Financial Condition and Indebtedness: Our overall level of indebtedness may increase substantially in the future as we manage through the effects of the pandemic. A default under our debt obligations may enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. The impact of the COVID-19 pandemic on the financial markets could adversely affect our ability or willingness to raise funds through equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and our outstanding senior notes, could have an adverse impact on our interest expense, and also negatively impact our access to capital and the cost of debt financing.

•Risks Related to Growth: Our plans for growth could be negatively impacted by the COVID-19 pandemic. The commitments of franchisees with whom we have signed agreements for hotels that are not yet open are subject to numerous conditions, and the eventual development and opening of our pipeline of new hotels is subject to numerous risks, including the ability of a franchisee to obtain adequate financing for development or renovation. As a result, some portion of our current development pipeline may not be completed and developed into new hotels, and those hotels may not open when anticipated, which will impact our net unit and rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may be reduced as a result of the COVID-19 pandemic, which would further negatively impact our net unit and rooms growth. COVID-19 could also negatively impact other related sources of revenues for us, including, for example, our fees from our platform business, which is reflected in our procurement services revenues.
•Risks Related to Capital Market Volatility: The global stock markets, as well as the price of our common stock, have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities, and may adversely impact our ability to access capital markets in the future.
The COVID-19 pandemic could also have the effect of heightening many of the other factors set forth herein including, but not limited to, operating risks common in the lodging and franchising industries, our ability to grow our franchise system, compete effectively and manage the reputation of our brands, our handling of disputes with the owners of our franchised hotels or their formal or informal representative franchisee associations, risks related to our ownership of operating hotels and development and brand support activities that involve our co-investment or financing and guaranty support for third parties or self-development of hotels, growth of alternative internet reservation channels outside of our system, performance of our information technology systems and risks related to cybersecurity, risks of doing business outside of the U.S. and risks related to the deterioration in the general financial condition of our franchisees. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described herein are uncertain.
We depend on the skill, ability and decisions of third-party operators.
The Company utilizes third-party operators to provide significant franchise services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting its franchisees and providing support, hardware and data for the use of its property management and central reservation services systems. In addition, the Company relies on third-party providers to provide market and competitor information that is utilized in the Company's strategic decision making process. The failure of any third-party operator or provider to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, provide accurate information and comply with laws, rules and regulations could result in material adverse consequences to our business.
We are subject to certain risks related to our indebtedness.
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:
•making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;
•limiting our ability to obtain additional financing;
•requiring a substantial portion of our cash flow to be used for principal and interest payments on the debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures, pay dividends and/or repurchase our common stock;
•limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;
•causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;
•limiting our ability to make investments or acquisitions;
•increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•placing us at a competitive disadvantage to competitors with less debt or greater resources; and
•subjecting us to financial and other restrictive covenants in our indebtedness the non-compliance with which could result in an event of default.
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
Risks Related to Our Franchise System
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
The number of properties and rooms franchised under our brands significantly affects our results. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees. The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond the control of our franchisees or us. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:
•the ability of our franchisees to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to a Choice brand, include, among others:
▪the availability of hotel management, staff and other personnel;
▪the cost and availability of suitable hotel locations;
▪the availability and cost of capital to allow hotel owners and developers to fund investments;
▪cost effective and timely construction of hotels (which construction can be delayed due to, among other reasons, availability of financing, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and
▪securing required governmental permits.
•our ability to continue to enhance our reservation, operational and service delivery systems to support additional franchisees in a timely, cost-effective manner;
•our formal impact policy, which may offer certain franchisees protection from the opening of a same-brand property within a specified distance;
•the effectiveness and efficiency of our development organization;
•our failure to introduce new brands that gain market acceptance;
•our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and
•our ability to attract and retain qualified domestic and international franchisees.
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
Information technology and systems that we rely upon are or may be vulnerable to damage or interruption from:
•penetration by individuals or entities seeking to disrupt operations or misappropriate information and other breaches of security;
•fraud, misuse and other unauthorized access to customer loyalty program accounts or interference with these systems;
•computer viruses, software errors, and design or security vulnerabilities;
•power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and
•earthquakes, fires, floods and other natural disasters.
Disruptions, failures or malfunctions in technology can impact our revenue as well as our ability to retain existing franchisees and attract new franchisees to our system. Further, rewards earned through our customer loyalty programs are vulnerable to fraud, misuse and unauthorized access for financial gain or other improper purposes. Any loss of data or funds, security breaches or even unsuccessful attempts at unauthorized access could harm our reputation, our relationship with our customer loyalty program members and our relationship with co-branded credit card companies. Further, such events could expose us to potential litigation as well as expenses associated with remediation and other impacts.
In addition, the operation of many of these systems is dependent upon third-party data communication networks and software upgrades, maintenance and support. These technologies and systems can be expected to require refinements, updates or replacements, and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.
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
Risks Related to Our Brands
We are subject to risks relating to the acquisition of new brands or lines of business.
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
New brands may not be accepted by franchisees and consumers.
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
As a result of our program to make financial support available to developers in the form of loans, credit support, such as guaranties, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guaranties for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as:
•construction delays, cost overruns, or acts of God such as earthquakes, hurricanes, floods or fires that may increase overall project costs or result in project cancellations;
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
Risks Related to Different Lines of Business
We may not be able to generate significant procurement services revenue from our platform business.
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
Risks Related to Cybersecurity and Data Privacy
We are subject to risks related to cybersecurity.
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third-party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, malicious social engineering, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Our systems may also be vulnerable to human error, negligence, fraud or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, unauthorized alteration, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the confidentiality, availability, and integrity of our data, none of which are known to be material to the Company to date.
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
We also rely on a variety of direct marketing techniques, including telemarketing, SMS, email, and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, CANSPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, SMS, email, and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
Legal and Regulatory Risks
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

In addition, recently enacted tax legislation in the United States has made significant changes to the taxation of United States corporations. Although the legislation generally provides for a decrease in federal corporate tax rates, the legislation is highly complex and will require interpretations and implementing regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential challenges, future amendments and technical corrections, any of which could increase or decrease the impact of the legislation on us. Moreover, past economic downturns reduced tax revenues for United States federal and state governments and, as a result, proposals to increase taxes from corporate entities have been considered at various levels of government. At this time, while we expect the decrease in the federal corporate tax rates to provide increased cash flow compared to prior years, we cannot predict the ultimate impact of the tax legislation on our business or results of operations.
Anti-takeover and Control Risks
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
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party.
We lease two office spaces in the greater Phoenix, AZ metropolitan area, which houses our reservation and property systems' information technology operations and our domestic SaaS technology solutions division. The Company also rents office space for regional offices in Australia, the United Kingdom, Germany, France, the Netherlands, India, and Mexico.
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
Item 3.Legal Proceedings.
The Company is not a party to any material litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Item 4.Mine Safety Disclosures.
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the New York Stock Exchange under the symbol "CHH". As of February 16, 2021, there were 1,018 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2020:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2020	28,438	$100.60	18,353	3,928,894
February 29, 2020	79,841	100.52	5,978	3,922,916
March 31, 2020	548,752	78.70	523,700	3,399,216
April 30, 2020	5,630	71.04	—	3,399,216
May 31, 2020	895	71.26	—	3,399,216
June 30, 2020	—	—	—	3,399,216
July 31, 2020	250	85.27	—	3,399,216
August 31, 2020	5,122	94.84	—	3,399,216
September 30, 2020	2,132	93.04	—	3,399,216
October 31, 2020	996	89.78	—	3,399,216
November 30, 2020	1,029	97.42	—	3,399,216
December 31, 2020	942	108.38	—	3,399,216
Total	674,027	$82.39	548,031	3,399,216
(1)The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2020, the Company repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company repurchased 84.6 million shares at an average price of $17.55 per share.
(2)During the year ended December 31, 2020, the Company redeemed 125,996 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.
(3)    On April 8, 2020, the Company adopted mitigation efforts to alleviate the impact of the COVID-19 pandemic on the business. As part of the mitigation efforts, the Company's management announced that no shares would be purchased under the Company’s share repurchase program until the impacts of the pandemic have subsided. We currently have no estimated time frame for when share repurchases may return.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P Hotels, Resorts & Cruise Lines index, and a peer group. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020.

	12/15	6/16	12/16	6/17	12/17	6/18	12/18	6/19	12/19	6/20	12/20
Choice Hotels International, Inc.	$100.00	$95.24	$113.04	$130.46	$158.53	$155.30	$147.87	$180.24	$215.77	$165.23	$223.51
NYSE Composite	$100.00	$104.90	$111.94	$120.65	$132.90	$131.43	$121.01	$140.72	$151.87	$131.58	$162.49
S&P Hotels, Resorts & Cruise Lines	$100.00	$89.06	$107.52	$136.20	$160.30	$146.97	$131.34	$162.27	$180.01	$89.02	$133.43
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     Selected Financial Data.
Reserved.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together the "Company", "we", "us", or "our") contained in this report. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes.
Impact of the COVID-19 Pandemic
The evolving spread of COVID-19 has caused significant disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of many businesses, "shelter in place" orders, travel restrictions, cancellation of events including sporting events, conferences and meetings, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The development of effective vaccines and initial distribution efforts are significant and positive developments. However, the extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, and the effectiveness of actions by government authorities and the public to contain the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March resulting in significant decreases in revenue per available room ("RevPAR"). Lower occupancy and RevPAR trends continued into the second quarter of 2020, with domestic RevPAR experiencing a decline of approximately 60.1% from the comparative prior year April. These trends have steadily improved, albeit remained significantly impacted, in the third and fourth quarters, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 25.1% over the comparative prior year fourth quarter. For the reasons cited above, we expect significant impact on our results of operations to continue in 2021. As of March 31, 2020, approximately 10% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election, compared to less than 1% as of both December 31, 2020 and January 31, 2021.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2020, the Company had approximately $834.8 million in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
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

In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. These measures include, but are not limited to, the following:
•Implemented fee-deferral programs for domestic and international franchisees.
•Reduced one-time reputation management fees and guest relations handling fees.
•Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.
•Advocated to increase the benefits and eligibility requirements for government relief SBA programs and other CARES Act benefits to support franchisees in retaining employees and servicing debt.
•Established a proactive, ongoing multi-channel franchisee outreach and education program that is actively assisting our franchisees in accessing newly available capital.
•Revised the Company's guest cancellation policy to provide travelers greater flexibility during these challenging times.
•Implemented travel restrictions and work-from-home practices for the Company’s employees.

The Company made a priority of working closely with its franchisees to drive business to their hotels across a wide variety of industries and government and emergency-management agencies. Many of the Company's franchisees committed their rooms inventory at discounted rates, or on a complimentary basis, to support their communities in dealing with the effects of the pandemic, opening their hotels for hospital overflows and providing temporary housing for first responders, the National Guard, healthcare workers, critical infrastructure workers and others in dire need. In addition, the Company provided hotel room donations to Operation Homefront to help ill and injured service members that were displaced by the pandemic. The Company also teamed up with Serta, Inc. to contribute to its “Stay Home, Send Beds” initiative, which provided bed donations to help address nationwide shortages at hospitals and temporary medical facilities.
Since the onset of the pandemic, management and the Board of Directors have taken steps to adjust the Company’s cost structure and increase its financial flexibility, which include, but are not limited to, the following actions:
•Reduced the compensation of the Board of Directors, chief executive officer, and other executive officers.
•Reduced global workforce by approximately 18% since December 31, 2019 through a combination of layoffs and furloughs.
•Introduced a hiring freeze, except with respect to certain critical positions.
•Suspended associates’ 401(k) match through the end of 2020.
•Eliminated, reduced or deferred non-essential expenditures, discretionary capital expenditures and investments. We are actively working with vendors to achieve relief on fees or timing of fee payment.
•Temporarily suspended activity under the Company’s share repurchase program.
•Determined to temporarily suspend future, undeclared dividends while the COVID-19 pandemic is significantly impacting travel.
•Entered into a $250 million unsecured term loan (the "Term Loan") on a precautionary basis, enhancing the Company’s financial flexibility by increasing its borrowing capacity.
•Offered $450 million of 3.70% senior unsecured notes due 2031 (the "2020 Senior Notes"), using net proceeds to repay the Term Loan in full and fund the $197.8 million purchase price of the cash tender offer (the "Tender Offer") for approximately $183.4 million aggregate principal amount of the Company's 5.75% senior unsecured notes due in 2022 (the "2012 Senior Notes").
As disclosed above, domestic occupancy of the Company's branded hotels has been severely impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have experienced less severe occupancy declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition from mid-March to through the end of 2020.
Given the uncertainty as to the potential duration of the crisis, including a potential resurgence of the virus, and its severity, the Company does not expect material improvement in the industry until there is a sense that the spread of the virus has been contained, shelter-in-place orders have been lifted, and economic forecasts begin to improve. As the industry continues to recover, the Company believes it will continue to benefit from the expected faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery for the industry.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part I, Item 1A of this Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,147 hotels open comprising 597,977 rooms and 1,022 hotels under construction, awaiting conversion or approved for development comprising 86,264 rooms as of December 31, 2020, located in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion PointeTM, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
On January 27, 2020, we announced the launch of Everhome Suites, a new-construction midscale extended-stay brand offering. We expect to open the first Everhome Suites hotel in 2021.
The Company's primary segment is the hotel franchising business, which represents approximately 96% of the Company's total revenues. The Company's domestic operations are conducted through direct franchising relationships and the ownership of five Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising or master development (collectively, "master franchising") relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
Our Company generates revenues, income and cash flows primarily from our franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from five owned hotels, partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests, hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, as a result of the COVID-19 pandemic, historical trends may not be reliable to predict future performance.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees, and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel related companies.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and we expect will continue to be materially disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our annual 2020 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. While we continue to actively manage and eliminate certain discretionary marketing and reservation system expenditures, as a result of lower occupancy and therefore, lower marketing and reservation system fees generated, we realized marketing and reservation expenditures in excess of fees in 2020. As a result of the COVID-19 pandemic, we expect significant impact to our marketing and reservation fees generated to continue in 2021.

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
As discussed above, the Company has taken numerous measures to combat the significant impact of the COVID-19 pandemic on our business. These measures have been and remain an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities we execute against to create value for our shareholders over the long-term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, the Company's hotels have and are presently continuing to experience significant declines in occupancy and RevPAR and there remains a subset of hotels with temporarily suspended operations resulting from the impacts of the COVID-19 pandemic. These declines and suspended operations have impacted the profitability of the Company in 2020 and will impact the Company for as long as the COVID-19 pandemic is significantly impacting travel.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and have temporarily suspended activity under the Company's share repurchase program. Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming activity under the share repurchase program at such time that conditions are appropriate. We currently have no estimated time frame for when these may occur.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees due to the impacts of the COVID-19 pandemic, quarterly and/or annual deficits and surpluses may be generated. During the years ended December 31, 2020, and 2019, marketing and reservation system expenses exceeded revenues by $44.3 million and $1.7 million, respectively. During the year ended December 31, 2018, marketing and reservation system revenues exceeded expenses by $9.4 million.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, in light of uncertainty resulting from the COVID-19 pandemic, we do not intend to declare dividends and we have temporarily suspended activity under the share repurchase program for as long as the pandemic significantly impacts travel. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Year Ended December 31,
(in thousands)	2020	2019	2018
Total revenues	$774,072	$1,114,820	$1,041,304
Adjustments:
Marketing and reservation system revenues	(402,568)	(577,426)	(543,677)
Revenues, excluding marketing and reservation system activities	$371,504	$537,394	$497,627

Operations Review
Comparison of 2020 and 2019 Operating Results
Summarized financial results for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
REVENUES
Royalty fees	$263,308	$388,151
Initial franchise and relicensing fees	25,906	27,489
Procurement services	45,242	61,429
Marketing and reservation system	402,568	577,426
Owned hotels	20,168	20,282
Other	16,880	40,043
Total revenues	774,072	1,114,820
OPERATING EXPENSES
Selling, general and administrative	148,524	168,833
Depreciation and amortization	25,831	18,828
Marketing and reservation system	446,847	579,139
Owned hotels	16,066	14,448
Total operating expenses	637,268	781,248
Impairment of goodwill	—	(3,097)
Impairment of long-lived assets	(14,751)	(7,259)
Loss on sale of business	—	(4,674)
Gain on sale of assets, net	—	100
Operating income	122,053	318,642
OTHER INCOME AND EXPENSES, NET
Interest expense	49,028	46,807
Interest income	(7,688)	(9,996)
Loss on extinguishment of debt	16,565	7,188
Other (gain) loss	(4,147)	(4,862)
Equity in net loss of affiliates	15,289	9,576
Total other income and expenses, net	69,047	48,713
Income before income taxes	53,006	269,929
Income tax (benefit) expense	(22,381)	47,051
Net income	$75,387	$222,878

Results of Operations
The Company recorded income before income taxes of $53.0 million for the year ended December 31, 2020, a $216.9 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $196.5 million decrease in operating income, a $9.4 million increase in the loss on the extinguishment of debt, a $5.7 million increase in equity in net loss of affiliates, a $2.2 million increase in interest expense, and a $2.3 million decrease in interest income.
Operating income decreased $196.5 million primarily due to a $124.9 million decrease in royalty revenues, a $42.5 million decrease in the net deficit generated from marketing and reservation system activities, a $23.1 million decrease in other revenue, a $16.2 million decrease in procurement services revenues, the recognition of $14.8 million in impairments of long-lived assets in 2020, a $7.0 million increase in depreciation and amortization, partially offset by a $20.3 million decrease in selling, general and administrative (“SG&A”) expenses and a recognition of a $15.0 million loss on sale and impairment of long-lived assets and goodwill in 2019 related to the Company's software as a service ("SaaS") for vacation rentals reporting unit which was disposed of in the second quarter of 2019.
The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2020 decreased $115.4 million to $251.2 million from $366.6 million for the year ended December 31, 2019, a decrease of 31%. The decrease in domestic royalties reflect a 30.7% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 12.5% decrease in average daily rates and a 1,210 basis point decrease in occupancy. The decrease in domestic royalties is partially offset by an increase in the number of domestic franchised hotel rooms and an 8 basis point increase in the effective royalty rate from 4.86% for the year ended December 31, 2019 to 4.94% for the year ended December 31, 2020.
A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2020 and 2019 is as follows:

	2020			2019			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$83.72	46.1%	$38.58	$95.84	62.2%	$59.66	(12.6)%	(1,610)	bps	(35.3)%
Sleep	75.92	46.2%	35.08	85.28	61.1%	52.09	(11.0)%	(1,490)	bps	(32.7)%
Quality	72.13	41.8%	30.16	80.11	54.1%	43.33	(10.0)%	(1,230)	bps	(30.4)%
Clarion	73.37	32.9%	24.15	84.73	49.5%	41.90	(13.4)%	(1,660)	bps	(42.4)%
Econo Lodge	59.12	40.9%	24.16	63.75	47.7%	30.44	(7.3)%	(680)	bps	(20.6)%
Rodeway	59.48	43.6%	25.94	64.25	49.0%	31.48	(7.4)%	(540)	bps	(17.6)%
WoodSpring	46.16	71.5%	33.02	47.10	75.3%	35.46	(2.0)%	(380)	bps	(6.9)%
MainStay	77.14	55.6%	42.86	84.85	64.0%	54.32	(9.1)%	(840)	bps	(21.1)%
Suburban	51.44	63.6%	32.73	57.25	66.9%	38.30	(10.1)%	(330)	bps	(14.5)%
Cambria Hotels	112.30	38.2%	42.87	145.45	67.5%	98.12	(22.8)%	(2,930)	bps	(56.3)%
Ascend Hotel Collection	116.52	43.4%	50.59	125.16	61.2%	76.57	(6.9)%	(1,780)	bps	(33.9)%
Total	$71.63	45.6%	$32.70	$81.83	57.7%	$47.18	(12.5)%	(1,210)	bps	(30.7)%
The impacts of COVID-19 on the Company's business were first experienced at end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March resulting in significant decreases in RevPAR. Lower occupancy and RevPAR trends continued into the second quarter of 2020, with domestic RevPAR experiencing a decline of approximately 60.1% from the comparative prior year April. These trends have steadily improved, albeit remained significantly impacted, in the third and fourth quarters, with domestic RevPAR experiencing a decline of approximately 28.8% over the comparative prior year third quarter and 25.1% over the comparative prior year fourth quarter. For the reasons cited above, we expect significant impact on our results of operations to continue in 2021.
During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. Additionally, the Company made minor revisions to the calculation of Average Daily Rate ("ADR") with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table above for all periods noted. Based on our previous calculation of ADR, Occupancy, and RevPAR, these metrics for the year ended December 31, 2020 would have been $71.13, 53.0%, and $37.68, respectively, versus the year ended December 31, 2019 of $81.42, 62.9%, and $51.19, respectively, with period over period declines of 12.6%, 990 basis points, and 26.4%, respectively.
The number of total domestic rooms online increased by 0.4% to 464,682 rooms as of December 31, 2020 from 462,973 as of December 31, 2019. The total number of domestic hotels online increased by 0.2% to 5,967 as of December 31, 2020 from 5,955 as of December 31, 2019.
A summary of domestic hotels and rooms in our franchise system at December 31, 2020 and 2019 by brand is as follows:

	December 31, 2020		December 31, 2019		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort	1,648	129,711	1,616	127,000	32	2.0%	2,711	2.1%
Sleep	408	28,790	402	28,361	6	1.5%	429	1.5%
Quality	1,697	128,807	1,688	129,232	9	0.5%	(425)	(0.3)%
Clarion	183	22,072	178	22,498	5	2.8%	(426)	(1.9)%
Econo Lodge	777	47,023	807	48,538	(30)	(3.7)%	(1,515)	(3.1)%
Rodeway	559	31,828	600	34,727	(41)	(6.8)%	(2,899)	(8.3)%
WoodSpring	291	35,020	270	32,479	21	7.8%	2,541	7.8%
MainStay	90	6,374	73	4,636	17	23.3%	1,738	37.5%
Suburban	66	6,470	60	6,082	6	10.0%	388	6.4%
Cambria Hotels	54	7,697	50	7,277	4	8.0%	420	5.8%
Ascend Hotel Collection	194	20,890	211	22,143	(17)	(8.1)%	(1,253)	(5.7)%
Total Domestic Franchises	5,967	464,682	5,955	462,973	12	0.2%	1,709	0.4%
As of both December 31, 2020, and January 31, 2021, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the year ended December 31, 2020 decreased $9.4 million to $12.2 million compared to the year ended December 31, 2019 as a result of temporarily suspended operations and declines in RevPAR performance resulting from impacts of the pandemic. International rooms online increased by 5,371 from 127,924 as of December 31, 2019 to 133,295 as of December 31, 2020, while hotels online decreased by 18 from 1,198 as of December 31, 2019 to 1,180 as of December 31, 2020. International rooms grew at a faster pace than the number of hotels due to a focus on new entrants with higher per unit room counts than currently in the Company's international franchised hotel portfolio. As of both December 31, 2020 and January 31, 2021, approximately 5% of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
There is uncertainty as to the potential duration of the pandemic, including a resurgence or increase in prevalence in variants as well as the timing of vaccinations around the world, and its severity, which we expect will continue to impact the number of domestic and international hotels that temporarily suspend operations.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the year ended December 31, 2020, the Company awarded 427 franchise agreements representing 35,308 rooms compared to 684 franchise agreements representing 59,641 rooms for the year ended December 31, 2019. Domestic franchise agreements awarded for new construction hotels totaled 126 representing 11,847 rooms during the year ended December 31, 2020 compared to 269 contracts representing 22,814 rooms for the year ended December 31, 2019. Conversion hotel awarded franchise agreements totaled 301 representing 23,461 rooms for the year ended December 31, 2020 compared to 415 agreements representing 36,827 rooms for the year ended December 31, 2019.
The Company awarded 204 domestic relicensing contracts during the year ended December 31, 2020 compared to 403 executed during the year ended December 31, 2019. The Company awarded 38 domestic renewal agreements during the year ended December 31, 2020 compared to 42 during the year ended December 31, 2019.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased $1.6 million from $27.5 million to $25.9 million during the years ended December 31, 2019 and 2020, respectively.
As of December 31, 2020, the Company had 966 franchised hotels with 79,470 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 1,052 hotels and 84,950 rooms at December 31, 2019. The number of new construction franchised hotels in the Company’s domestic pipeline decreased 8% to 727 at December 31, 2020 from 794 at December 31, 2019. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline decreased by 19 hotels or 7% from December 31, 2019 to 239 hotels at December 31, 2020. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 56 franchised hotels with 6,794 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2020 compared to 83 hotels and 15,918 rooms at December 31, 2019. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues decreased $16.2 million from $61.4 million for the year ended December 31, 2019 to $45.2 million for the year ended December 31, 2020. The decrease in revenues primarily reflects the cancellation of the Company's 2020 annual convention as a result of the COVID-19 pandemic and a decrease in fees affiliated with travel-related partnerships. The Company has also announced the cancellation of the 2021 annual convention, which the Company expects will adversely impact procurement services revenue in 2021. Further, due to anticipated lower occupancy at our franchised hotels in 2021, we anticipate fewer purchases made from qualified vendors and travel-related partners in 2021, from which we earn a fee.
Other Revenues: Other revenues decreased $23.1 million from $40.0 million the year ended December 31, 2019 to $16.9 million for the year ended December 31, 2020. The decline primarily represents the reduction and, in some cases, suspension of reputation management, guest relation, and finance charges to our franchisees in addition to a decrease in termination fees.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $148.5 million for the year ended December 31, 2020, a decrease of $20.3 million from December 31, 2019.
SG&A expenses for the years end December 31, 2020 and 2019 include approximately $2.3 million and $9.9 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building leased to a third party. The decrease from prior year is primarily due to the sale of the SaaS for vacation rentals reporting unit on June 3, 2019.
Excluding the SG&A for alternative growth initiatives and office building operations, SG&A for the year end December 31, 2020 decreased $12.8 million from $158.9 million in the prior year to $146.3 million in the current year primarily due to implemented cost mitigation measures as a result of the COVID-19 pandemic, including furloughs and layoffs of certain domestic and international positions and a reduction of discretionary expenditures, partially offset by operational restructuring charges and provisions for credit losses recorded in accordance with Topic 326.
Depreciation and Amortization: Depreciation and amortization expense for the year ended December 31, 2020 increased $7.0 million to $25.8 million for the same period of the prior year primarily due to an additional $7.4 million in depreciation from a full year of operations for the Company's owned hotels acquired or opened during the third quarter of 2019.
Impairment of Long-lived assets and Goodwill, and Loss on Sale of Business: For the year ended December 31, 2020, the Company recognized a $1.2 million charge related to a prospective self-development project the Company is no longer pursing, a $4.3 million impairment charge related to the long-lived assets of a commercial office building owned by the Company, and a $9.2 million impairment charge related to a parcel of real estate.
For the year ended December 31, 2019, the Company recognized a $15.0 million loss on impairment of long-lived assets and goodwill related to the Company's SaaS for vacation rentals reporting unit which was disposed of in the second quarter of 2019.
Interest Expense: The Company recorded interest expense of $49.0 million for the year ended December 31, 2020, an increase of $2.2 million from the year ended December 31, 2019. The increase in interest expense is a result of increased borrowings over the course of 2020 in response to the COVID-19 pandemic.
Interest Income: Interest income decreased $2.3 million to $7.7 million in the current year primarily due to certain loans being in non-accrual status during 2020 resulting from impacts of the COVID-19 pandemic. The notes receivable relate to the Company’s program to incent development of its Cambria Hotel brand in new markets.
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
For the year ended December 31, 2019, the Company recorded a loss on extinguishment of debt of $7.2 million for the early redemption of the Company's unsecured senior notes in the principal amount of $250 million which were due in August 2020. The loss on extinguishment represents a $6.3 million make-whole premium to redeem the notes prior to maturity and the acceleration of unamortized deferred financing fees and underwriting discounts.
Refer to Item 7. Liquidity and Capital Resources and Note 12 to our consolidated financial statements for additional information.
Equity in Net Loss of Affiliates: The Company recorded net losses of $15.3 million from its unconsolidated joint ventures during the year ended December 31, 2020 compared to net losses of $9.6 million for the year ended December 31, 2019. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The year-over-year fluctuation is primarily attributable to increased losses of operating joint venture hotels as impacted by the COVID-19 pandemic and recognition of $7.3 million of impairment charges during the fourth quarter of 2020 related to four separate unconsolidated joint ventures. This fluctuation is partially offset by the recognition of a loss of $6.0 million in the third quarter of 2019 related to the sale of an unconsolidated joint venture.
Refer to Note 8 to our consolidated financial statements for additional information. We anticipate the results recognized from these investments will continue to be significantly impacted by the COVID-19 pandemic during 2021.
Income Tax (Benefit) Expense: The Company's effective income tax rates were (42.2)% and 17.4% for the years ended December 31, 2020 and 2019, respectively.
On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure. In accordance with ASU 2016-16, the Company recorded a $34.6 million tax benefit and a corresponding deferred tax asset due to the reorganization. As of December 31, 2020, the balance of this deferred tax asset is $30.2 million, net of current year amortization utilization. Due to a decrease in the forecasted international income resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.7 million reflecting a change in the anticipated realizability of this deferred tax asset.
The effective income tax rate for the year ended December 31, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impact of our international reorganization under ASU 2016-16 (partially offset by the related valuation allowance), tax credits recognized during the year of $3.0 million, $4.2 million of excess tax benefits from share-based compensation, and the impact of foreign operations, partially offset by the impact of state income taxes and a change in estimated uncertain tax positions. The effective income tax rate for the year ended December 31, 2019 was lower than the U.S. federal income tax rate of 21% due to tax credits recognized during the year of $11.6 million, $4.4 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes.
Refer to Choice Hotels International, Inc. 2019 10-K Annual Report "Comparison of 2019 and 2018 Operating Results" under Item 7. Management's Discussion and Analysis for details regarding changes between 2019 and 2018.

Liquidity and Capital Resources
In response to the COVID-19 pandemic, we have taken steps to adjust the Company’s cost structure and increase its financial flexibility and liquidity. At December 31, 2020, the Company had approximately $834.8 million in cash and available borrowing capacity through its senior unsecured revolving credit facility.
In April 2020, the Company entered into the $250 million Term Loan. In July 2020, the Company issued the $450 million 2020 Senior Notes and announced the Tender Offer for the purchase of approximately $183.4 million aggregate principal amount of the Company's 2012 Senior Notes. The Company used the net proceeds from the 2020 Senior Notes offering to repay the Term Loan in full and fund the $197.8 million purchase price of the 2012 Senior Notes tendered, inclusive of the aggregate principal, an early tender premium, settlement fees, and accrued interest paid. In September 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full, which remains undrawn upon as of December 31, 2020.
To preserve capital, we determined to suspend future, undeclared dividends while the COVID-19 pandemic is significantly impacting travel and have temporarily suspended activity under our share repurchase program, as well as limited discretionary spending and investments until such time as we determine conditions are appropriate to resume any such activity.
Based on our business model, the financial mitigation measures taken, and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of December 31, 2020, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
Operating Activities
During the years ended December 31, 2020 and 2019, net cash provided by operating activities totaled $110.1 million and $270.6 million, respectively. Operating cash flows decreased $160.5 million primarily due to a decrease in operating income as driven by a reduction in royalty fees and the net deficit generated from marketing and reservation system activities, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the years ended December 31, 2020, 2019 and 2018, the Company's net advances for these purposes totaled $36.5 million, $38.9 million, and $52.9 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At December 31, 2020, the Company had commitments to extend an additional $304.6 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the years ended 2020 and 2019, marketing and reservation system expenses exceeded revenues by $44.2 million and $1.7 million, respectively. During the year ended 2018, marketing and reservation system revenues exceeded expenses by $9.4 million.
Investing Activities
Cash utilized for investing activities totaled $24.5 million, $251.2 million and $321.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in cash utilized for investing activities from 2019 to 2020 primarily reflects the following items:
During the year ended December 31, 2020, 2019 and 2018, the Company invested $5.5 million, $27.8 million, and $9.6 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.4 million, $10.2 million, and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote growth of our Cambria Hotels brand. To the extent unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $8.4 million to support these efforts.
During the year ended December 31, 2020, the Company received sales proceeds of $7.4 million from a sale of an unconsolidated joint venture.
Prior to July 23, 2019, the Company held a 40% ownership interest of a joint venture that owned five Cambria Hotels recorded as an investment in unconsolidated entities of $40.0 million. During the year ended December 31, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million, net of cash acquired, and sold its 40% ownership interest in the fifth hotel for approximately $8.9 million.
During the years ended December 31, 2020, 2019 and 2018, capital expenditures in property and equipment totaled $33.6 million, $57.3 million, and $47.7 million, respectively. The decrease in capital expenditures during 2020 primarily reflects the Company's 2019 improvements to a historic building that was converted to a Cambria Hotel. The hotel opened in the third quarter of 2019. During the year ended December 31, 2020, the Company realized proceeds of $9.2 million from the sale of state historic rehabilitation tax credits earned from the improvements made to this building, which were applied to lower the basis of the owned hotel property and equipment.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the years ended December 31, 2020, 2019 and 2018, the Company advanced $9.8 million, $20.7 million, and $36.0 million for these purposes, respectively. In addition, the Company received repayments totaling $6.5 million, $14.2 million, and $5.0 million for these purposes, respectively. At December 31, 2020, the Company had commitments to extend an additional $1.0 million for these purposes provided certain conditions are met by its franchisees.
During the years ended December 31, 2019 and 2018, the Company realized proceeds of $10.6 million and $3.1 million from the sale of one parcel of land in each period. The Company did not sell any land parcels during the year ended December 31, 2020.
During the year ended December 31, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition. There were no business dispositions during the years ended December 31, 2020 and December 31, 2018.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of franchise agreement acquisition costs, joint venture investments, hotel ownership, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At December 31, 2020, the Company had approximately $538.2 million outstanding pursuant to these financial support activities.
Financing Activities
Financing cash flows relate primarily to the Company’s borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.
Debt
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015.
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
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024. On August 12, 2020, the Company exercised an additional one-year extension on the Restated Credit Agreement for $525 million of the $600 million total capacity in exchange for a fee of $0.3 million. The extended maturity date is August 20, 2025.
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
On February 18, 2020, the Company entered into the First Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the "Amendment") among the Company, Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto. The Amendment, among other things, removes the springing guarantee and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2020, the Company maintained a total leverage ratio of 3.90x and was in compliance with all financial covenants under the Restated Credit Agreement. During the year ended December 31, 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.

The proceeds of the Restated Credit Agreement are generally expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement. However, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends while the pandemic is significantly impacting travel and have temporarily suspended activity under our share repurchase program.
Term Loan
To preserve financial flexibility and liquidity during the COVID-19 pandemic, on April 16, 2020, the Company entered into a credit agreement (the "Credit Agreement"), which provided for the $250 million Term Loan (the "Term Loan") with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension if requested by the Company prior to the initial maturity date. The effectiveness of such extension was subject to the consent of the lenders under the Credit Agreement and certain customary conditions.
The Term Loan and all accrued but unpaid interest thereon was required to be repaid in full on the maturity date. Upon the occurrence of certain asset sales, debt issuances and equity issuances, subject to the exceptions set forth in the Credit Agreement, the Company was required to make certain mandatory principal prepayments of the Term Loan in an amount equal to 100% of the net cash proceeds of such transactions.
The Credit Agreement provided that the Company may elect to have the Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin ranging from 200 to 275 basis points or (ii) a base rate plus a margin ranging from 100 to 175 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating.
The Credit Agreement required that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends and stock repurchases, the Company could not declare or make any payment, subject to certain exceptions set forth in the Credit Agreement, if (i) there is an existing event of default or if the payment would create an event of default or (ii) (x) the Company’s total leverage ratio exceeds 4.0 to 1.0 or (y) liquidity (defined in the Credit Agreement as the Company’s unrestricted cash and cash equivalents plus undrawn amounts under the Company’s existing senior unsecured revolving credit facility) is less than $250 million, in each case, both before or immediately after giving effect to such payment.
The Credit Agreement imposed financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0. If the Company maintained an Investment Grade Rating, as defined in the Credit Agreement, then the Company would not need to comply with the consolidated fixed charge coverage ratio covenant.
The Credit Agreement included customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable.
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
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes in the principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay previously outstanding senior notes in the principal amount of $250 million due August 28, 2020, and for working capital and other general corporate purposes.
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
Senior Unsecured Notes Due 2022
On June 27, 2012 the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior unsecured senior credit facility, to pay a special cash dividend to stockholders totaling approximately $600.7 million paid on August 23, 2012.
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
On July 9, 2020, the Company commenced the tender offer (the "Tender Offer") to purchase up to $160.0 million aggregate principal amount of the Company’s 2012 Senior Notes subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, including an early tender premium, settlement fees, and accrued interest paid. In combination with the early pay off of the Term Loan, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount of $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.

Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage was collateralized by the office building, required monthly payments of principal and interest and matures in December 2020 with a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment was amortized over the remaining term of the mortgage utilizing the effective interest method. The mortgage principal and outstanding interest was paid off in the amount of $6.9 million at maturity in December 2020.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2020, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
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
On December 28, 2020, the Company reached an agreement to amend the performance conditions and waive any defaults associated with employment levels until April 1, 2021. The Company was in compliance with all applicable current performance conditions in accordance with the amended terms of the agreement as of December 31, 2020.
Transfer of Interest
In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. Under the agreement, the counter party had the right to require the Company to purchase the outstanding interest in the note in certain circumstances, including if the Company declares a default against the borrower and enters into foreclosure proceedings. In February 2019, in connection with the Company's restructuring negotiations with the borrower, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. At both December 31, 2020 and 2019, there were no remaining balances on the consolidated balance sheets pursuant to this transfer.
Dividends
The Company commenced paying quarterly dividends in 2004. In 2012, the Company elected to pay a special cash dividend totaling approximately $600 million.
During the year ended December 31, 2020, the Company paid cash dividends totaling $25.3 million. The most recent dividend declaration from the Company's board of directors was on February 28, 2020 in the amount of $0.225 per share and paid on April 16, 2020. In light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends while the pandemic is significantly impacting travel.
Prior to suspension of dividends in 2020, the Company paid a quarterly dividend on its common stock of $0.225 per share. The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.

Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
During the year ended December 31, 2020, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost of $43.3 million. Through December 31, 2020, the Company repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 per share. As of December 31, 2020, the Company had 3.4 million shares remaining under the current share repurchase authorization. However, in light of uncertainty resulting from the COVID-19 pandemic, we have temporarily suspended activity under our share repurchase program.
During 2020, the Company redeemed 125,996 shares of common stock at a total cost of $12.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During 2019 and 2018, the Company redeemed 79,603 and 92,366 shares of common stock at a total cost of $6.5 million and $7.4 million, respectively. These redemptions were outside the share repurchase program.
Given our long-standing commitment to returning value to shareholders, we expect to consider resuming payment of a quarterly dividend and/or resuming the repurchase of the Company's stock in the future, at such time that conditions are appropriate. We currently have no estimated time frame for when this may occur.
The following table summarizes our contractual obligations as of December 31, 2020:

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,401,830	$41,121	$296,340	$62,900	$1,001,469
Purchase obligations(2)	388,740	98,509	176,342	56,727	57,162
Operating lease obligations	24,417	11,237	13,129	51	—
Other long-term liabilities(3)	36,698	—	6,910	3,562	26,226
Total contractual obligations	$1,851,685	$150,867	$492,721	$123,240	$1,084,857
(1) Long-term debt includes principal as well as interest payments. Assumes forward estimates of LIBOR rates as of December 31, 2020 for our variable interest rate debt.
(2) Purchase obligations include commitments to provide franchise agreement acquisition payments and loan financing, provided certain conditions are met, in addition to joint venture financing.
(3) Other long-term liabilities primarily consist of deferred compensation plan liabilities.
The total amount of unrecognized tax positions and the related interest and penalties totaled $10.7 million at December 31, 2020. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, we have not included these amounts in the contractual obligations table above. Refer to Note 15 to our consolidated financial statements.
The Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s variable interest entities ("VIEs") supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2020 and December 31, 2019. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 23 to our consolidated financial statements for further discussion of our off-balance sheet arrangements.
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

Revenue Recognition
Revenues are primarily derived from franchise agreements with third-party hotel owners. Franchise fees include the following:
•Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees.
•Initial franchise and relicensing fees. Initial and relicensing fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These fees are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees will typically be recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
•Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.
•Marketing and reservation system revenues. The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. These services are comprised of multiple fees including the following:
▪Fees based on a percentage of gross room revenues are recognized in the period the gross room revenue was earned, based on the underlying hotel’s sales or usage.
▪Fees based on the occurrence of a designated transaction or event are recognized in the period the transaction or event occurred.
▪System implementation fees charged to franchisees are deferred and recognized as revenue over the term of the franchise agreement.
▪Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty program. The revenue recognition of this program is discussed in Choice Privileges Loyalty Program below.
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending. The deficit generated during the year ended December 31, 2020 of $44.3 million is a result of lower marketing and reservation fees generated and incremental spend by the Company to support franchisees during the COVID-19 pandemic.
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

The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations:
•Procurement services revenues. The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of the qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within Procurement services revenue.
•Other revenues. The Company is party to other non-hotel franchising agreements that generate revenue primarily through SaaS arrangements. SaaS agreements typically include fixed consideration for installment and other initiation fees paid at contract onset, and variable consideration for recurring subscription revenue paid monthly. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined at the conclusion of each period, and recognized in the current period.
Owned Hotels
The Company owned five hotels at December 31, 2020 and December 31, 2019, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.
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
Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other intangible assets with definite lives, annually or earlier upon the occurrence of an event or when other circumstances indicate that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. The fair value of intangibles and long lived assets are estimated primarily using undiscounted cash flow analyses. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2020, 2019 and 2018, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles resulting from terminations of franchisees from the Choice system. During 2019, the Company recognized impairments of long-lived assets attributable to the SaaS for vacation rentals reporting unit, as discussed further below.
During 2020, the Company recognized impairments attributable to a the long-lived assets of a commercial office building and a real estate parcel.
~~•~~On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. At the time of settlement, a single tenant fully occupied the building. The initial lease term expiration was in December 2020 and the tenant had extension options for up to 30 years. Prior to initial lease term expiration, the tenant provided notice that the lease renewal options would not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets. The long-lived asset group had a carrying value prior to recoverability evaluation of $11.1 million in property and equipment and $0.2 million in intangible assets as of September 30, 2020. During the third quarter of 2020, recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group aligned with management’s present long-term strategy for the building, and management concluded the undiscounted expected cash flows were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods. The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million during the third quarter of 2020.
•The Company purchases real estate as part of its program to incent franchise development in strategic markets for the Cambria brand. The real estate is classified in other assets to the extent it is not presently under active construction. During the third quarter of 2018, the Company purchased the remaining membership interests in a VIE previously accounted for under the equity method of accounting. The VIE held a real estate parcel and the purchase was accounted for an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 2018. The real estate parcel represents a long-lived asset group with a carrying value prior to recoverability evaluation of $29.5 million in other assets as of December 31, 2020. Based on the impact of the COVID-19 pandemic, the Company’s assessment of the highest and best use of the real estate parcel changed and therefore, the recoverability of the long-lived asset group was re-assessed based on undiscounted expected cash flows of the asset group from a sale, which were less than the carrying value of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized market approach valuation methods. The Company recognized a non-cash pre-tax long-lived asset group impairment charge in the amount of $9.2 million during the fourth quarter of 2020.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. As of December 31, 2020, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded and a quantitative test was not required.
Historically, goodwill has been partially allocated to the SaaS for vacation rentals reporting unit. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit during the fourth quarter of 2018 and first quarter of 2019 determining that the carrying value of the reporting unit exceeded the fair value. As a result, the Company recognized a goodwill impairment of $4.3 million and $3.1 million in the fourth quarter of 2018 and first quarter of 2019, respectively. In addition, during the first quarter of 2019 the Company recognized a long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million.
To estimate the fair value of the SaaS for vacation rentals long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. In performing the quantitative tests in the first quarter of 2019, the Company determined the fair value of the SaaS for vacation rentals reporting unit utilizing a combination of market and income approach valuation methods via performance of a DCF analysis and quoted market prices. There were significant judgments and assumptions used in the DCF and market-based models including the amount and timing of expected future cash flows, long-term growth rates, discount rate, and our selection of guideline company revenue multiples. The cash flows employed in the DCF analysis for the SaaS for vacation rentals reporting unit reflect expectations based upon recent operating performance and projected future performance. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions.
The SaaS for vacation rentals reporting unit was sold during the second quarter of 2019, resulting in the write-off of the remaining goodwill of $6.3 million and recognition of a loss on sale of $4.7 million.
Other than the SaaS for vacation rentals reporting unit, the Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2020, 2019 and 2018.
Valuation of Investments in Equity Method Investments
The Company evaluates an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings. During the year ended December 31, 2020, the Company recognized impairment charges of $7.3 million related to four separate equity method investments. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income.
Accounts & Notes Receivable and Expected Credit Losses
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

The Company primarily utilizes a discounted cash flow ("DCF") approach to measure the credit allowance, influenced by the key economic variables of each note receivable loan. The Company identified the key economic variables for these loans to be loan-to-cost ("LTC") or loan-to-value ("LTV") ratios and debt service coverage ratio ("DSCR"). The LTC or LTV ratio represents the loan principal relative to the project cost or value and is an indication of the ability to be re-paid principal at loan maturity. The DSCR represents borrower net operating income as a percentage of the interest and principal payments incurred (i.e., debt service) on all debt of the borrower and is an indication of the ability of the borrower to timely pay amounts due during the term of the loan. The LTC or LTV ratios and DSCR are considered during loan underwriting as indications of risk and, accordingly, we believe these factors are the most representative risk indicators for calculating the allowance for credit loss. Loans with higher LTC or LTV ratios and lower DSCR ratios generally are representative of loans with greater risk and, accordingly, have higher credit allowances as a percentage of loan principal. Conversely, loans with lower LTC or LTV ratios and higher DSCR ratios generally are representative of loans with lesser risk and, accordingly, have lower credit allowances as a percentage of loan principal. Management assesses the credit quality of the portfolio and adequacy of credit loss allowances on an at least quarterly basis. Significant judgment is required in this analysis.
Collateral-dependent financial assets are financial assets for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. For collateral-dependent loans, expected credit losses are based on the fair value of the collateral, less selling costs.
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
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses inherent in the accounts receivable balance. The Company determines the allowance considering historical write-off experience, review of aged receivable balances and customer payment trends, the economic environment, and other available evidence.
The Company records provisions for credit losses in SG&A expenses and marketing and reservation system expenses in the accompanying consolidated statements of income. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for credit losses.
Historically, the Company has considered its credit risk associated with accounts receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees. With contemplation to economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses, during the year ended December 31, 2020 the Company recorded provisions for credit losses on accounts receivable of $15.6 million in SG&A expenses and $26.0 million in marketing and reservation system expenses, and provisions for credit losses on notes receivable of $7.6 million in SG&A expenses.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans to be past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions.
Stock Compensation
The Company’s policy is to recognize compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest upon inception of the grant and adjusts the estimate of share-based compensation for those awards with performance and/or service requirements that will not be satisfied so that compensation cost generally is recognized only for awards that ultimately vest.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Historically, deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company will not record any additional deferred taxes for this item in 2020.
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
New Accounting Standards
Refer to the "Recently Adopted Accounting Standards" section of Note 1 and the "Future Adoption of Accounting Standards" at Note 25 of our consolidated financial statements for information related to our adoption of new accounting standards in 2020 and anticipated adoption of recently issued accounting standards.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $31.4 million at December 31, 2020 and we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2020, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

Item 8.Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $79.1 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $120.4 million and $63.6 million, respectively, as of December 31, 2020 associated with the Choice Privileges Loyalty Program (“Loyalty Program”). As discussed in Note 1 to the consolidated financial statements, loyalty points earned represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Loyalty Program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. The amount of the Loyalty Program fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures.

Auditing the Loyalty Program results is complex due to: (1) the complexity of the models used to account for the Loyalty Program results; and (2) the complexity of estimating the future redemption rate and Loyalty Program point values. Such estimates are highly judgmental given the significant estimation uncertainty associated with expected redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program during the year. For example, we tested controls over management’s review of the assumptions and data inputs used in the accounting model and the actuarial methods used to estimate the redemption rate of Loyalty Program points.

To test the recognition of revenues and liabilities associated with the Loyalty Program, we performed audit procedures that included, among others, testing the completeness and accuracy of the data and significant assumptions used in the model and assessing the accounting model developed by the Company to recognize the related revenue and the liabilities. For example, we tested significant inputs into the accounting model, including the Loyalty Program point value and the recognition of points earned and redeemed during the period. With the assistance of our actuarial specialists, we evaluated management’s methodologies as well as the actuarial assumptions used in estimating the Loyalty Program redemption rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia
February 26, 2021

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2020	2019	2018
REVENUES
Royalty fees	$263,308	$388,151	$376,676
Initial franchise and relicensing fees	25,906	27,489	26,072
Procurement services	45,242	61,429	52,088
Marketing and reservation system	402,568	577,426	543,677
Owned hotels	20,168	20,282	—
Other	16,880	40,043	42,791
Total revenues	774,072	1,114,820	1,041,304
OPERATING EXPENSES
Selling, general and administrative	148,524	168,833	170,027
Depreciation and amortization	25,831	18,828	14,330
Marketing and reservation system	446,847	579,139	534,266
Owned hotels	16,066	14,448	—
Total operating expenses	637,268	781,248	718,623
Impairment of goodwill	—	(3,097)	(4,289)
Impairment of long-lived assets	(14,751)	(7,259)	—
Loss on sale of business	—	(4,674)	—
Gain on sale of assets, net	—	100	82
Operating income	122,053	318,642	318,474
OTHER INCOME AND EXPENSES, NET
Interest expense	49,028	46,807	45,908
Interest income	(7,688)	(9,996)	(7,452)
Loss on extinguishment of debt	16,565	7,188	—
Other (gain) loss	(4,147)	(4,862)	1,437
Equity in net loss of affiliates	15,289	9,576	5,323
Total other income and expenses, net	69,047	48,713	45,216
Income before income taxes	53,006	269,929	273,258
Income tax (benefit) expense	(22,381)	47,051	56,903
Net income	$75,387	$222,878	$216,355

Basic earnings per share	$1.36	$4.00	$3.83
Diluted earnings per share	$1.35	$3.98	$3.80

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
Net income	$75,387	$222,878	$216,355
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	—	1,436	862
Foreign currency translation adjustment	(96)	(540)	(1,609)
Other comprehensive income (loss), net of tax	(96)	896	(747)
Comprehensive income	$75,291	$223,774	$215,608

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$234,779	$33,766
Receivables (net of allowance for credit losses of $59,424 and $18,482, respectively)	149,921	141,566
Income taxes receivable	4,186	11,126
Notes receivable	28,227	26,265
Less: Allowance for notes receivable credit losses	(4,179)	(861)
Other current assets	19,980	24,727
Total current assets	432,914	236,589
Property and equipment, at cost, net	334,901	351,502
Operating lease right-of-use assets	17,688	24,088
Goodwill	159,196	159,196
Intangible assets, net	303,725	290,421
Notes receivable	111,090	106,749
Less: Allowance for notes receivable credit losses	(15,305)	(3,695)
Investments, employee benefit plans, at fair value	29,104	24,978
Investments in unconsolidated entities	57,879	78,655
Deferred income taxes	67,745	20,747
Other assets	88,396	97,442
Total assets	$1,587,333	$1,386,672
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$83,329	$73,449
Accrued expenses and other current liabilities	78,920	90,364
Deferred revenue	50,290	71,594
Liability for guest loyalty program	43,308	82,970
Current portion of long-term debt	—	7,511
Total current liabilities	255,847	325,888
Long-term debt	1,058,738	844,102
Long-term deferred revenue	122,406	112,662
Deferred compensation and retirement plan obligations	33,756	29,949
Income taxes payable	23,394	26,147
Operating lease liabilities	12,739	21,270
Liability for guest loyalty program	77,071	46,698
Other liabilities	9,134	3,467
Total liabilities	1,593,085	1,410,183
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2020 and December 31, 2019; 55,535,554 and 55,702,628 shares outstanding at December 31, 2020 and December 31, 2019, respectively	951	951
Additional paid-in-capital	233,921	231,160
Accumulated other comprehensive loss	(4,646)	(4,550)
Treasury stock, at cost; 39,530,084 and 39,363,010 shares at December 31, 2020 and December 31, 2019, respectively	(1,260,478)	(1,219,905)
Retained earnings	1,024,500	968,833
Total shareholders’ deficit	(5,752)	(23,511)
Total liabilities and shareholders’ deficit	$1,587,333	$1,386,672
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,387	$222,878	$216,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,831	18,828	14,330
Depreciation and amortization - marketing and reservation system	22,625	17,294	19,597
Franchise agreement acquisition cost amortization	11,310	7,992	9,239
Impairment of goodwill	—	3,097	4,289
Impairment of long-lived assets	14,751	7,259	—
Loss on sale of business	—	4,674	—
Loss on debt extinguishment	16,565	7,188	—
Gain on disposal of assets, net	—	(2,103)	(56)
Non-cash stock compensation and other charges	9,690	17,615	15,986
Non-cash interest and other investment (income) loss	(6,723)	(4,010)	3,695
Deferred income taxes	(44,826)	9,810	(3,510)
Equity in net losses from unconsolidated joint ventures, less distributions received	15,439	12,562	7,389
Franchise agreement acquisition costs, net of reimbursements	(36,479)	(38,944)	(52,929)
Change in working capital and other, net of acquisition	6,491	(13,584)	8,511
Net cash provided by operating activities	110,061	270,556	242,896
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(33,603)	(57,342)	(47,673)
Investment in intangible assets	(1,359)	(6,699)	(1,803)
Proceeds from sales of assets	—	10,585	3,053
Asset acquisitions, net of cash acquired	—	(168,954)	(3,179)
Proceeds from sale of unconsolidated joint venture	7,435	8,937	—
Proceeds from sale of tax credits for rehabilitation of historic building	9,197	—	—
Business acquisition, net of cash acquired	—	—	(231,317)
Payment on business disposition, net	—	(10,783)	—
Contributions to equity method investments	(5,454)	(27,828)	(9,604)
Distributions from equity method investments	3,363	10,241	1,429
Purchases of investments, employee benefit plans	(2,562)	(3,175)	(2,895)
Proceeds from sales of investments, employee benefit plans	2,478	2,217	2,825
Issuance of notes receivable	(9,845)	(20,722)	(36,045)
Collections of notes receivable	6,494	14,231	4,997
Other items, net	(623)	(1,875)	(1,040)
Net cash used in investing activities	(24,479)	(251,167)	(321,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	422,376	9,037
Proceeds from issuance of Term Loan	249,500	—	—
Proceeds from issuance of 2020 Senior Notes	447,723	—	—
Net (repayments) borrowings pursuant to revolving credit facilities	(18,480)	(72,400)	20,600
Principal payments on long-term debt	(473,857)	(250,497)	(603)
Payments to extinguish long-term debt	(14,347)	(6,312)	—
Debt issuance costs	(4,620)	(3,936)	(2,590)
Purchases of treasury stock	(55,450)	(50,638)	(148,679)
Dividends paid	(25,274)	(48,089)	(48,715)
(Payments on) proceeds from transfer of interest in notes receivable	—	(24,409)	173
Proceeds from exercise of stock options	10,203	21,410	41,360
Net cash provided by (used in) financing activities	115,398	(12,495)	(129,417)

Net change in cash and cash equivalents	200,980	6,894	(207,773)
Effect of foreign exchange rate changes on cash and cash equivalents	33	230	(921)
Cash and cash equivalents at beginning of period	33,766	26,642	235,336
Cash and cash equivalents at end of period	$234,779	$33,766	$26,642

Supplemental disclosure of cash flow information:
Cash payments during the year for
Income taxes, net of refunds	$8,605	$41,859	$77,357
Interest, net of capitalized interest	$45,145	$48,179	$43,254
Non-cash investing and financing activities
Dividends declared but not paid	$—	$12,535	$11,977
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$1,421	$959	$5,949

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2017	56,679,968	$951	$182,448	$(4,699)	$(1,064,573)	$627,272	$(258,601)
Net income	—	—	—	—	—	216,355	216,355
Other comprehensive income (loss)	—	—	—	(747)	—	—	(747)
Share based payment activity	918,397	—	30,722	—	25,627	—	56,349
Dividends declared ($0.215 per share)	—	—	—	—	—	(48,449)	(48,449)
Treasury purchases	(1,919,158)	—	—	—	(148,679)	—	(148,679)
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	222,878	222,878
Other comprehensive income (loss)	—	—	—	896	—	—	896
Share based payment activity	654,694	—	19,698	—	18,358	—	38,056
Dividends declared ($0.215 per share)	—	—	—	—	—	(48,609)	(48,609)
Treasury purchases	(631,273)	—	—	—	(50,638)	—	(50,638)
Other (1)	—	—	(1,708)	—	—	(614)	(2,322)
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (2)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	75,387	75,387
Other comprehensive income (loss)	—	—	—	(96)	—	—	(96)
Share based payment activity (3)	506,953	—	2,761	—	14,877	(437)	17,201
Dividends declared (3)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(674,027)	—	—	—	(55,450)	—	(55,450)
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
(1) Impacts of i) adoption of Topic 606 related to a foreign joint venture accounted for as an equity method investment on Retained Earnings and ii) transaction resulting in an increase in ownership of a consolidated joint venture on Additional Paid-in-Capital.
(2) Reflects the cumulative effect of Topic 326, which was adopted on January 1, 2020. Refer to Note 1 for additional details.
(3) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. Subsequent to the payment of the dividend, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends while the pandemic is significantly impacting travel. During 2020, accumulated dividends were paid to certain shareholders upon vesting of certain performance-based stock grants which are captured in Share based payment activity.
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments that are necessary to fairly present the consolidated financial statements.
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
The franchise agreements are comprised of multiple performance obligations, which may require significant judgment in identifying. The primary performance obligations are as follows:
•License of brand intellectual property and related services (“brand intellectual property”): Grants the right to access the Company’s intellectual property associated with brand trade names, trademarks, reservation systems, property management systems and related services.
•Material rights for free or discounted goods or services to hotel guests: Primarily consists of the points issued under the Company’s guest loyalty program, Choice Privileges.
    Brand intellectual property
Fees generated from brand intellectual property are recognized to revenue over time as hotel owners pay for access to these services for the duration of the franchise agreement. Franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed up-front fees that usually represent an insignificant portion of the transaction price. The variable consideration is recognizable after the completion of a hotel stay. As a result, variable transaction price is determined for the period when the underlying gross room revenues and transactions or events which generate fees are known.
    Franchise fees include the following:
•Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees.
•Initial franchise and relicensing fees. Initial and relicensing fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These fees are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees will typically be recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.

•Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance, non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.

The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. These services are comprised of multiple fees including the following:
•Fees based on a percentage of gross room revenues are recognized in the period the gross room revenue was earned, based on the underlying hotel’s sales or usage.
•Fees based on the occurrence of a designated transaction or event are recognized in the period the transaction or event occurred.
•System implementation fees charged to franchisees are deferred and recognized as revenue over the enforceable period of the franchise agreement.
•Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty program. The revenue recognition of this program is discussed in Material rights for free or discounted goods or services to hotel guests below.
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending. During the years ended December 31, 2020, and 2019, marketing and reservation system expenses exceeded revenues by $44.3 million and $1.7 million, respectively. During the year ended December 31, 2018, marketing and reservation system revenues exceeded expenses by $9.4 million. The deficit generated during the year ended December 31, 2020 is a result of lower marketing and reservation fees generated and incremental spend by the Company to support franchisees during the COVID-19 pandemic.
    Material rights for free or discounted goods or services to hotel guests
Choice Privileges is the Company’s frequent guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of loyalty program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated fair value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability, which was adjusted in the first quarter of 2020 to reflect an anticipated longer issuance to redemption period in light of impacts from the COVID-19 pandemic. As of December 31, 2020, the current and non-current deferred revenue balances are $23.0 million and $40.6 million, respectively. Loyalty points are typically redeemed within three years of issuance. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
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
Owned Hotels
The Company owned five hotels at December 31, 2020 and December 31, 2019, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.

Other ancillary goods and services at owned hotels are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals and parking fees.

Sales Taxes
The Company presents taxes collected from customers and remitted to governmental authorities on a net basis and, therefore, they are excluded from revenues in the consolidated financial statements.
Accounts & Notes Receivable and Allowances for Credit Losses
Refer to the Recently Adopted Accounting Standards section below and Note 4.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $88.5 million, $158.4 million, and $141.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses in the consolidated statements of income.
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
Capitalization Policies
Property and equipment are recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. Software licenses pertaining to cloud computing arrangements that are capitalized are amortized using the straight-line method over the shorter of the cloud computing arrangement term or their useful lives. The Company capitalizes interest incurred during construction of property and equipment. Interest capitalized as a cost of property and equipment totaled $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019.
As construction in progress and software development are completed and placed in service, they are transferred to appropriate property and equipment categories and depreciation begins. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the consolidated statements of income. Maintenance, repairs and minor replacements are charged to expense as incurred.
A summary of the ranges of estimated useful lives upon which depreciation rates are based follows:

Computer equipment and software	2 - 7 years
Buildings and leasehold improvements	10 - 40 years
Furniture, fixtures, vehicles and equipment	3 - 10 years
Assets Held for Sale
The Company considers assets to be held for sale when all of the following criteria are met:
•Management commits to a plan to sell an asset;
•It is unlikely that the disposal plan will be significantly modified or discontinued;
•The asset is available for immediate sale in its present condition;
•Actions required to complete the sale of the asset have been initiated;
•Sale of the asset is probable and the Company expects the completed sale will occur within one year; and
•The asset is actively being marketed for sale at a price that is reasonable given its current market value.
Upon designation as an asset held for sale, the Company records the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases recording depreciation.
If at any time these criteria are no longer met, subject to certain exceptions, the assets previously classified as held for sale are reclassified as held and used and measured individually at the lower of (a) the carrying amount before the asset was classified as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company evaluates the potential impairment of property and equipment and other long-lived assets, including franchise rights and other intangible assets with definite lives, annually or earlier upon the occurrence of an event or when other circumstances indicate that the Company may not be able to recover the carrying value of the asset. When indicators of impairment are present, recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the assets, an impairment charge is recorded for the excess of the carrying value over the fair value of the asset. The fair value of intangibles and long-lived assets are estimated primarily using undiscounted cash flow analyses. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate the fair value of an asset. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2020, 2019 and 2018, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles resulting from terminations of franchisees from the Choice system as discussed in Note 2.
During 2020, the Company recognized impairments of long-lived assets attributable to a commercial office building and a real estate parcel. During 2019, the Company recognized impairments of long-lived assets attributable to the SaaS for vacation rentals reporting unit. Refer to Note 6.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized for any excess. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
Goodwill is allocated to the Company's reporting units, which are determined by the availability of discrete financial information relied upon by segment management. As of December 31, 2020, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Historically, goodwill has been partially allocated to the SaaS for vacation rentals reporting unit. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit during the fourth quarter of 2018 and first quarter of 2019 determining that the carrying value of the reporting unit exceeded the fair value. As a result, the Company recognized a goodwill impairment of $4.3 million and $3.1 million in the fourth quarter of 2018 and first quarter of 2019, respectively. The SaaS for vacation rentals reporting unit was sold during the second quarter of 2019, resulting in the write-off of the remaining goodwill. Refer to Note 6.
Other than the SaaS for vacation rentals reporting unit, the Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2020, 2019 and 2018.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. Determination if a variable interest is a VIE includes both quantitative and qualitative consideration. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant. The Company would consolidate those entities in which it is determined to be the primary beneficiary. As of December 31, 2020, the Company is not the primary beneficiary of any VIE. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements.

Investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method.
Valuation of Investments in Equity Method Investments
The Company evaluates an investment in a venture for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings. During the year ended December 31, 2020, the Company recognized impairment charges of $7.3 million related to four separate equity method investments. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income. Refer to Note 8.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ deficit. The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction (gains) losses for the years ended December 31, 2020, 2019 and 2018 were $(0.4) million, $(0.1) million, and $0.3 million, respectively.
Leases
The Company determines if an arrangement is a lease and classification as operating or financing at lease inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. At December 31, 2020 and 2019, the Company did not have any leases classified as financing.
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
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments include certain index-based changes in rent, certain non-lease components (such as maintenance and other services provided by the lessor), and other charges included in the lease. Variable lease payments are excluded from future minimum lease payments and expensed as incurred.
The Company has made elections to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee nor account for leases with an initial term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases ("Topic 842") on January 1, 2019, using the optional transitional method to apply Topic 842 at the effective date rather than at the beginning of the earliest comparative period. Topic 842 did not have an impact on the Company's consolidated statements of income. Refer to Note 19.
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
The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income (loss) and the ineffective portion is reported currently in earnings. The amounts included in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts reported in earnings are classified consistent with the item being hedged.
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
At December 31, 2020 and 2019, there were no outstanding derivative positions.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and issued subsequent amendments to the initial guidance at various points thereafter ("Topic 326"). Under legacy standards, we recognized an impairment of receivables when it was probable that a loss had been incurred. Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts (which includes losses that may be incurred in future periods), and enhanced disclosures to provide insight to significant estimates and judgments used in estimating credit losses.
The scope and provisions of Topic 326 impact the allowance for the Company's notes and accounts receivables. The Company adopted Topic 326 on January 1, 2020 using the modified retrospective approach resulting in a cumulative-effect adjustment of $6.8 million with respect to notes receivable (inclusive of deferred taxes), recorded in retained earnings as of the date of adoption.
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
Collateral-dependent financial assets are financial assets for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. For collateral-dependent loans, expected credit losses are based on the fair value of the collateral, less selling costs if repayment will be from the sale of the collateral.
Management assesses the credit quality of the portfolio and adequacy of credit loss allowances on an at least quarterly basis. Significant judgment is required in this analysis.
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses inherent in the accounts receivable balance. The Company determines the allowance considering historical write-off experience, review of aged receivable balances and customer payment trends, the economic environment, and other available evidence.
The Company records provisions for credit losses in SG&A expenses and marketing and reservation system expenses in the accompanying consolidated statements of income. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for credit losses.
Historically, the Company has considered its credit risk associated with accounts receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees. During the year ended December 31, 2020, the Company recorded provisions for credit losses on accounts receivable of $15.6 million in SG&A expenses and $26.0 million in marketing and reservation system expenses, with contemplation to economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. These provisions represent the material valuation activity for the accounts receivable allowance for credit losses.
Refer to Note 4 for further discussion of notes receivable and rollforward of our allowance for credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on a retrospective basis on January 1, 2020, with limited modifications to its fair value footnote disclosure. Refer to Note 14.
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
Significant changes in the contract liabilities balances during 2020 are as follows:

(in thousands)
Balance as of December 31, 2019	$163,847
Increases to the contract liability balance due to cash received	69,116
Revenue recognized in the period	(76,736)
Balance as of December 31, 2020	$156,227
Remaining Performance Obligations
The aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $156.2 million as of December 31, 2020. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet as current and non-current deferred revenue.
Based on practical expedient elections permitted by ASU 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments ("Topic 606"), the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and SaaS agreements), (ii) variable consideration for which we recognize revenue at the amount to which we have the right to invoice for services performed, or (iii) contracts with an expected original duration of one year or less.

Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. Capitalized franchise sales commissions are $54.3 million and $55.7 million within Other assets as of December 31, 2020 and 2019, respectively. Amortization expense and impairment loss for the years ended December 31, 2020, 2019 and 2018 were $9.7 million, $10.0 million and $9.0 million, respectively, and are reflected within SG&A expenses.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from hotel terminations for the years ended December 31, 2020, 2019 and 2018 were $2.0 million, $1.0 million and $0.3 million, respectively, and are recorded within SG&A expenses and marketing and reservation system expenses.
Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2020
(in thousands)	Over time	Point in time	Total
Royalty fees	$263,308	$—	$263,308
Initial franchise and relicensing fees	25,906	—	25,906
Procurement services	42,919	2,323	45,242
Marketing and reservation system	325,785	76,783	402,568
Owned hotels	16,824	2,912	19,736
Other	15,838	—	15,838
Topic 606 revenues	$690,580	$82,018	772,598
Non-Topic 606 revenues			1,474
Total revenues			$774,072

	Year Ended December 31, 2019
(in thousands)	Over time	Point in time	Total
Royalty fees	$388,151	$—	$388,151
Initial franchise and relicensing fees	27,489	—	27,489
Procurement services	58,248	3,181	61,429
Marketing and reservation system	499,368	78,058	577,426
Owned hotels	17,345	2,821	20,166
Other	38,860	141	39,001
Topic 606 revenues	$1,029,461	$84,201	1,113,662
Non-Topic 606 revenues			1,158
Total revenues			$1,114,820

	Year Ended December 31, 2018
(in thousands)	Over time	Point in time	Total
Royalty fees	$376,676	$—	$376,676
Initial franchise and relicensing fees	26,072	—	26,072
Procurement services	49,496	2,592	52,088
Marketing and reservation system	490,025	53,652	543,677
Owned hotels	—	—	—
Other	40,360	1,058	41,418
Topic 606 revenues	$982,629	$57,302	1,039,931
Non-Topic 606 revenues			1,373
Total revenues			$1,041,304
Marketing and reservation system and Procurement services point in time revenues represent loyalty points redeemed by members for benefits (including with third-party partners) including adjustments to estimated redemption rates, net of the cost of redemptions of $79.1 million, $81.2 million, and $56.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Non-Topic 606 revenues represent revenue from leasing (refer to Note 19) and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 20, the Corporate & Other segment amounts represent $28.3 million, $30.7 million, and $14.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $1.5 million, $1.7 million, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.
3. Other Current Assets
Other current assets consist of the following:

	December 31,
(in thousands)	2020	2019
Prepaid expenses	$16,164	$21,016
Other current assets	3,816	3,711
Total other current assets	$19,980	$24,727

4. Notes Receivable and Allowance for Credit Losses
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The composition of notes receivable balances based on the level of security credit quality indicator and the allowance for credit losses is as follows:

	December 31,
(in thousands)	2020	2019
Senior	$104,716	$98,545
Subordinated	33,234	32,153
Unsecured	1,367	2,316
Total notes receivable	139,317	133,014
Total allowance for notes receivable credit losses	19,484	4,556
Total notes receivable, net of allowance	$119,833	$128,458
Current portion, net of allowance	$24,048	$25,404
Long-term portion, net of allowance	$95,785	$103,054
Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2020	2019	2018	Prior	Total
Senior	$—	$28,643	$15,200	$60,873	$104,716
Subordinated	—	2,515	11,360	19,359	33,234
Unsecured	—	—	581	786	1,367
Total notes receivable	$—	$31,158	$27,141	$81,018	$139,317
As disclosed in Note 1, Topic 326 required a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance was effective. As of the adoption date of January 1, 2020, the Company established a credit allowance on its notes receivable loans of $12.9 million, an increase of $8.3 million from the previous loan allowance of $4.6 million as of December 31, 2019.
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326:

	December 31,
(in thousands)	2020	2019
Beginning balance	$4,556	$4,685
Reserves established from adoption of Topic 326	8,348	—
Provisions for credit losses	7,634	—
Write-offs	(1,054)	(129)
Ending balance	$19,484	$4,556
The provisions recorded in the year ended December 31, 2020 reflect the increased likelihood of adverse outcomes on loans to borrowers with contemplation to impacts of the COVID-19 pandemic and estimates of other expected credit losses.
As of December 31, 2020, one of the Company’s loans with senior and subordinated tranches met the definition of collateral-dependent and is collateralized by an operating hotel and membership interests in the borrowing entity. This loan was previously restructured with concessions to the borrower in 2019 and 2020. The Company uses a DCF technique to project cash flows based upon the underlying property. In projecting these cash flows, the Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates. These nonrecurring fair value measurements are considered to be in level three of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. Based on this analysis, the fair value of the collateral secures the carrying value of the loan to a significant extent. As of December 31, 2020, the Company's provision for credit losses attributable to this loan is $7.8 million.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans to be past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $28.9 million and $1.7 million at December 31, 2020 and 2019, respectively.

The Company has identified loans totaling approximately $13.1 million and $16.3 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.8 million and $1.3 million as of the years ended December 31, 2020 and 2019, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due status by credit quality indicator of the notes receivable amortized cost basis are as follows:

(in thousands)	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2020
Senior	$—	$15,200	$15,200	$89,516	$104,716
Subordinated	—	2,209	2,209	31,025	33,234
Unsecured	—	—	—	1,367	1,367
	$—	$17,409	$17,409	$121,908	$139,317
As of December 31, 2019
Senior	$—	$—	$—	$98,545	$98,545
Subordinated	—	—	—	32,153	32,153
Unsecured	—	—	—	2,316	2,316
	$—	$—	$—	$133,014	$133,014
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of December 31, 2020. Refer to Note 23.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $119.3 million and $126.5 million at December 31, 2020 and 2019, respectively. The Company has determined that it is not the primary beneficiary of these VIEs. These loans have stated fixed and/or variable interest amounts.
5. Property and Equipment
The components of property and equipment are:

	December 31,
(in thousands)	2020	2019
Land and land improvements	$29,001	$29,648
Construction in progress and software under development	30,776	20,138
Computer equipment and software	217,594	197,665
Buildings and leasehold improvements	218,421	229,961
Furniture, fixtures, vehicles and equipment	62,530	60,798
Property and equipment, at cost	558,322	538,210
Less: Accumulated depreciation and amortization	(223,421)	(186,708)
Property and equipment, at cost, net	$334,901	$351,502
Unamortized capitalized software development costs at December 31, 2020 and 2019 totaled $52.2 million and $45.2 million, respectively. Amortization of software development costs for the years ended December 31, 2020, 2019 and 2018 totaled $14.6 million, $9.7 million, and $11.2 million, respectively.
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2020, 2019 and 2018 was $16.9 million, $9.7 million and $5.5 million, respectively.

In the third quarter of 2019, the Company completed an asset acquisition for four Cambria Hotels with a total net asset basis of $194.0 million. Refer to Note 24.
During the third quarter of 2020, the Company recognized a non-cash pre-tax long-lived asset group impairment charge for a commercial office building in the amount of $4.3 million. Refer to Note 6.
6. Goodwill, Impairment of Assets, and Loss on Sale of Business
Goodwill
The following table details the carrying amount of our goodwill:

	December 31,
(in thousands)	2020	2019
Goodwill	$166,774	$173,070
Accumulated impairment losses	(7,578)	(7,578)
Disposition	—	(6,296)
Goodwill, net carrying amount	$159,196	$159,196
The following is a summary of changes in the carrying amount of goodwill:

(in thousands)	December 31, 2019	Acquisitions	Foreign Exchange	Impairment	Disposition	December 31, 2020
Hotel Franchising	$159,196	$—	$—	$—	$—	$159,196
Other	—	—	—	—	—	—
Total	$159,196	$—	$—	$—	$—	$159,196

(in thousands)	December 31, 2018	Acquisitions	Foreign Exchange	Impairment	Disposition	December 31, 2019
Hotel Franchising	$159,196	$—	$—	$—	$—	$159,196
Other	9,800	—	(407)	(3,097)	(6,296)	—
Total	$168,996	$—	$(407)	$(3,097)	$(6,296)	$159,196
Goodwill has historically been allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals ("Other" in the table above). Activity by reporting unit in the current and prior periods is organized by reporting unit below.
Hotel Franchising
The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising reportable segment in Note 20.
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
The long-lived assets of the SaaS for vacation rentals reporting unit were comprised of $4.3 million of intangible assets, $1.7 million of operating lease ROU assets, and $1.3 million of property and equipment. The long-lived asset group was determined to be at the SaaS for vacation rentals reporting unit level. Recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of income and market approach valuation methods via performance of a discounted cash flow analysis and quoted market prices. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million.
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
Second Quarter of 2019 evaluation
On June 3, 2019, the SaaS for vacation rentals reporting unit was sold. As a result of costs incurred in completing the disposition and the derecognition of net assets of the reporting unit, including the remaining goodwill of $6.3 million, the Company recognized a loss on sale of $4.7 million.
The results of the SaaS for vacation rentals reporting unit prior to the disposition are included in the Corporate & Other segment in Note 20. The impairment charges and loss on sale did not have an impact on the Company's liquidity or calculation of financial covenants under existing debt arrangements.
Long-lived asset group impairments
Commercial office building
On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. At the time of settlement, a single tenant fully occupied the building. The initial lease term expiration was in December 2020 and the tenant had extension options for up to 30 years.
Prior to initial lease term expiration, the tenant provided notice that the lease renewal options would not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets. The long-lived asset group had a carrying value prior to recoverability evaluation of $11.1 million in property and equipment and $0.2 million in intangible assets as of September 30, 2020. During the third quarter of 2020, recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group aligned with management’s present long-term strategy for the building, and management concluded the undiscounted expected cash flows were less than the carrying amount of the asset group.
An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods.

The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million during the third quarter of 2020.
The results of the commercial office building are included in the Corporate & Other segment in Note 20. The impairment charge does not have an impact on the Company's liquidity or compliance with financial covenants under existing debt arrangements.
Real estate parcel
The Company purchases real estate as part of its program to incent franchise development in strategic markets for the Cambria brand. The real estate is classified in other assets to the extent it is not presently under active construction. During the third quarter of 2018, the Company purchased the remaining membership interests in a VIE previously accounted for under the equity method of accounting. The VIE held a real estate parcel and the purchase was accounted for an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 2018. The real estate parcel represents a long-lived asset group with a carrying value prior to recoverability evaluation of $29.5 million in other assets as of December 31, 2020.
Based on the impact of the COVID-19 pandemic, the Company’s assessment of the highest and best use of the real estate parcel changed and, therefore, the recoverability of the long-lived asset group was re-assessed based on undiscounted expected cash flows of the asset group from a sale, which were less than the carrying value of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized market approach valuation methods. The Company recognized a non-cash pre-tax long-lived asset group impairment charge in the amount of $9.2 million during the fourth quarter of 2020.
The results of the real estate parcel are included in the Corporate & Other segment in Note 20. The impairment charge does not have an impact on the Company's liquidity or compliance with financial covenants under existing debt arrangements.
7. Intangible Assets
The components of the Company's intangible assets are as follows:

	As of December 31, 2020			As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights(1)	$190,714	$98,027	$92,687	$190,637	$90,280	$100,357
Franchise Agreement Acquisition Costs(2)	223,536	43,036	180,500	198,352	41,667	156,685
Trademarks & Other(3)	17,810	13,937	3,873	17,341	12,595	4,746
Capitalized SaaS Licenses(4)	11,779	8,128	3,651	10,880	5,261	5,619
Total amortizing intangible assets	443,839	163,128	280,711	417,210	149,803	267,407
Trademarks (non-amortizing)(5)	23,014	—	23,014	23,014	—	23,014
Total intangible assets	$466,853	$163,128	$303,725	$440,224	$149,803	$290,421
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the WoodSpring franchise rights. The franchise rights are being amortized over lives ranging from 12 to 20 years on a straight-line basis.
(2)Represents certain payments to customers as an incentive to enter into new franchise agreements generally amortized as an offset to royalty fees and marketing and reservation system fees over lives ranging from 5 to 30 years on a straight-line basis commencing at hotel opening. Gross and accumulated amortization amounts are written off upon full amortization recognition, including at termination of an associated franchise agreement. Refer to Note 2.
(3)Represents definite-lived trademarks and other various amortizing assets generally amortized on a straight-line basis over a period of 8 years to 40 years.
(4)Represents software licenses capitalized under a SaaS agreement generally amortized on a straight-line basis over a period of 3 to 5 years.
(5)Represents the purchase price assigned to the WoodSpring and Suburban trademarks at acquisition. The trademarks are expected to generate future cash flows for an indefinite period of time and therefore are non-amortizing.
Amortization expense for the years ended December 31, 2020, 2019 and 2018 amounted to $23.6 million, $19.4 million, and $19.4 million, respectively.

The estimated annual amortization expense related to the Company’s amortizing intangible assets for each of the years ending December 31, 2021 through 2025 is as follows:

(in thousands)
2021	$22,129
2022	$20,428
2023	$18,961
2024	$18,579
2025	$18,042
During the year ended 2019, the SaaS for vacation rentals reporting unit experienced a triggering event requiring the interim reevaluation of the reporting unit's long-lived assets group resulting in the recognition of an impairment of $7.3 million. The reporting unit was subsequently sold. Refer to Note 6.
8. Investments in Unconsolidated Entities
The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $56.9 million and $74.4 million on the consolidated balance sheets at December 31, 2020 and 2019, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these entities is accounted for under the equity method. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties as described in Note 23 of these financial statements.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized losses, inclusive of impairments and gains or losses upon sale, totaling $15.4 million, $11.3 million and $8.0 million from the investment in these entities, respectively.
During the year ended December 31, 2020, the Company recognized impairment charges of $7.3 million related to four separate equity method investments. The Company assessed the estimated fair value of each investment on an individual basis and derived the value from observable prices from offers received for either the underlying collateral or the ownership interest of the unconsolidated joint venture, comparable market transactions, and DCF techniques to project cash flows based upon the underlying property. Based on these analyses, in each case the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded impairment charges from the carrying value to the estimated fair value for each investment. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 20.
During the third quarter of 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels under the equity method investment and sold its 40% ownership interest in the fifth hotel. Following the redemption, the Company consolidated the operations of the four acquired hotels, and recognized a $6.0 million loss on the sale of the fifth hotel which is recorded in equity in net loss of affiliates. The financial results of the 100% owned hotels have been consolidated in the Company's financial statements since July 23, 2019. Refer to Note 24.

Equity method investment ownership interests at December 31, 2020 and 2019 are as follows:

	Ownership Interest
	December 31, 2020	December 31, 2019
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel 30W46th, LLC	25%	25%
CS Brickell, LLC (2)	—%	50%
CS Hotel West Orange, LLC	50%	50%
Hotel JV Services, LLC (1), (3)	—%	16%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC	45%	45%
Choice Hotels Canada, Inc. (1)	50%	50%
Pine Street Long Beach LLC	50%	50%
SY Valley Vineyard Resorts LLC	50%	50%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph LLC	20%	20%
(1) Non-VIE investments
(2) During the fourth quarter of 2020, the Company sold its ownership interest in the equity method investment recognizing a gain of $1.1 million.
(3) During the second quarter of 2020, the Company terminated its ownership interest in the equity method investment and recognized a loss of $0.6 million.
The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment that is accounted for under the equity method:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues	$30,364	$109,896	$118,324
Operating (loss) income	(6,494)	12,617	11,790
Income (loss) from continuing operations	(18,366)	(1,400)	1,658
Net (loss) income	$(18,977)	$(2,564)	$477

	As of December 31,
(in thousands)	2020	2019
Current assets	$21,046	$53,324
Non-current assets	364,531	390,881
Total assets	$385,577	$444,205

Current liabilities	$25,735	$27,583
Non-current liabilities	263,459	261,039
Total liabilities	$289,194	$288,622

9. Other Assets
Other assets consist of the following at:

	December 31,
(in thousands)	2020	2019
Land and buildings	$20,303	$29,700
Capitalized franchise sales commissions (refer to Note 2)	54,272	55,662
Other assets	13,821	12,080
Total other assets	$88,396	$97,442
Land and buildings represents the Company's purchase of real estate as part of its program to incent franchise development in strategic markets for the Cambria Hotels brand and is classified as Other Assets as the real estate is not presently under active construction. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for a real estate parcel in the amount of $9.2 million during the fourth quarter of 2020. Refer to Note 6.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Accrued compensation and benefits	$37,454	$41,939
Accrued interest	14,712	12,954
Dividends payable(1)	—	12,535
Termination benefits	2,837	1,782
Income taxes payable	7,041	—
Current operating lease liabilities	10,603	10,099
Other liabilities and contingencies	6,273	11,055
Total	$78,920	$90,364
(1) In light of uncertainty resulting from the COVID-19 pandemic, in the second quarter of 2020 the Company suspended future, undeclared dividends while the pandemic is significantly impacting travel.

11. Deferred Revenue
Deferred revenue consists of the following:

	December 31,
(in thousands)	2020	2019
Initial franchising and relicensing fees	$97,340	$106,196
Loyalty programs	63,625	60,428
System implementation fees	6,760	7,986
Procurement services fees	2,508	6,037
Other	2,463	3,609
Total deferred revenue	$172,696	$184,256
Current portion	$50,290	$71,594
Long-term portion	$122,406	$112,662
Refer to Note 2 for revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty program.

12. Debt
Debt consists of the following:

	December 31,
(in thousands)	2020	2019
$400 million senior unsecured notes due 2022 with an effective interest rate of 6.0% less deferred issuance costs of $0.7 million and $2.3 million at December 31, 2020 and December 31, 2019, respectively	$215,827	$397,680
$400 million senior unsecured notes due 2029 with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.4 million and $6.0 million at December 31, 2020 and December 31, 2019, respectively	394,635	394,039
$600 million senior unsecured credit facility with an effective interest rate of 2.76%, less deferred issuance costs of $2.7 million at December 31, 2019(1)	—	15,502
$450 million senior unsecured notes due 2031 with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $6.1 million at December 31, 2020	443,860	—
Construction loan with an effective interest rate of 6.23%, less deferred issuance costs of $0.6 million at December 31, 2019	—	32,465
Fixed rate collateralized mortgage with an effective interest rate of 4.57%, plus a fair value adjustment of $0.2 million at December 31, 2019	—	7,511
Economic development loans with an effective interest rate of 3.0% at December 31, 2020 and December 31, 2019, respectively	4,416	4,416
Total debt	$1,058,738	$851,613
Less current portion	—	7,511
Total long-term debt	$1,058,738	$844,102

(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full. As there are no outstanding borrowings at December 31, 2020, deferred issuance costs of $2.4 million for the senior unsecured revolving credit facility are presented in other assets in the consolidated balance sheets.
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2020 were as follows:

(in thousands)	Senior Notes	Other Notes Payable	Total
2021	—	—	—
2022	215,827	—	215,827
2023	—	4,416	4,416
2024	—	—	—
2025	—	—	—
Thereafter	838,495	—	838,495
Total payments	$1,054,322	$4,416	$1,058,738
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015.
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
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024. On August 12, 2020, the Company exercised an additional one-year extension on the Restated Credit Agreement for $525 million of the $600 million total capacity in exchange for a fee of $0.3 million. The extended maturity date is August 20, 2025.
There are no subsidiary guarantors under the Restated Credit Agreement. However, if certain subsidiaries of the Company subsequently incur certain recourse debt or become obligors in respect of certain recourse debt of the Company or certain of its other subsidiaries, the Restated Credit Agreement requires such obligated subsidiaries to guarantee the Company’s obligations under the Restated Credit Agreement (the "springing guarantee"). In the event that these subsidiary guarantees are triggered under the Restated Credit Agreement the same subsidiary guarantees would be required under the Company's $400 million senior unsecured notes due 2022 and certain hedging and bank product arrangements, if any, with lenders that are parties to the Restated Credit Agreement.
On February 18, 2020, the Company entered into the First Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the "Amendment") among the Company, Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto. The Amendment, among other things, removes the springing guarantee and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2020, the Company was in compliance with all financial covenants under the Restated Credit Agreement. During the year ended December 31, 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different than the effective interest method, through maturity. Amortization of these costs is included in interest expense in the consolidated statements of income.
The proceeds of the Restated Credit Agreement are generally expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses set forth in the Restated Credit Agreement. However, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends while the pandemic is significantly impacting travel and have temporarily suspended activity under our share repurchase program.

Term Loan
To preserve financial flexibility and liquidity during the COVID-19 pandemic, on April 16, 2020, the Company entered into a credit agreement (the "Credit Agreement"), which provided for the $250 million Term Loan (the "Term Loan") with a scheduled maturity date of April 15, 2021, subject to an optional one-year extension if requested by the Company prior to the initial maturity date. The effectiveness of such extension was subject to the consent of the lenders under the Credit Agreement and certain customary conditions.
The Term Loan and all accrued but unpaid interest thereon was required to be repaid in full on the maturity date. Upon the occurrence of certain asset sales, debt issuances and equity issuances, subject to the exceptions set forth in the Credit Agreement, the Company was required to make certain mandatory principal prepayments of the Term Loan in an amount equal to 100% of the net cash proceeds of such transactions.
The Credit Agreement provided that the Company may elect to have the Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin ranging from 200 to 275 basis points or (ii) a base rate plus a margin ranging from 100 to 175 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating.
The Credit Agreement required that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments and effecting mergers and/or asset sales. With respect to dividends and stock repurchases, the Company could not declare or make any payment, subject to certain exceptions set forth in the Credit Agreement, if (i) there is an existing event of default or if the payment would create an event of default or (ii) (x) the Company’s total leverage ratio exceeds 4.0 to 1.0 or (y) liquidity (defined in the Credit Agreement as the Company’s unrestricted cash and cash equivalents plus undrawn amounts under the Company’s existing senior unsecured revolving credit facility) is less than $250 million, in each case, both before or immediately after giving effect to such payment.
The Credit Agreement imposed financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0. If the Company maintained an Investment Grade Rating, as defined in the Credit Agreement, then the Company would not need to comply with the consolidated fixed charge coverage ratio covenant.
The Credit Agreement included customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Credit Agreement to be immediately due and payable.
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

Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes in the principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the previously outstanding senior notes in the principal amount of $250 million due August 28, 2020, and for working capital and other general corporate purposes.
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
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The 2012 Senior Notes will mature on July 1, 2022, with interest to be paid semi-annually on January 1st and July 1st. The Company utilized the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior unsecured senior credit facility, to pay a special cash dividend to stockholders totaling approximately $600.7 million paid on August 23, 2012.
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
On July 9, 2020, the Company commenced the tender offer (the "Tender Offer") to purchase up to $160.0 million aggregate principal amount of the Company’s 2012 Senior Notes subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, including an early tender premium, settlement fees, and accrued interest paid. In combination with the early pay off of the Term Loan, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating joint venture with a commercial lender, which is secured by the building. The construction loan can be drawn up to $34.9 million. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount of $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage is collateralized by the office building, requires monthly payments of principal and interest and matures in December 2020 with a balloon payment due of $6.9 million. At the time of acquisition, the Company determined that the fixed interest rate of 7.26% exceeded market interest rates and therefore the Company increased the carrying value of the debt by $1.2 million to record the debt at fair value. The fair value adjustment will be amortized over the remaining term of the mortgage utilizing the effective interest method. The mortgage principal and outstanding interest was paid off in the amount of $6.9 million at maturity in December 2020.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2020, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
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
On December 28, 2020, the Company reached an agreement to amend the performance conditions and waive any defaults associated with employment levels until April 1, 2021. The Company was in compliance with all applicable current performance conditions in accordance with the amended terms of the agreement as of December 31, 2020.
13. Non-Qualified Retirement, Savings and Investment Plans
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $36.0 million and $32.1 million at December 31, 2020 and 2019, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase (decrease) in compensation expense recorded in SG&A for the years ended December 31, 2020, 2019 and 2018 were $4.5 million, $5.3 million, and $(0.7) million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $31.4 million and $27.1 million as of December 31, 2020 and 2019, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2020, the Company expects

$2.3 million of the assets held in the trust to be distributed during the year ended December 31, 2021 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains and losses in the accompanying consolidated statements of income. The Company recorded investment gains (losses) during the years ended December 31, 2020, 2019 and 2018 of $4.2 million, $4.9 million, and $(1.3) million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2020 and 2019.
14. Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs on a recurring basis.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Mutual funds(1)	$28,520	$28,520	$—	$—
Money market funds(1)	2,836	—	2,836	—
Total	$31,356	$28,520	$2,836	$—
December 31, 2019
Mutual funds(1)	$24,927	$24,927	$—	$—
Money market funds(1)	2,192	—	2,192	—
Total	$27,119	$24,927	$2,192	$—
(1) Included in Investments, employee benefit plans, at fair value and other current assets on the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company’s Restated Credit Agreement adjust frequently based on current market rates; accordingly we believe its carrying amount, when amounts are drawn, approximates fair value.
The fair values of the Company's $400 million 2012 Senior Notes, $400 million 2019 Senior Notes, and $450 million 2020 Senior Notes are classified as Level 2 as the significant inputs are observable in an active market. At December 31, 2019, the $400 million 2012 Senior Notes had an approximate fair value of $432.0 million. On July 23, 2020, the Company purchased approximately $183.4 million aggregate principal amount of the 2012 Senior Notes. At December 31, 2020, the $216.6 million remaining 2012 Senior Notes had an approximate fair value of $232.4 million. At December 31, 2020 and 2019, the $400 million 2019 Senior Notes had an approximate fair value of $438.1 million and $403.4 million, respectively. At December 31, 2020, the $450 million 2020 Senior Notes had an approximate fair value of $498.3 million. Refer to Note 13 for further information on debt.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

15. Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S.	$38,475	$259,943	$251,056
Outside the U.S.	14,531	9,986	22,202
Income from continuing operations before income taxes	$53,006	$269,929	$273,258
The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current tax expense
Federal	$14,345	$31,556	$48,941
State	4,303	10,154	8,966
Foreign	2,300	1,619	1,471
Deferred tax (benefit) expense
Federal	(12,333)	3,380	(1,459)
State	(1,953)	1,635	(959)
Foreign	(29,043)	(1,293)	(57)
Income taxes	$(22,381)	$47,051	$56,903
Net deferred tax assets consisted of:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued compensation	$13,251	$13,070
Deferred revenue	26,430	28,436
Receivable, net	18,044	5,655
Tax credits	11,671	8,978
Operating lease liabilities	6,359	7,324
Foreign net operating losses	5,749	2,330
Non-US intellectual property	30,243	—
Other	5,420	2,827
Total gross deferred tax assets	117,167	68,620
Less: Valuation allowance	(20,099)	(10,840)
Deferred tax assets	$97,068	$57,780
Deferred tax liabilities:
Property, equipment and intangible assets	$(20,331)	$(22,280)
Operating lease ROU assets	(6,359)	(7,324)
Partnership interests	(550)	(3,002)
Other	(2,083)	(4,427)
Deferred tax liabilities	(29,323)	(37,033)
Net deferred tax assets	$67,745	$20,747
The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $9.3 million.
In 2020, the Company identified $14.3 million of state tax credit carryforwards due to expire at various dates but no later than 2035. The Company believes that it is more likely than not that these benefits will not be realized. Accordingly, the Company has provided a valuation allowance of $11.7 million for these credits.

As of December 31, 2020, the Company had foreign net operating losses ("NOLs") of $19.8 million. The Company believes that it is more likely than not that some of these benefits will not be realized. Accordingly, the Company recorded a valuation allowance of $8.4 million on the deferred tax assets related to these foreign net operating losses. We have $10.0 million of foreign NOLs with an indefinite carryforward life. The remaining NOLs with limited carryforward periods will expire beginning in 2026.
On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure. In accordance with ASU 2016-16, the Company recorded a $34.6 million tax benefit and a corresponding deferred tax asset due to the reorganization. As of December 31, 2020, the balance of this deferred tax asset is $30.2 million, net of current year amortization utilization. Due to a decrease in the forecasted international income resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.7 million reflecting a change in the anticipated realizability of this deferred tax asset.
The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.6%	3.5%	2.9%
Benefits related to foreign operations	(4.2)%	(0.6)%	(0.5)%
Benefits related to compensation	(5.8)%	(1.3)%	(1.5)%
Unrecognized tax positions	4.7%	2.0%	(0.4)%
Transition Tax imposed on unrepatriated foreign earnings	—%	—%	(0.1)%
Write-down of net deferred tax assets due to U.S. rate change	—%	—%	0.4%
International Reorganization	(65.2)%	—%	—%
Tax credits	(15.2)%	(9.9)%	(0.5)%
Valuation allowance	17.5%	3.4%	—%
Other	0.4%	(0.7)%	(0.5)%
Effective income tax rates	(42.2)%	17.4%	20.8%
The Company's effective income tax rates from continuing operations were (42.2)%, 17.4% and 20.8%, for the years ended December 31, 2020, 2019 and 2018, respectively.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has incurred tax for the year ended December 31, 2020.
The effective income tax rate for the year ended December 31, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impact of our international reorganization under ASU 2016-16 (partially offset by the related valuation allowance), tax credits recognized during the year of $3.0 million, $4.2 million of excess tax benefits from share-based compensation, and the impact of foreign operations, partially offset by state income taxes, and a change in estimated uncertain tax positions. The effective income tax rate for the year ended December 31, 2019 was lower than the U.S. federal income tax rate of 21% due to tax credits recognized during the year of $11.6 million, $4.4 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by the impact of state income taxes.
As of December 31, 2020, 2019 and 2018, the Company’s gross unrecognized tax benefits totaled $10.2 million, $7.7 million, and $1.6 million, respectively. After considering the deferred income tax accounting impact, it is expected that about $6.9 million of the total as of December 31, 2020 would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in thousands)	2020	2019	2018
Balance, January 1	$7,738	$1,588	$2,284
Changes for tax positions of prior years	1,174	4,633	(861)
Increases for tax positions related to the current year	1,281	2,084	165
Settlements and lapsing of statutes of limitations	—	(567)	—
Balance, December 31	$10,193	$7,738	$1,588
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $9.8 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax return for tax years 2015 and 2016 are currently under examination by the Internal Revenue Service for a tax credit refund claim. The Company's federal income tax return for tax years 2017 and 2018 are also under examination by the Internal Revenue Service. Further, the Company's federal income tax return for tax year 2019 is subject to examination by the Internal Revenue Service.
The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2020 and 2019. The Company had $0.5 million and $0.3 million of accrued interest and penalties at December 31, 2020 and 2019, respectively.
On March 27, 2020, in response to the COVID-19 pandemic, the “Coronavirus Aid, Relief and Economic Security Act” (“CARES”) was signed into law by the President of the United States. The CARES Act includes, among other things, U.S. corporate income tax provisions related to net operating loss carryback periods, alternative minimum tax credits, modifications to interest deduction limitations and technical corrections on tax depreciation methods for qualified improvement property. Many other countries have also introduced various corporate income tax relief provisions in response to the pandemic. The Company does not believe that any of these changes will have a material effect on our financial statements.
16. Share-Based Compensation and Capital Stock
Share-Based Compensation
The Company recognizes compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period based on an estimate of those awards that will ultimately vest. The Company estimates the share-based compensation expense for awards that will ultimately vest at the inception of the grant. Over the life of the grant, the estimate of share-based compensation expense for awards with performance and/or service requirements is adjusted so that compensation cost is generally recognized only for awards that ultimately vest.
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of which 2.4 million shares of the Company's common stock remain available for grant as of December 31, 2020. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.2 million, 0.1 million and 0.1 million options to certain employees of the Company at a fair value of approximately $2.7 million, $2.2 million and $1.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	0.99%	2.46%	2.58%
Expected volatility	20.88%	21.49%	21.17%
Expected life of stock option	5.9 years	4.4 years	4.6 years
Dividend yield	0.99%	1.06%	1.05%
Requisite service period	4 years	4 years	4 years
Contractual life	10 years	7 years	7 years
Weighted average fair value of options granted (per option)	$17.25	$15.84	$16.27

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
The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2020 was $29.7 million and $22.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.9 million, $15.8 million and $26.4 million, respectively.
The Company received $10.2 million, $21.4 million and $41.4 million in proceeds from the exercise of 0.2 million, 0.4 million and 0.8 million employee stock options during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
$45.59 to $55.00	223,012	2.12 years	$51.27	223,012	$51.27
$55.01 to $65.00	194,337	2.2 years	$62.15	169,042	$62.34
$65.01 to $85.00	247,337	4.7 years	$81.32	88,201	$81.39
$85.01 to $91.28	154,924	9.2 years	$91.28	—	$—
	819,610	4.2 years	$70.48	480,255	$60.70
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	For the Year Ended December 31,
	2020	2019	2018
Restricted shares granted	158,133	167,731	101,325
Weighted average grant date fair value per share	$90.18	$81.92	$81.21
Aggregate grant date fair value (in thousands)	$14,260	$13,741	$8,229
Restricted shares forfeited	36,860	32,735	46,785
Vesting service period of shares granted	12 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested (in thousands)	$9,000	$10,671	$8,025
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The Company grants two types of PVRSU awards: PVRSUs with performance conditions based on internal performance metrics and PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group. The vesting of PVRSU stock awards is contingent upon the Company achieving internal performance or TSR targets over a specified period and the employees' continued employment for a service period. These performance and market conditions affect the number of shares that will ultimately vest. During the year ended December 31, 2020, PVRSU awards granted had service periods ranging from 31 - 36 months with award vesting ranges generally between 0% and 200% of the initial units granted.
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

Management monitors current results and forecasts of the relevant internal performance metrics and, as necessary, adjusts the performance-based leveraging of unvested PVRSUs. Compensation expense is recognized only on those PVRSUs that ultimately vest. The Company has currently estimated that between 0% and 115% of the various award targets will be achieved. During the year ended December 31, 2020, the Company reduced the leveraging factor for 230,647 unvested PVRSUs granted in the current and prior periods to 0%, based on management's estimate of achievement of performance targets with contemplation to impacts from the COVID-19 pandemic.
The fair value of TSR PVRSUs are estimated using a Monte Carlo simulation method as of the date of award grant. Compensation expense is recognized ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The following table is a summary of activity related to PVRSU grants:

	For the Years Ended December 31,
	2020	2019	2018
PVRSUs granted at target	170,471	83,934	100,919
Weighted average grant date fair value per share	$134.26	$81.15	$81.25
Aggregate grant date fair value (in thousands)	$22,888	$6,811	$8,200
PVRSUs forfeited & expired	33,080	18,379	27,255
Requisite service period	31 - 36 months	36 to 48 months	36 to 39 months
During the years ended December 31, 2020, 2019 and 2018, PVRSUs totaling 176,471, 73,242 and 31,048, respectively, vested at a fair value of $17.5 million, $5.5 million, and $2.5 million, respectively. During the year ended December 31, 2020, an 30,116 additional units were awarded because the Company's performance exceeded the conditions provided in the awards. During the year ended December 31, 2019, an additional 1,583 units were awarded because the Company's performance exceeded the conditions provided in the awards. During the year ended December 31, 2018, PVRSU award vested at target, therefore no additional PVRSU units were awarded.
As a result of the Company's operating results not achieving certain performance conditions contained in the PVRSU awards, there were PVRSUs that expired of 16,117 shares for the year ended December 31, 2020, zero for the year ended December 31, 2019, and 416 shares for the year ended December 31, 2018.
A summary of stock-based award activity as of December 31, 2020, 2019 and 2018 and the changes during those years are presented below:

	2020
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	873,895	$61.69		312,097	$75.23	330,716	$70.03
Granted	158,620	91.28		158,133	90.18	170,471	134.26
Performance-based leveraging*	—	—		—	—	30,116	60.68
Exercised/vested	(209,209)	49.17		(128,931)	69.80	(176,471)	58.68
Expired	—	—		—	—	(16,117)	60.50
Forfeited	(3,696)	91.28		(36,860)	81.98	(16,963)	82.25
Outstanding as of December 31, 2020	819,610	$70.48	4.2 years	304,439	$84.48	321,752	$109.25
Options exercisable as of December 31, 2020	480,255	$60.70	2.5 years
* PVRSU units outstanding have been increased by 30,116 units during the year ended December 31, 2020, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2019
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019	1,186,180	$54.13		303,765	$65.06	336,820	$63.28
Granted	141,827	81.15		167,731	81.92	83,934	81.15
Performance-based leveraging*	—	—		—	—	1,583	51.49
Exercised/vested	(446,456)	47.96		(126,664)	60.39	(73,242)	50.69
Expired	—	—		—	—	—	—
Forfeited	(7,656)	51.49		(32,735)	72.54	(18,379)	72.50
Outstanding as of December 31, 2019	873,895	$61.69	3.5 years	312,097	$75.23	330,716	$70.03
Options exercisable as of December 31, 2019	513,924	$55.10	2.6 years
* PVRSU units outstanding have been increased by 1,583 units during the year ended December 31, 2019, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

	2018
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	1,976,326	$50.80		348,876	$57.05	294,204	$56.95
Granted	109,045	81.55		101,325	81.21	100,919	81.25
Exercised/vested	(832,809)	49.66		(99,651)	55.64	(31,048)	60.60
Expired	(2,018)	63.47		—	—	(416)	64.49
Forfeited	(64,364)	55.79		(46,785)	60.40	(26,839)	64.49
Outstanding as of December 31, 2018	1,186,180	$54.13	3.5 years	303,765	$65.06	336,820	$63.28
Options exercisable as of December 31, 2018	753,681	$49.55	2.7 years

The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options	$1,975	$2,194	$2,433
Restricted stock	8,731	8,043	6,759
Performance vested restricted stock units	(3,466)	6,409	5,798
Total share-based compensation expense	$7,241	$16,646	$14,990
Income tax benefit	$1,706	$4,010	$3,583

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2020 are as follows:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$3,696	2.6 years
Restricted stock	18,173	2.4 years
Performance vested restricted stock units	33,137	1.6 years
Total	$55,006
Dividends
During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock for $12.5 million. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. Subsequent to the payment of the dividend, in light of uncertainty resulting from the COVID-19 pandemic, the Company’s board of directors suspended future, undeclared dividends while the pandemic is significantly impacting travel.
During the year ended December 31, 2019, the Company's quarterly dividend rate was $0.215 per share for the first three quarters and was $0.225 per share in the fourth quarter of 2019. Annual dividends declared during the year ended December 31, 2019 were $0.87 per share or $48.5 million. During the year ended December 31, 2018, the Company's quarterly dividend rate was $0.215 per share. Annual dividends declared during the year ended December 31, 2018 were $0.86 per share or $48.4 million.
The Company may not declare or make any payment if under the Restated Credit agreement there is an existing event of default or if the payment would create an event of default.
In addition, during the years ended December 31, 2020, 2019 and 2018, the Company paid previously declared but unrecorded dividends totaling $0.4 million, $0.2 million, and $0.1 million, respectively, that were contingent upon the vesting of performance vested restricted units.
Share Repurchases and Redemptions
The Company may purchase stock under a stock repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements.
The Company repurchased 0.5 million shares of common stock under the share repurchase program at a total cost of $43.3 million during the three months ended March 31, 2020. In light of uncertainty resulting from the COVID-19 pandemic, the Company subsequently temporarily suspended activity under the share repurchase program and no additional repurchases were made pursuant to the program for the balance of 2020. During the year ended December 31, 2019, the Company repurchased 0.6 million shares of its common stock under the repurchase program at a total cost of $44.1 million. During the year ended December 31, 2018, the Company repurchased 1.8 million shares of its common stock under the repurchase program at a total cost of $141.2 million. On a cumulative basis through December 31, 2020, the Company repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.5 billion.
During 2020, the Company redeemed 0.1 million shares of common stock at a total cost of approximately $12.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During 2019 and 2018, the Company redeemed 79,603 and 92,366 shares of common stock at a total cost of $6.5 million and $7.4 million, respectively, from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
(in thousands)	2020	2019	2018
Foreign currency translation adjustments	$(4,646)	$(4,550)	$(4,010)
Deferred loss on cash flow hedge	—	—	(1,436)
Total accumulated other comprehensive loss	$(4,646)	$(4,550)	$(5,446)
The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Loss on Cash Flow Hedge	Foreign Currency Items	Total	Loss on Cash Flow Hedge	Foreign Currency Items	Total
Beginning Balance	$—	$(4,550)	$(4,550)	$(1,436)	$(4,010)	$(5,446)
Other comprehensive loss before reclassification	—	(96)	(96)	—	(540)	(540)
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,436	—	1,436
Net current period other comprehensive (loss) income	—	(96)	(96)	1,436	(540)	896
Ending Balance	$—	$(4,646)	$(4,646)	$—	$(4,550)	$(4,550)
During the year ended December 31, 2019, $0.8 million and $0.6 million was reclassified from accumulated other comprehensive loss to Interest expense and Loss on extinguishment of debt, respectively, in the Company's Consolidated Statements of Income with reference to a cash flow hedge loss on an interest rate contract. There was no income tax expense or benefit. There were no amounts reclassified during the year ended December 31, 2020, as the debt related to the Interest rate contract was paid off in December 2019.
18. Earnings Per Share
The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation basic earnings per share (“EPS”) using the two-class method. The unvested restricted shares are both potential common shares and participating securities, the Company calculates diluted earnings per share by the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for net income available to common shareholders shown below excludes the distribution of dividends and undistributed earnings attributable to participating securities from the numerator. Stock options are included in the diluted earnings per share calculation unless the stock options are anti-dilutive. PVRSUs are also included in the diluted earnings per share calculation if the performance or market conditions have been met as of the reporting date.

The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income	$75,387	$222,878	$216,355
Income allocated to participating securities	(423)	(1,352)	(1,248)
Net income available to common shareholders	$74,964	$221,526	$215,107
Denominator:
Weighted average common shares outstanding - basic	55,175	55,358	56,130
Basic earnings per share	$1.36	$4.00	$3.83

Numerator:
Net income	$75,387	$222,878	$216,355
Income allocated to participating securities	(423)	(1,346)	(1,241)
Net income available to common shareholders	$74,964	$221,532	$215,114
Denominator:
Weighted average common shares outstanding - basic	55,175	55,358	56,130
Diluted effect of stock options and PVRSUs	354	310	471
Weighted average common shares outstanding - diluted	55,529	55,668	56,601
Diluted earnings per share	$1.35	$3.98	$3.80
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock Options	155	—	106
PVRSUs	231	168	243
19. Leases
Lessee
The Company has operating leases primarily for office space, buildings, and equipment. Our leases have remaining lease terms of one month to four years, some of which may include options to extend leases for up to fifteen years and some which may include options to terminate the leases within one year.
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$9,700	$9,837
Short-term lease cost	280	—
Sublease income	—	(84)
Total lease cost	$9,980	$9,753

Leases recorded on the consolidated balance sheet consist of the following:

	December 31,
(in thousands)	2020	2019
Assets:
Operating lease right-of-use assets	$17,688	$24,088
Liabilities:
Current operating lease liabilities	$10,603	$10,099
Long-term operating lease liabilities	12,739	21,270
Total lease liabilities	$23,342	$31,369
Other information related to the Company's lease arrangements is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,926	$12,322
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$2,364	$3,818
Weighted-average remaining lease term	2.24 years	3.09 years
Weighted-average discount rate(1)	3.55%	3.60%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.
Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)
2021	$11,237
2022	9,506
2023	3,623
2024	51
2025	—
Thereafter	—
Total minimum lease payments	$24,417
Less imputed interest	1,075
Present value of minimum lease payments	$23,342
During the year ended December 31, 2019, the Company entered into a sale and leaseback transaction in which we sold an office building for a gain of $2.0 million within the Marketing and reservation system line item on the consolidated statements of income and entered into a lease that terminated in 2020. This lease is included in the tables above.
In the third quarter of 2019, we entered into one office lease agreement with an unrelated third-party that we expect to account for as an operating lease. This lease is not reflected in our consolidated balance sheets or in the table above as the leases have not commenced. The lease has an approximate 10-year term and expected to commence in the third quarter of 2021.
Lessor
The Company leases to third-party tenants (i) a commercial office building with a lease term that expired as of December 31, 2020 and (ii) a restaurant space within an operating hotel with a remaining lease term of less than nine years. Income for the two leases comprises of fixed and fixed escalating lease payments of $1.4 million and $1.2 million, respectively, for the years ended December 31, 2020 and 2019. Neither lease contains an option to purchase the underlying assets. The Company elected to not separate lease and nonlease components.

Related Party
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the years ended December 31, 2020 and 2019, the Company received $0.2 million and $12 thousand, respectively, pursuant to this arrangement.
In December 2013, the Company's board of directors approved an arrangement between the Company and an entity controlled by the family members of the Company's largest shareholder to sublease approximately 2,200 square feet of office space located in Chevy Chase, Maryland. The sublease had a month-to-month term, with a 90-day notice period and annual lease payments totaling approximately $0.1 million. The sublease was not renewed following April 2019. During the year ended December 31, 2019, the Company received approximately $49 thousand in rent payments associated with this lease. Subsequently, the entity affiliated with the Company's largest shareholder entered into a separate lease with a third-party lessor and the Company reimburses the entity for use of the space by the Company's Chairman. During the years ended December 31, 2020 and 2019, the Company reimbursed the entity approximately $66 thousand and $76 thousand, respectively.
20. Reportable Segments
The Hotel Franchising reportable segment includes the Company's hotel franchising operations consisting of its 14 brands. The 14 brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation system activities to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related joint ventures is allocated to the Company's hotel franchising segment.
The Company evaluates its hotel franchising segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, other gains and losses or income taxes, which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues, rental income related to an office building owned by the Company, and revenues related to the Company's SaaS technology solutions division which provide cloud-based property management software to non-franchised hoteliers.
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

The following tables present the financial information for the Company's segments:

	For the Year Ended December 31, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$747,329	$28,257	$(1,514)	$774,072
Operating income (loss)	191,301	(69,248)	—	122,053
Depreciation and amortization	8,000	17,831	—	25,831
Income (loss) before income taxes	176,012	(123,006)	—	53,006

	For the Year Ended December 31, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,085,860	$30,700	$(1,740)	$1,114,820
Operating income (loss)	392,405	(73,763)	—	318,642
Depreciation and amortization	7,995	10,833	—	18,828
Income (loss) before income taxes	382,829	(112,900)	—	269,929

	For the Year Ended December 31, 2018
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,027,047	$14,257	$—	$1,041,304
Operating income (loss)	378,014	(59,540)	—	318,474
Depreciation and amortization	7,352	6,978	—	14,330
Income (loss) before income taxes	372,691	(99,433)	—	273,258
The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2020, 2019 and 2018 were $42.6 million, $69.5 million, and $72.1 million, respectively.
21. Related Party Transactions
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
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. In June 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of six WoodSpring branded hotels. For each of the years ended December 31, 2020 and 2019, there was one new franchise agreement signed between the Company and Sunburst. As of December 31, 2020, Sunburst operates 4 hotels under franchise with the Company.
Total franchise fees, including royalty and marketing and reservation system fees, paid by Sunburst to the Company included in the accompanying consolidated financial statements were $0.5 million, $1.8 million, and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, accounts receivable included $0.1 million and $0.2 million, respectively, due from Sunburst.

22. Transactions with Unconsolidated Joint Ventures
The Company extends loans to various unconsolidated joint ventures or members of our unconsolidated joint ventures. The Company has a total principal balance on these loans of $90.7 million and $96.0 million as of December 31, 2020 and December 31, 2019, respectively. These loans mature at various dates and bear interest at fixed and variable rates that is typically payable monthly.
The Company signed a management fee arrangement for marketing services with a joint venture partner. For the years ended December 31, 2020, 2019 and 2018, fees earned and payroll costs reimbursed under this arrangement totaled $1.3 million, $2.3 million and $1.7 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated joint ventures listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $13.9 million, $25.2 million, and $25.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded $2.4 million and $1.4 million as a receivable due from these joint ventures as of December 31, 2020 and 2019, respectively.
23. Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of December 31, 2020 and December 31, 2019, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at December 31, 2020:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At December 31, 2020, the Company had commitments to extend an additional $304.6 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $8.4 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. For the year ended December 31, 2020, the Company has committed to provide an aggregate of approximately $1.0 million, upon certain conditions being met. As of December 31, 2020, no amounts have been disbursed.
•In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a hotel through a consolidated joint venture with a commercial lender, which was secured by the building. The Company had a carve-out guaranty on the loan to the extent amounts drawn were outstanding. On March 5, 2020, the Company paid off the construction loan in the amount $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.
•The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. In accordance with terms of our franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to assess and collect such amounts.
In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.
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

25. Future Adoption of Accounting Standards
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
ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 26, 2021

Item 9B. Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
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

Item 11.Executive Compensation.
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

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category at December 31, 2020.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	819,610	$70.48	2,405,919
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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
Schedule II-Valuation and Qualifying Accounts.
All other schedules are omitted because they are not applicable.

1. Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(q)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

4.04(r)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05(cc)	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.06(dd)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

10.02A(s)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.03(e)†	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(m)	Office Lease, dated July 11, 2011, between Choice Hotels International Services Corp., a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership

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

10.06(z)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.07(p)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.07A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.08(n)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.08A(s)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.08B(aa)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.10(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.10A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.11(bb)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.12(x)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

10.13(w)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

10.14(l)	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

10.15(l)	Fourth Amendment to Office Lease between Choice Hotels International Services Corp. a wholly owned subsidiary of Choice Hotels International, Inc., and FP Rockville II Limited Partnership, dated September 25, 2019

10.16(k)	First Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

10.17(ee)	Extension Confirmation Letter dated as of August 12, 2020 in connection with Senior Unsecured Credit Agreement

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Indicates a management contract or compensatory plan.

(a)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Registration Statement on Form S-4, filed August 31, 1998.
(b)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019.
(c)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed on May 1, 2013.
(d)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.
(e)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed on May 5, 2006.
(f)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013.
(g)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 2, 2009.
(h)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.
(i)Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.
(j)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated August 25, 2010, filed August 25, 2010.
(k)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 18, 2020, filed February 21, 2020.
(l)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 5, 2019.
(m)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011.
(n)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 5, 2011, filed May 10, 2011.
(o)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017.
(p)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.
(q)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated June 22, 2012, filed June 27, 2012.
(r)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on November 27, 2019.
(s)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012.
(t)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014.
(u)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 24, 2015, filed April 29, 2015.
(v)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated January 12, 2016 and filed January 13, 2016.
(w)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on August 20, 2018.
(x)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated December 15, 2017, filed December 18, 2017.
(y)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 4, 2017.
(z)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 21, 2017, filed April 24, 2017.
(aa) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated and filed September 18, 2017.
(bb) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017.
(cc) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 3, 2020.

(dd) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on July 23, 2020.
(ee) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,2020, filed November 5, 2020.

Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Patrick S. Pacious
Patrick S. Pacious President and Chief Executive Officer

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 26, 2021
Stewart Bainum, Jr.

/s/ BARBARA T. ALEXANDER	Director	February 26, 2021
Barbara T. Alexander

/s/ WILLIAM L. JEWS	Director	February 26, 2021
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2021
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	February 26, 2021
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	February 26, 2021
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 26, 2021
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 26, 2021
John P. Tague

/s/ LIZA LANDSMAN	Director	February 26, 2021
Liza Landsman

/s/ MAUREEN SULLIVAN	Director	February 26, 2021
Maureen Sullivan

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Dominic E. Dragisich

/s/ ELIZABETH A. REDMOND	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Elizabeth A. Redmond