Form 10-Q
period 2021-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2021-05-10
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on April 30, 2021 was 55,560,688.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
REVENUES
Royalty fees	$66,047	$70,339
Initial franchise and relicensing fees	5,427	7,284
Procurement services	11,191	13,797
Marketing and reservation system	91,521	110,385
Owned hotels	4,354	9,422
Other	4,407	6,948
Total revenues	182,947	218,175
OPERATING EXPENSES
Selling, general and administrative	30,267	28,383
Depreciation and amortization	6,362	6,529
Marketing and reservation system	98,173	130,447
Owned hotels	4,147	6,034
Total operating expenses	138,949	171,393
Operating income	43,998	46,782
OTHER INCOME AND EXPENSES, NET
Interest expense	11,777	11,380
Interest income	(1,281)	(2,288)
Loss on extinguishment of debt	—	607
Other (gain) loss	(1,205)	4,729
Equity in net loss of affiliates	5,997	1,955
Total other income and expenses, net	15,288	16,383
Income before income taxes	28,710	30,399
Income tax expense (benefit)	6,373	(25,064)
Net income	$22,337	$55,463

Basic earnings per share	$0.40	$1.00
Diluted earnings per share	$0.40	$0.99

Cash dividends declared per share	$—	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net income	$22,337	$55,463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	52	(664)
Other comprehensive income (loss), net of tax	52	(664)
Comprehensive income	$22,389	$54,799
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$222,961	$234,779
Receivables (net of allowance for credit losses of $65,728 and $59,424, respectively)	156,754	149,921
Income taxes receivable	2,791	4,186
Notes receivable (net of allowance for credit losses of $6,094 and $4,179, respectively)	38,286	24,048
Other current assets	24,352	19,980
Total current assets	445,144	432,914
Property and equipment, at cost, net	336,508	334,901
Operating lease right-of-use assets	15,312	17,688
Goodwill	159,196	159,196
Intangible assets, net	306,868	303,725
Notes receivable (net of allowance for credit losses of $13,524 and $15,305, respectively)	82,651	95,785
Investments, employee benefit plans, at fair value	28,558	29,104
Investments in unconsolidated entities	53,003	57,879
Deferred income taxes	69,094	67,745
Other assets	87,804	88,396
Total assets	$1,584,138	$1,587,333
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$70,980	$83,329
Accrued expenses and other current liabilities	65,687	78,920
Deferred revenue	52,701	50,290
Liability for guest loyalty program	54,432	43,308
Total current liabilities	243,800	255,847
Long-term debt	1,059,169	1,058,738
Long-term deferred revenue	114,279	122,406
Deferred compensation and retirement plan obligations	33,114	33,756
Income taxes payable	23,394	23,394
Operating lease liabilities	10,212	12,739
Liability for guest loyalty program	71,428	77,071
Other liabilities	9,507	9,134
Total liabilities	1,564,903	1,593,085
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2021 and December 31, 2020; 55,537,836 and 55,535,554 shares outstanding at March 31, 2021 and December 31, 2020, respectively	951	951
Additional paid-in-capital	237,538	233,921
Accumulated other comprehensive loss	(4,594)	(4,646)
Treasury stock, at cost; 39,527,802 and 39,530,084 shares at March 31, 2021 and December 31, 2020, respectively	(1,261,494)	(1,260,478)
Retained earnings	1,046,834	1,024,500
Total shareholders’ equity (deficit)	19,235	(5,752)
Total liabilities and shareholders’ equity (deficit)	$1,584,138	$1,587,333
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,337	$55,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,362	6,529
Depreciation and amortization – marketing and reservation system	5,815	4,873
Franchise agreement acquisition cost amortization	3,044	2,819
Loss on debt extinguishment	—	607
Non-cash stock compensation and other charges	5,026	(2,575)
Non-cash interest and other investment (income) loss	(2,059)	4,339
Deferred income taxes	(1,378)	(26,677)
Equity in net losses from unconsolidated joint ventures, less distributions received	5,997	2,105
Franchise agreement acquisition costs, net of reimbursements	(6,770)	(7,122)
Change in working capital and other	(38,254)	(34,597)
Net cash provided by operating activities	120	5,764
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(9,364)	(6,229)
Investment in intangible assets	(885)	(1,004)
Contributions to equity method investments	(968)	(2,201)
Distributions from equity method investments	—	157
Purchases of investments, employee benefit plans	(551)	(1,544)
Proceeds from sales of investments, employee benefit plans	1,992	1,697
Issuance of notes receivable	—	(5,778)
Collection of notes receivable	63	63
Other items, net	—	14
Net cash used in investing activities	(9,713)	(14,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	—	396,800
Principal payments on long-term debt	—	(33,239)
Purchase of treasury stock	(5,046)	(54,072)
Dividends paid	—	(12,791)
Proceeds from exercise of stock options	2,845	1,235
Net cash (used in) provided by financing activities	(2,201)	297,933
Net change in cash and cash equivalents	(11,794)	288,872
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	(684)
Cash and cash equivalents at beginning of period	234,779	33,766
Cash and cash equivalents at end of period	$222,961	$321,954

Supplemental disclosure of cash flow information
Cash payments during the period for:
Income taxes, net of refunds	$323	$1,024
Interest, net of capitalized interest	$14,349	$12,627
Non-cash investing and financing activities:
Dividends declared but not paid	$—	$12,313
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$2,785	$2,709

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (1)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share based payment activity (2)	294,826	—	(9,607)	—	8,089	(269)	(1,787)
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss)	—	—	—	52	—	—	52
Share based payment activity (2)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235
(1) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent amendments issued thereafter (collectively "Topic 326"), which was adopted on January 1, 2020. Refer to Note 3.
(2) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In April 2020, subsequent to the payment of the dividend and in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. During 2020 and 2021, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share based payment activity. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Refer to Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments that are necessary to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021. Interim results are not necessarily indicative of the entire year results.
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with current year presentation. Foreign currency transaction gains and losses that were previously presented in selling, general and administrative ("SG&A") expenses are now presented within other gain (loss) in the consolidated statements of income. The reclassification had no effect on the Company’s previously reported results of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2020. The significant accounting policies that changed in 2021 are set forth below.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification ("ASC") 740, Income Taxes. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption does not have material impacts on our consolidated financial statements and disclosures.
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
Significant changes in the contract liabilities balances during the period December 31, 2020 to March 31, 2021 are as follows:

(in thousands)
Balance as of December 31, 2020	$156,227
Increases to the contract liability balance due to cash received	15,125
Revenue recognized in the period	(18,826)
Balance as of March 31, 2021	$152,526
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $152.5 million as of March 31, 2021. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$66,047	$—	$66,047	$70,339	$—	$70,339
Initial franchise and relicensing fees	5,427	—	5,427	7,284	—	7,284
Procurement services	10,739	452	11,191	13,288	509	13,797
Marketing and reservation system	79,052	12,469	91,521	99,329	11,056	110,385
Owned hotels	3,517	722	4,239	8,021	1,293	9,314
Other	4,407	—	4,407	6,687	—	6,687
Total Topic 606 revenues	$169,189	$13,643	182,832	$204,948	$12,858	217,806
Non-Topic 606 revenues			115			369
Total revenues			$182,947			$218,175
Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $6.0 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively, and are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $0.3 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.
3.    Notes Receivable and Allowance for Credit Losses
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets.

The composition of notes receivable balances based on the level of security credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Senior	$105,333	$104,716
Subordinated	33,672	33,234
Unsecured	1,550	1,367
Total notes receivable	140,555	139,317
Total allowance for notes receivable credit losses	19,618	19,484
Total notes receivable, net of allowance	$120,937	$119,833
Current portion, net of allowance	$38,286	$24,048
Long-term portion, net of allowance	$82,651	$95,785
Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2021	2020	2019	Prior	Total
Senior	$—	$—	$28,981	$76,352	$105,333
Subordinated	—	—	2,591	31,081	33,672
Unsecured	—	—	—	1,550	1,550
Total notes receivable	$—	$—	$31,572	$108,983	$140,555
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326:

(in thousands)	March 31, 2021	December 31, 2020
Beginning balance	$19,484	$4,556
Allowances established from adoption of Topic 326	—	8,348
Provision for credit losses	134	7,634
Write-offs	—	(1,054)
Ending balance	$19,618	$19,484
The provisions recorded in the three months ended March 31, 2021 primarily results from changes in the classification of certain loans as collateral-dependent and associated revisions to their allowances. Allowances for credit losses attributable to collateral-dependent loans is $3.5 million and $7.8 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, two loans with senior or subordinated tranches met the definition of collateral-dependent and are collateralized by either land parcels or membership interests in the borrowing entities. The Company used a discounted cash flow ("DCF") technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. In projecting cash flows, the Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent.
During the first quarter of 2021, a loan with senior and subordinated tranches, that met the definition of collateral-dependent as of December 31, 2020, was restructured and as a result no longer meets the classification of collateral-dependent as of March 31, 2021.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans to be past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. Although the Company considers loans to be in default if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $50.7 million and $28.9 million at March 31, 2021 and December 31, 2020, respectively.

The Company has identified loans totaling approximately $13.1 million as of both March 31, 2021 and December 31, 2020, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.6 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2021
Senior	$—	$15,200	$15,200	$90,133	$105,333
Subordinated	—	2,209	2,209	31,463	33,672
Unsecured	—	—	—	1,550	1,550
	$—	$17,409	$17,409	$123,146	$140,555
As of December 31, 2020
Senior	$—	$15,200	$15,200	$89,516	$104,716
Subordinated	—	2,209	2,209	31,025	33,234
Unsecured	—	—	—	1,367	1,367
	$—	$17,409	$17,409	$121,908	$139,317
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of March 31, 2021. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $120.1 million and $119.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.
4.    Investments in Unconsolidated Entities
The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $51.6 million and $56.9 million on the consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended March 31, 2021 and 2020, the Company recognized losses totaling $6.4 million and $2.0 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
During the first quarter of 2021, the Company recognized an impairment charge of $4.8 million related to an equity method investment. The Company assessed the estimated fair value of the investment from comparable market transactions of the investment. Based on this analysis, the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded an impairment charge from the carrying value to the estimated fair value for the investment. The impairment charge is classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 11.

5.    Debt
Debt consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $6.0 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively	$444,012	$443,860
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.2 million and $5.4 million at March 31, 2021 and December 31, 2020, respectively	394,786	394,635
$400 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.6 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively	215,955	215,827
$600 million senior unsecured revolving credit facility (1)	—	—
Economic development loans with an effective interest rate of 3.00% at March 31, 2021 and December 31, 2020, respectively	4,416	4,416
Long-term debt	$1,059,169	$1,058,738
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full and the facility remains undrawn upon as of December 31, 2020 and March 31, 2021. As there are no outstanding borrowings at December 31, 2020 or March 31, 2021, deferred issuance costs for the senior unsecured revolving credit facility of $2.4 million and $2.3 million, respectively, are presented in non-current Other Assets in the Consolidated Balance Sheets.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive loss before reclassification	52
Net current period other comprehensive income (loss)	52
Balance as of March 31, 2021	$(4,594)

(in thousands)
Balance as of December 31, 2019	$(4,550)
Other comprehensive loss before reclassification	(664)
Net current period other comprehensive income (loss)	(664)
Balance as of March 31, 2020	$(5,214)
The other comprehensive loss before reclassification for both the three months ended March 31, 2021 and 2020 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2021
Mutual funds (1)	$28,880	$28,880	$—	$—
Money market funds (1)	2,485	—	2,485	—
Total	$31,365	$28,880	$2,485	$—
As of December 31, 2020
Mutual funds (1)	$28,520	$28,520	$—	$—
Money market funds (1)	2,836	—	2,836	—
Total	$31,356	$28,520	$2,836	$—
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
The fair values of the Company's $400 million 2012 Senior Notes, $400 million 2019 Senior Notes, and $450 million 2020 Senior Notes are classified as Level 2, as the significant inputs are observable in an active market. At March 31, 2021 and December 31, 2020, the $216.6 million remaining 2012 Senior Notes had an approximate fair value of $228.8 million and $232.4 million. At March 31, 2021 and December 31, 2020, the $400 million 2019 Senior Notes had an approximate fair value of $418.9 million and $438.1 million, respectively, and the $450 million 2020 Senior Notes had an approximate fair value of $471.9 million and $498.3 million, respectively. Refer to Note 5 for further information on debt.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 22.2% and (82.5)% for the three months ended March 31, 2021 and 2020, respectively.
The effective income tax rate for the three months ended March 31, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and foreign operations, partially offset by $0.8 million of excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended March 31, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of our international reorganization in accordance with ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer, that resulted in a $30.6 million tax benefit. The effective income tax rate was also lower due to $2.4 million of excess tax benefits from share-based compensation.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provided opportunities to support companies affected by the COVID-19 pandemic and contained numerous income tax provisions. The provisions in the CARES Act do not have any significant impact to the Company's consolidated financial statements.

9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax benefit are as follows for three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Stock options	$616	$491
Restricted stock awards	2,519	1,944
Performance vested restricted stock units	1,666	(5,187)
Total share-based compensation expense	$4,801	$(2,752)
Income tax benefit (expense)	$1,157	$(674)
A summary of share-based award activity as of and changes during the three months ended March 31, 2021 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	819,610	$70.48		304,439	$84.48	321,752	$109.25
Granted	280,811	104.87		43,607	105.24	96,447	108.52
Performance-Based Leveraging (1)	—	—		—	—	920	81.55
Exercised/Vested	(48,237)	59.00		(84,711)	82.20	(3,986)	81.55
Expired	—	—		—	—	(72,944)	81.55
Forfeited	—	—		(5,998)	82.63	(1,003)	97.68
Outstanding at March 31, 2021	1,052,184	$80.19	5.7 years	257,337	$88.79	341,186	$113.22
Options exercisable at March 31, 2021	556,285	$65.32	3.1 years
(1) PVRSUs outstanding have been increased by 920 units in the three months ended March 31, 2021 due to the Company exceeding the targeted performance conditions contained in PVRSUs granted in prior periods.
Stock Options
The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2021 Grants
Risk-free interest rate	0.94%
Expected volatility	29.23%
Expected life of stock option	5.9 years
Dividend yield (1)	0.82%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$28.00
(1) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Refer to Note 14.
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the three months ended March 31, 2021 range from 9 to 48 months.
Performance Vested Restricted Stock Units
The Company grants three types of PVRSU awards: i) PVRSUs with performance conditions based on internal performance conditions, ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and iii) PVRSUs with both performance and market conditions. The vesting of PVRSU awards is contingent upon the Company achieving internal performance and/ or TSR targets over a specified period and the employees' continued employment for a service period. These performance and market conditions affect the number of shares that will ultimately vest.
During the three months ended March 31, 2021, the Company granted PVRSUs with market conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.
The fair value of PVRSUs with only internal performance conditions is measured by the market price of the Company's common stock on the date of award grant. Compensation expense is recognized ratably over the requisite service period based on the Company's estimate of the achievement of the performance conditions. Management monitors current results and forecasts of the relevant internal performance and, as necessary, adjusts the performance-based leveraging of unvested PVRSUs.
The fair value of PVRSUs with market conditions is estimated using a Monte Carlo simulation method as of the date of award grant. Compensation expense is recognized ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of PVRSUs with both performance and market conditions is estimated using a Monte Carlo simulation method as of the date of award grant. Compensation expense is recognized ratably over the requisite service period based on the Company's estimate of the achievement of the performance conditions, with subsequent adjustments made for performance-based leveraging of unvested PVRSUs, as necessary.
During the three months ended March 31, 2020, the Company reduced the leveraging factor for 227,114 unvested PVRSUs periods to 0%.
Share Repurchases and Redemptions
There were no purchases of common stock under the share repurchase program during the three months ended March 31, 2021. During three months ended March 31, 2021, the Company redeemed 46,499 shares of common stock at a total cost of $5.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, the Company temporarily suspended activity under the Company's share repurchase program. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

10.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic earnings per share (“EPS”) using the two-class method. As the shares of restricted stock are both potential shares of common stock and participating securities, the Company calculates diluted earnings per share by the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for net income available to common shareholders excludes the distribution of dividends and undistributed earnings attributable to participating securities from the numerator. The diluted earnings weighted average shares of common stock outstanding includes stock options, PVRSUs and RSUs. Stock options are included in the calculation, unless the exercise price is lower than the Company’s average share price for the period as the inclusion would be anti-dilutive. PVRSUs are included in the calculation if the performance condition has been met or the market condition is probable as of the reporting date.
The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income	$22,337	$55,463
Income allocated to participating securities	(110)	(317)
Net income available to common shareholders	$22,227	$55,146
Denominator:
Weighted average shares of common stock outstanding – basic	55,263	55,343
Basic earnings per share	$0.40	$1.00

Numerator:
Net income	$22,337	$55,463
Income allocated to participating securities	(110)	(316)
Net income available to common shareholders	$22,227	$55,147
Denominator:
Weighted average shares of common stock outstanding – basic	55,263	55,343
Diluted effect of stock options and PVRSUs	398	334
Weighted average shares of common stock outstanding – diluted	55,661	55,677
Diluted earnings per share	$0.40	$0.99
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect or the performance or market conditions have not been met:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Stock options	—	159
PVRSUs	83	253
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
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$177,218	$6,040	$(311)	$182,947	$208,047	$10,905	$(777)	$218,175
Operating income (loss)	$58,153	$(14,155)	$—	$43,998	$50,986	$(4,204)	$—	$46,782
Income (loss) before income taxes	$51,911	$(23,201)	$—	$28,710	$48,579	$(18,180)	$—	$30,399
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at March 31, 2021:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At March 31, 2021, the Company had commitments to extend an additional $291.2 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $8.4 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. In the first quarter of 2021, the Company has committed to provide an aggregate of approximately $1.0 million, upon certain conditions being met. As of March 31, 2021, no amounts have been disbursed.
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
13.     Transactions with Unconsolidated Joint Ventures
The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended March 31, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $0.2 million and $0.4 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended March 31, 2021 and 2020, the Company recorded royalty and marketing reservation system fees of approximately $2.9 million and $4.6 million, respectively. The Company recorded $2.2 million and $2.4 million as a receivable due from these joint ventures as of March 31, 2021 and December 31, 2020, respectively.
14.     Subsequent Events
On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. The dividend is payable on July 16, 2021, to stockholders of record on July 1, 2021.
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Impact of the COVID-19 Pandemic
The evolving spread of COVID-19 has caused significant disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of and occupancy limits on many businesses, travel restrictions, cancellation of events, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The development of effective vaccines and on-going distribution and vaccination efforts are significant and positive developments. However, the extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, and the effectiveness of actions by government authorities and the public to contain the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March resulting in significant decreases in revenue per available room ("RevPAR"). These trends steadily improved, albeit remained significantly impacted, over the remainder of 2020, resulting in full year 2020 domestic RevPAR experiencing a decline of approximately 30.7% from full year 2019. For the reasons cited above, we expect our results of operations to continue to be impacted in 2021. The first quarter 2021 domestic RevPAR experienced declines of approximately 4.4% and 18.7% relative to first quarter 2020 and first quarter 2019, respectively. As of both March 31, 2021 and April 30, 2021, there were less than 1% of Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election, compared to approximately 10% as of March 31, 2020.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of March 31, 2021, the Company had approximately $823.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
In response to the COVID-19 pandemic, we implemented measures during 2020 to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. The measures that remain in effect or have been added to during the first quarter of 2021 include, but are not limited to, the following:
•Implemented fee-deferral programs for domestic and international franchisees.
•Reduced one-time reputation management fees and guest relations handling fees.
•Extended capital-intensive brand deadlines and created more flexible brand standard options to assist franchisees.
•Advised franchisees on benefits and eligibility requirements of government relief SBA programs and other CARES Act and American Rescue Plan Act of 2021 provisions.
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
As disclosed above, domestic occupancy and RevPAR of the Company's branded hotels continue to be impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have experienced less severe operational declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition during the first quarter of 2021 relative to the first quarter of 2019.
While a recovery in the hospitality industry has commenced, industry projections anticipate that recovery to 2019 operating performance span multiple years. As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery for the industry.

In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part II, Item 1A of this Form 10-Q.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,138 hotels open comprising 603,767 rooms and 1,001 hotels under construction, awaiting conversion or approved for development comprising 84,450 rooms as of March 31, 2021, located in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
The Company's primary segment is the hotel franchising business. The Company's domestic operations are conducted through direct franchising relationships and the ownership of five Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising or master development (collectively, "master franchising") relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests hotels, five owned hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, as a result of the COVID-19 pandemic, historical trends may not be reliable to predict future performance.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial and relicensing fee revenue, ongoing royalty fees, and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related companies.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and we expect will continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our first quarter 2021 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. While we continue to actively manage and eliminate certain discretionary marketing and reservation system expenditures, as a result of lower occupancy and therefore, lower marketing and reservation system fees generated, we realized marketing and reservation expenditures in excess of fees in the first quarter of 2021, and anticipate expenditures to exceed fees for the remainder of 2021.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
As discussed above, the Company has taken measures to combat the impact of the COVID-19 pandemic on our business. These measures have been and remain an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities we execute against to create value for our shareholders over the long-term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, the Company's hotels have and are presently continuing to experience declines in occupancy and RevPAR and there still remains a small subset of hotels with temporarily suspended operations resulting from the impacts of the COVID-19 pandemic. These declines and suspended operations have impacted the profitability of the Company in the first quarter of 2021 and will impact the Company for as long as the COVID-19 pandemic is significantly impacting travel.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees due to the impacts of the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the three months ended March 31, 2021, marketing and reservation system expenses exceeded revenues by $6.7 million, respectively. During the three months ended March 31, 2020, marketing and reservation system revenues exceeded expenses by $20.1 million.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, in April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
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
Revenues, excluding marketing and reservation system activities: The Company utilizes revenues, excluding marketing and reservation system activities rather than total revenues when analyzing the performance of the business. Marketing and reservation system activities are excluded since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for system-wide marketing and reservation system activities. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended March 31,
(in thousands)	2021	2020
Total revenues	182,947	218,175
Adjustments:
Marketing and reservation system revenues	(91,521)	(110,385)
Revenues, excluding marketing and reservation system activities	$91,426	$107,790

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2021 and 2020
Summarized financial results for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
REVENUES
Royalty fees	$66,047	$70,339
Initial franchise and relicensing fees	5,427	7,284
Procurement services	11,191	13,797
Marketing and reservation system	91,521	110,385
Owned hotels	4,354	9,422
Other	4,407	6,948
Total revenues	182,947	218,175
OPERATING EXPENSES
Selling, general and administrative	30,267	28,383
Depreciation and amortization	6,362	6,529
Marketing and reservation system	98,173	130,447
Owned hotels	4,147	6,034
Total operating expenses	138,949	171,393
Operating income	43,998	46,782
OTHER INCOME AND EXPENSES, NET
Interest expense	11,777	11,380
Interest income	(1,281)	(2,288)
Loss on extinguishment of debt	—	607
Other (gain) loss	(1,205)	4,729
Equity in net loss of affiliates	5,997	1,955
Total other income and expenses, net	15,288	16,383
Income before income taxes	28,710	30,399
Income tax expense (benefit)	6,373	(25,064)
Net income	$22,337	$55,463
Results of Operations
The Company recorded income before income taxes of $28.7 million for the three-month period ended March 31, 2021, a $1.7 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $2.8 million decrease in operating income, a $4.0 million increase in equity in net loss of affiliates, a $1.0 million decrease in interest income, and a $0.4 million increase in interest expense, partially offset by a $5.9 million increase in other gains, and a $0.6 million loss on extinguishment of debt for the three-month period ended March 31, 2020.
Operating income decreased $2.8 million primarily due to a $4.3 million decrease in royalty revenues, a $3.1 million decrease in owned hotels revenues in excess of expenses, a $2.6 million decrease in procurement services revenues, a $2.5 million decrease in other revenues, a $1.9 million increase in SG&A expenses, and a $1.9 million decrease in initial franchise and relicensing fees, partially offset by a $13.3 million decrease in the net deficit generated from marketing and reservation system activities.

The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2021 decreased $3.3 million to $63.0 million from $66.3 million for the three months ended March 31, 2020, a decrease of 5.0%. The decrease in domestic royalties reflect a 4.4% decrease in domestic RevPAR. System-wide RevPAR decreased due to a 6.4% decrease in average daily rates, partially offset by a 100 basis point increase in occupancy. The decrease in domestic royalties is partially offset by an increase in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.95% for the three months ended March 31, 2020 to 5.02% for the three months ended March 31, 2021.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2021			March 31, 2020
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$80.51	48.9%	$39.34	$87.57	48.3%	$42.33	(8.1)%	60	bps	(7.1)%
Sleep	72.72	47.6%	34.65	78.82	48.9%	38.54	(7.7)%	(130)	bps	(10.1)%
Quality	69.89	42.2%	29.52	72.79	41.7%	30.36	(4.0)%	50	bps	(2.8)%
Clarion	69.39	33.0%	22.91	74.59	36.7%	27.34	(7.0)%	(370)	bps	(16.2)%
Econo Lodge	58.26	41.4%	24.10	57.25	38.3%	21.93	1.8%	310	bps	9.9%
Rodeway	58.84	43.7%	25.70	59.61	40.9%	24.36	(1.3)%	280	bps	5.5%
WoodSpring	47.31	74.3%	35.13	47.02	70.3%	33.05	0.6%	400	bps	6.3%
MainStay	70.48	51.4%	36.21	78.35	53.9%	42.25	(10.0)%	(250)	bps	(14.3)%
Suburban	49.57	65.7%	32.55	54.19	61.8%	33.51	(8.5)%	390	bps	(2.9)%
Cambria Hotels	100.76	42.4%	42.73	131.95	48.2%	63.55	(23.6)%	(580)	bps	(32.8)%
Ascend Hotel Collection	110.30	42.5%	46.88	119.06	46.2%	54.97	(7.4)%	(370)	bps	(14.7)%
Total	$69.49	47.1%	$32.73	$74.22	46.1%	$34.23	(6.4)%	100	bps	(4.4)%
A summary of domestic hotels and rooms in our franchise system at March 31, 2021 and 2020 by brand is as follows:

	March 31, 2021		March 31, 2020		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,648	129,785	1,621	127,563	27	2,222	1.7%	1.7%
Sleep	409	28,831	399	28,188	10	643	2.5%	2.3%
Quality	1,691	128,093	1,688	128,951	3	(858)	0.2%	(0.7)%
Clarion	183	21,951	178	22,548	5	(597)	2.8%	(2.6)%
Econo Lodge	762	46,258	794	47,774	(32)	(1,516)	(4.0)%	(3.2)%
Rodeway	544	31,212	581	33,404	(37)	(2,192)	(6.4)%	(6.6)%
WoodSpring	296	35,631	277	33,303	19	2,328	6.9%	7.0%
MainStay	92	6,504	73	4,636	19	1,868	26.0%	40.3%
Suburban	66	6,365	60	6,082	6	283	10.0%	4.7%
Cambria Hotels	57	8,058	50	7,222	7	836	14.0%	11.6%
Ascend Hotel Collection	219	27,864	205	22,202	14	5,662	6.8%	25.5%
Total Domestic Franchises	5,967	470,552	5,926	461,873	41	8,679	0.7%	1.9%
As of both March 31, 2021 and April 30, 2021, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the three months ended March 31, 2021 decreased $1.0 million to $3.1 million compared to the three months ended March 31, 2020 as a result of temporarily suspended operations and declines in RevPAR performance. The international franchise system decreased by 48 hotels (from 1,219 as of March 31, 2020 to 1,171 as of March 31, 2021) and

3,135 rooms (from 136,350 as of March 31, 2020 to 133,215 as of March 31, 2021). As of March 31, 2021 and April 30, 2021, approximately 4% and 3%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
We expect the uncertainty surrounding the pandemic, including an increase in the prevalence in variants as well as the rate and pace of vaccinations around the world, to continue to impact the number of domestic and international hotels that temporarily suspend operations.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the first quarter of 2021, the Company awarded 89 domestic franchise agreements representing 11,780 rooms compared to 58 franchising agreements representing 4,656 rooms for the first quarter of 2020. Domestic franchise agreements awarded for new construction hotels totaled 15 contracts representing 1,282 rooms during the three months ended March 31, 2021, compared to 16 contracts representing 1,361 rooms for the three months ended March 31, 2020. Conversion hotel awarded franchise agreements totaled 74 representing 10,498 rooms for the three months ended March 31, 2021, compared to 42 agreements representing 3,295 rooms for the three months ended March 31, 2020.
The Company awarded 52 domestic relicensing contracts during the three months ended March 31, 2021, compared to 75 executed during the three months ended March 31, 2020. The Company awarded 12 domestic renewal agreements during the three months ended March 31, 2021, compared to 10 awarded during the three months ended March 31, 2020.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased from $7.3 million for the three months ended March 31, 2020 to $5.4 million for the three months ended March 31, 2021.
At March 31, 2021, the Company had 943 franchised hotels with 77,292 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 1,000 hotels and 80,390 rooms at March 31, 2020. The number of new construction franchised hotels in the Company's domestic pipeline decreased from 762 at March 31, 2020 to 709 at March 31, 2021. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased from 238 hotels at March 31, 2020 to 234 hotels at March 31, 2021. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 58 franchised hotels with 7,158 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2021, compared to 55 hotels and 6,200 rooms at March 31, 2020. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues decreased $2.6 million from $13.8 million for the three months ended March 31, 2020 to $11.2 million for the three months ended March 31, 2021. The decrease in revenues primarily reflects the decrease in fees affiliated with travel-related partnerships and qualified vendors. Due to anticipated lower occupancy at our franchised hotels for the remainder of 2021 and the cancellation of the 2021 annual convention, we anticipate there will continue to be fewer purchases made from travel-related partners and qualified vendors for the remainder of 2021, from which we earn a fee.
Other Revenues: Other revenues declined $2.5 million from $6.9 million for the three months ended March 31, 2020 to $4.4 million for the three months ended March 31, 2021. The decline primarily represents the reduction and, in some cases, suspension of reputation management, guest relation, and finance charges to our franchisees in addition to a decrease in non-compliance and termination fees.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $30.3 million for the three months ended March 31, 2021, an increase of $1.9 million from the three months ended March 31, 2020.

SG&A expenses for the three months ended March 31, 2021 and 2020 include approximately $0.2 million and $1.0 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations and maintenance of an office building.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended March 31, 2021 increased $2.7 million to $30.1 million in the current year primarily due to an increase in the Company's deferred compensation liabilities based on increases in the underlying investments, partially offset by implemented cost mitigation measures resulting from the COVID-19 pandemic, including reductions of certain domestic and international positions and non-essential expenditures.
Loss on Extinguishment of Debt: During the first quarter of 2020, the Company recorded a loss on the extinguishment of debt of $0.6 million related to the early pay off of the Company's construction loan in the amount of $33.1 million, inclusive of accrued and unpaid interest. Refer to the "Liquidity and Capital Resources" header for additional discussion.
Other Gains: The Company recorded other net gains of $1.2 million for the three months ended March 31, 2021, compared to other net losses of $4.7 million for the three months ended March 31, 2020. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net Loss of Affiliates: The Company recorded net losses of $6.0 million from its unconsolidated joint ventures for the three months ended March 31, 2021, compared to net losses of $2.0 million for the three months ended March 31, 2020. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the impairment of an unconsolidated joint venture resulting in a loss of $4.8 million in the first quarter of 2021, in addition to increased losses of operating joint venture hotels as impacted by the COVID-19 pandemic. Refer to Note 4 to our consolidated financial statements for additional information. We anticipate the results recognized from these investments will continue to be impacted by the COVID-19 pandemic for the remainder of 2021.
Income Tax Expense (Benefit): The effective income tax rates were 22.2% and (82.5)% for the three months ended March 31, 2021 and 2020, respectively.
The effective income tax rate for the three months ended March 31, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and foreign operations, partially offset by $0.8 million of excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended March 31, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of our international reorganization in accordance with ASU 2016-16, which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer, that resulted in a $30.6 million tax benefit. The effective income tax rate was also lower due to $2.4 million of excess tax benefits from share-based compensation.
On March 27, 2020, the CARES Act was signed into law. The CARES Act provided opportunities to support companies affected by the COVID-19 pandemic and contained numerous income tax provisions. The provisions in the CARES Act do not have any significant impact to the Company's consolidated financial statements.
Liquidity and Capital Resources
In response to the COVID-19 pandemic, we have taken steps to adjust the Company’s cost structure and increase its financial flexibility and liquidity. At March 31, 2021, the Company had approximately $823.0 million in cash and available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of March 31, 2021, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Based on the current quarterly dividend rate of $0.225 per share of common stock, the company expects to pay dividends totaling approximately $25 million during 2021, subject to declaration by the Board of Directors.

Operating Activities
During the three months ended March 31, 2021 and 2020, net cash provided by operating activities totaled $0.1 million and $5.8 million, respectively. Operating cash flows decreased $5.7 million primarily due to a decrease in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2021 and 2020, the Company's net advances for these purposes totaled $6.8 million and $7.1 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At March 31, 2021, the Company had commitments to extend an additional $291.2 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the three months ended March 31, 2021, and 2020, marketing and reservation system expenses exceeded revenues by $6.7 million and $20.0 million, respectively.
Investing Activities
Cash utilized for investing activities totaled $9.7 million and $14.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash utilized for investing activities for the three months ended March 31, 2021 primarily reflects the following items:
During the three months ended March 31, 2021 and 2020, capital expenditures in property and equipment totaled $9.4 million and $6.2 million, respectively. The increase in capital expenditures primarily reflects costs incurred to support the continued growth of the Cambria Hotels brand.
During the three months ended March 31, 2021 and 2020, the Company invested $1.0 million and $2.2 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $0.2 million for the three months ended March 31, 2020, and no distributions for the three months ended March 31, 2021. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote the growth of our Cambria Hotels brand. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $8.4 million to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2021, the Company advanced no amounts and received repayments totaling $0.1 million for these purposes. For the three months ended March 31, 2020, the Company advanced and received repayments totaling $5.8 million and $0.1 million for these purposes, respectively. At March 31, 2021, the Company had commitments to extend an additional $1.0 million for these purposes provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The deployment and annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of franchise agreement acquisition costs, joint venture investments, hotel ownership and development, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At March 31, 2021, the Company had approximately $537.5 million outstanding pursuant to these financial support activities.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At March 31, 2021, the Company maintained a total leverage ratio of 3.94x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remains undrawn upon as of December 31, 2020 and March 31, 2021.
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
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes in the principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th beginning January 15, 2021. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions and other offering expenses, to repay in full the $250 million Term Loan entered in April 2020 and fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for purchase pursuant to the tender offer (discussed below under "Senior Unsecured Notes due 2022").
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
Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating joint venture with a commercial lender, which was secured by the building. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount of $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.
Fixed Rate Collateralized Mortgage
On December 30, 2014, a court awarded the Company title to an office building as settlement for a portion of an outstanding loan receivable for which the building was pledged as collateral. In conjunction with the court award, the Company also assumed the $9.5 million mortgage on the property with a fixed interest rate of 7.26%. The mortgage was collateralized by the office building, required monthly payments of principal and interest and matured in December 2020 with a balloon payment due of $6.9 million. Payments were made in each quarter of 2020, with the balloon payment of $6.9 million made at maturity in December 2020.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2021, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
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
At March 31, 2021, the Company was in active discussions with the lending governmental entities to amend the agreements to modify the Company’s employment level requirements for 2020 and future years based on the impact of the COVID-19 pandemic and to waive prior and existing items of non-compliance associated with the employment level requirements.
Dividends
The Company commenced paying quarterly dividends in 2004. In 2012, the Company elected to pay a special cash dividend totaling approximately $600 million.
During the three months ended March 31, 2021, the Company paid no cash dividends. The most recent dividend declaration from the Company's board of directors was on February 28, 2020 in the amount of $0.225 per share and paid on April 16, 2020. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock.
The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
During the three months ended March 31, 2021, the Company repurchased no shares of its common stock under the share repurchase program. Through March 31, 2021, the Company repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 per share. As of March 31, 2021, the Company had 3.4 million shares remaining under the current share repurchase authorization. However, in April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we temporarily suspended activity under our share repurchase program. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program.
During the three months ended March 31, 2021, the Company redeemed 46,499 shares of common stock at a total cost of $5.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.
Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. Discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K, which incorporates description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
New Accounting Standards
Refer to the "Recently Adopted Accounting Standards" section of Note 1 for information related to our adoption of new accounting standards in 2021.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, the our ability to benefit from any rebound in travel demand, our liquidity, our ability to assist franchisees through relief or other financial measures, our ability to achieve cost savings and reduce discretionary spending and investments, and the impact of COVID-19 and economic conditions on our future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, continuation or resurgence of the COVID-19 pandemic, including with respect to new strains or variants; the rate and pace of vaccination in the broader population; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in the Risk Factors section of this quarterly report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $31.4 million at March 31, 2021 and December 31, 2020, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2021, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The Company is not a party to any material litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial position, results of operations or cash flows.
ITEM 1A.RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 26, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2021:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2021	—	$—	—	3,399,216
February 28, 2021	11,039	109.21	—	3,399,216
March 31, 2021	35,460	108.29	—	3,399,216
Total	46,499	$108.51	—	3,399,216
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through March 31, 2021, the Company has repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.55 a share.
(2) During the three months ended March 31, 2021, the Company redeemed 46,499 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
(3) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we temporarily suspended activity under the Company's share repurchase program. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
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

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2021	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2021	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer