Form 10-Q
period 2021-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2021-08-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on July 31, 2021 was 55,630,682.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Royalty fees	$106,242	$50,152	$172,289	$120,491
Initial franchise and relicensing fees	7,328	6,676	12,755	13,960
Procurement services	12,092	10,697	23,283	24,494
Marketing and reservation system	135,988	79,677	227,509	190,062
Owned hotels	8,993	2,108	13,347	11,530
Other	7,701	2,423	12,108	9,371
Total revenues	278,344	151,733	461,291	369,908
OPERATING EXPENSES
Selling, general and administrative	34,470	43,935	64,737	72,318
Depreciation and amortization	6,232	6,398	12,594	12,927
Marketing and reservation system	113,285	89,309	211,458	219,756
Owned hotels	5,333	2,976	9,480	9,010
Total operating expenses	159,320	142,618	298,269	314,011
Loss on impairment of assets	—	(1,226)	—	(1,226)
Operating income	119,024	7,889	163,022	54,671
OTHER INCOME AND EXPENSES, NET
Interest expense	11,691	13,082	23,468	24,462
Interest income	(1,234)	(2,245)	(2,515)	(4,533)
Loss on extinguishment of debt	—	—	—	607
Other (gains) losses	(2,108)	(3,556)	(3,313)	1,173
Equity in net (gain) loss of affiliates	(1,179)	3,486	4,818	5,441
Total other income and expenses, net	7,170	10,767	22,458	27,150
Income (loss) before income taxes	111,854	(2,878)	140,564	27,521
Income tax expense (benefit)	25,972	(437)	32,345	(25,501)
Net income (loss)	$85,882	$(2,441)	$108,219	$53,022

Basic earnings (losses) per share	$1.54	$(0.04)	$1.95	$0.96
Diluted earnings (losses) per share	$1.53	$(0.04)	$1.93	$0.95

Cash dividends declared per share	$0.225	$—	$0.225	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$85,882	$(2,441)	$108,219	$53,022
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	71	187	123	(477)
Other comprehensive income (loss), net of tax	71	187	123	(477)
Comprehensive income (loss)	$85,953	$(2,254)	$108,342	$52,545
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$307,975	$234,779
Receivables (net of allowance for credit losses of $57,726 and $59,424, respectively)	201,038	149,921
Income taxes receivable	346	4,186
Notes receivable (net of allowance for credit losses of $7,428 and $4,179, respectively)	70,887	24,048
Other current assets	27,294	19,980
Total current assets	607,540	432,914
Property and equipment, at cost, net	342,121	334,901
Operating lease right-of-use assets	13,163	17,688
Goodwill	159,196	159,196
Intangible assets, net	307,559	303,725
Notes receivable (net of allowance for credit losses of $12,611 and $15,305, respectively)	67,922	95,785
Investments, employee benefit plans, at fair value	31,484	29,104
Investments in unconsolidated entities	42,793	57,879
Deferred income taxes	71,161	67,745
Other assets	85,855	88,396
Total assets	$1,728,794	$1,587,333
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$90,407	$83,329
Accrued expenses and other current liabilities	103,160	78,920
Deferred revenue	63,394	50,290
Liability for guest loyalty program	59,014	43,308
Total current liabilities	315,975	255,847
Long-term debt	1,059,602	1,058,738
Long-term deferred revenue	113,392	122,406
Deferred compensation and retirement plan obligations	36,010	33,756
Income taxes payable	20,642	23,394
Operating lease liabilities	7,822	12,739
Liability for guest loyalty program	60,591	77,071
Other liabilities	9,827	9,134
Total liabilities	1,623,861	1,593,085
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2021 and December 31, 2020; 55,646,993 and 55,535,554 shares outstanding at June 30, 2021 and December 31, 2020, respectively	951	951
Additional paid-in-capital	246,604	233,921
Accumulated other comprehensive loss	(4,523)	(4,646)
Treasury stock, at cost; 39,418,645 and 39,530,084 shares at June 30, 2021 and December 31, 2020, respectively	(1,258,295)	(1,260,478)
Retained earnings	1,120,196	1,024,500
Total shareholders’ equity (deficit)	104,933	(5,752)
Total liabilities and shareholders’ equity (deficit)	$1,728,794	$1,587,333
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,219	$53,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,594	12,927
Depreciation and amortization – marketing and reservation system	12,076	9,585
Franchise agreement acquisition cost amortization	6,294	5,558
Loss on asset disposition and impairments	—	1,226
Loss on debt extinguishment	—	607
Non-cash stock compensation and other charges	16,295	458
Non-cash interest and other investment (income) loss	(6,824)	1,097
Deferred income taxes	(3,465)	(27,098)
Equity in net losses from unconsolidated joint ventures, less distributions received	7,398	5,588
Franchise agreement acquisition costs, net of reimbursements	(18,078)	(12,567)
Change in working capital and other	(32,102)	(48,951)
Net cash provided by operating activities	102,407	1,452
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(23,393)	(21,094)
Investment in intangible assets	(2,976)	(830)
Contributions to equity method investments	(1,136)	(2,997)
Distributions from equity method investments	—	3,113
Proceeds from sale of equity method investments	11,830	—
Purchases of investments, employee benefit plans	(931)	(1,932)
Proceeds from sales of investments, employee benefit plans	1,994	1,901
Purchase/issuance of notes receivable	(17,918)	(7,730)
Collection of notes receivable	63	63
Other items, net	(486)	(27)
Net cash used in investing activities	(32,953)	(29,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	—	170,300
Net borrowings pursuant to term loan	—	249,500
Principal payments on long-term debt	—	(33,369)
Debt issuance costs	—	(492)
Purchase of treasury stock	(5,362)	(54,536)
Dividends paid	—	(25,228)
Proceeds from exercise of stock options	9,115	2,768
Net cash provided by financing activities	3,753	308,943
Net change in cash and cash equivalents	73,207	280,862
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	(489)
Cash and cash equivalents at beginning of period	234,779	33,766
Cash and cash equivalents at end of period	$307,975	$314,139

Supplemental disclosure of cash flow information
Cash payments during the period for:
Income taxes, net of refunds	$17,108	$1,114
Interest, net of capitalized interest	$21,885	$23,248
Non-cash investing and financing activities:
Dividends declared but not paid	$12,521	$46
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$4,085	$1,317

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (1)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share-based payment activity (2)	294,826	—	(9,607)	—	8,089	(269)	(1,787)
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)
Net income	—	—	—	—	—	(2,441)	(2,441)
Other comprehensive income (loss)	—	—	—	187	—	—	187
Share-based payment activity (2)	29,997	—	2,166	—	1,825	(171)	3,820
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(6,525)	—	—	—	(464)	—	(464)
Balance as of June 30, 2020	55,363,895	$951	$223,719	$(5,027)	$(1,264,527)	$1,002,132	$(42,752)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss)	—	—	—	52	—	—	52
Share-based payment activity (2)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235
Net income	—	—	—	—	—	85,882	85,882
Other comprehensive income (loss)	—	—	—	71	—	—	71
Share-based payment activity (2)	111,895	—	9,066	—	3,516	1	12,583
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,521)	(12,521)
Treasury purchases	(2,738)	—	—	—	(317)	—	(317)
Balance as of June 30, 2021	55,646,993	$951	$246,604	$(4,523)	$(1,258,295)	$1,120,196	$104,933
(1) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent amendments issued thereafter (collectively "Topic 326"), which was adopted on January 1, 2020. Refer to Note 3.
(2) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In April 2020, subsequent to the payment of the dividend and in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. During 2020 and 2021, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock.

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
Significant changes in the contract liabilities balances during the period December 31, 2020 to June 30, 2021 are as follows:

(in thousands)
Balance as of December 31, 2020	$156,227
Increases to the contract liability balance due to cash received	44,940
Revenue recognized in the period	(39,461)
Balance as of June 30, 2021	$161,706
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $161.7 million as of June 30, 2021. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$106,242	$—	$106,242	$50,152	$—	$50,152
Initial franchise and relicensing fees	7,328	—	7,328	6,676	—	6,676
Procurement services	11,502	590	12,092	10,161	536	10,697
Marketing and reservation system	121,944	14,044	135,988	54,436	25,241	79,677
Owned hotels	7,550	1,336	8,886	1,639	361	2,000
Other	7,701	—	7,701	2,163	—	2,163
Total Topic 606 revenues	$262,267	$15,970	278,237	$125,227	$26,138	151,365
Non-Topic 606 revenues			107			368
Total revenues			$278,344			$151,733

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$172,289	$—	$172,289	$120,491	$—	$120,491
Initial franchise and relicensing fees	12,755	—	12,755	13,960	—	13,960
Procurement services	22,241	1,042	23,283	23,449	1,045	24,494
Marketing and reservation system	200,995	26,514	227,509	153,765	36,297	190,062
Owned hotels	11,068	2,058	13,126	9,660	1,654	11,314
Other	12,108	—	12,108	8,850	—	8,850
Total Topic 606 revenues	$431,456	$29,614	461,070	$330,175	$38,996	369,171
Non-Topic 606 revenues			221			737
Total revenues			$461,291			$369,908
Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $10.9 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $17.0 million and $15.4 million for the six months ended June 30, 2021 and 2020, respectively, and are included in the Over time column of Other revenues and the Owned Hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $0.7 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
3.    Notes Receivable and Allowance for Credit Losses
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets.
The composition of notes receivable balances based on the level of security credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Senior	$123,415	$104,716
Subordinated	33,968	33,234
Unsecured	1,465	1,367
Total notes receivable	158,848	139,317
Total allowance for notes receivable credit losses	20,039	19,484
Total notes receivable, net of allowance	$138,809	$119,833
Current portion, net of allowance	$70,887	$24,048
Long-term portion, net of allowance	$67,922	$95,785
During the second quarter of 2021, the Company acquired a senior note with collateral in an underlying operating hotel for $17.9 million. The acquired senior note has an origination date in June 2018. Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2021	2020	2019	Prior	Total
Senior	$—	$—	$28,964	$94,451	$123,415
Subordinated	—	—	2,668	31,300	33,968
Unsecured	—	—	—	1,465	1,465
Total notes receivable	$—	$—	$31,632	$127,216	$158,848
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326:

(in thousands)	June 30, 2021	December 31, 2020
Beginning balance	$19,484	$4,556
Allowances established from adoption of Topic 326	—	8,348
Provision for credit losses	555	7,634
Write-offs	—	(1,054)
Ending balance	$20,039	$19,484
The provisions recorded in the six months ended June 30, 2021 primarily result from changes in the classification of certain loans as collateral-dependent and associated revisions to their allowances. Allowances for credit losses attributable to collateral-dependent loans are $9.1 million and $7.8 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, three loans with senior and/ or subordinated tranches met the definition of collateral-dependent and are collateralized by either land parcels, an operating hotel, or membership interests in the borrowing entities. The Company used a discounted cash flow ("DCF") technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. In projecting cash flows, the Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent.
During the first quarter of 2021, a loan with senior and subordinated tranches, that met the definition of collateral-dependent as of December 31, 2020, was restructured and as a result no longer meets the classification of collateral-dependent as of June 30, 2021.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $68.7 million and $28.9 million at June 30, 2021 and December 31, 2020, respectively.
The Company has identified loans totaling approximately $13.1 million as of both June 30, 2021 and December 31, 2020, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.5 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2021
Senior	$17,918	$—	$15,200	$33,118	$90,297	$123,415
Subordinated	6,629	—	2,209	8,838	25,130	33,968
Unsecured	—	—	—	—	1,465	1,465
	$24,547	$—	$17,409	$41,956	$116,892	$158,848
As of December 31, 2020
Senior	$—	$—	$15,200	$15,200	$89,516	$104,716
Subordinated	—	—	2,209	2,209	31,025	33,234
Unsecured	—	—	—	—	1,367	1,367
	$—	$—	$17,409	$17,409	$121,908	$139,317
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of June 30, 2021. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $138.1 million and $119.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.
4.    Investments in Unconsolidated Entities
The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $41.1 million and $56.9 million on the consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended June 30, 2021 and 2020, the Company recognized (gains) losses totaling $(0.9) million and $2.6 million, respectively, from these investments that represent VIEs. For the six months ended June 30, 2021 and 2020, the Company recognized losses totaling $5.5 million and $4.6 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
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
During the second quarter of 2021, the Company sold its ownership interest in three separate equity method investments. The Company recognized a cumulative gain of $2.6 million on the sales of these investments, which is recorded in equity in net (gain) loss of affiliates.
5.    Debt
Debt consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.8 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively	$444,165	$443,860
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $5.1 million and $5.4 million at June 30, 2021 and December 31, 2020, respectively	394,936	394,635
$400 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.5 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively	216,085	215,827
$600 million senior unsecured revolving credit facility (1)	—	—
Economic development loans with an effective interest rate of 3.00% at June 30, 2021 and December 31, 2020, respectively	4,416	4,416
Long-term debt	$1,059,602	$1,058,738
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full and the facility remains undrawn as of June 30, 2021 and December 31, 2020. As there are no outstanding borrowings at June 30, 2021 or December 31, 2020, deferred issuance costs for the senior unsecured revolving credit facility of $2.2 million and $2.4 million, respectively, are presented in non-current Other Assets in the Consolidated Balance Sheets.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021 and 2020 are as follows:

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive income (loss) before reclassification	123
Net current period other comprehensive income (loss)	123
Balance as of June 30, 2021	$(4,523)

(in thousands)
Balance as of December 31, 2019	$(4,550)
Other comprehensive income (loss) before reclassification	(477)
Net current period other comprehensive income (loss)	(477)
Balance as of June 30, 2020	$(5,027)
The other comprehensive income (loss) before reclassification for both the six months ended June 30, 2021 and 2020 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Mutual funds (1)	$31,251	$31,251	$—	$—
Money market funds (1)	2,543	—	2,543	—
Total	$33,794	$31,251	$2,543	$—
As of December 31, 2020
Mutual funds (1)	$28,520	$28,520	$—	$—
Money market funds (1)	2,836	—	2,836	—
Total	$31,356	$28,520	$2,836	$—
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
The fair values of the Company's $400 million 2012 Senior Notes, $400 million 2019 Senior Notes, and $450 million 2020 Senior Notes are classified as Level 2, as the significant inputs are observable in an active market. At June 30, 2021 and December 31, 2020, the $216.6 million remaining 2012 Senior Notes had an approximate fair value of $227.1 million and $232.4 million. At June 30, 2021 and December 31, 2020, the $400 million 2019 Senior Notes had an approximate fair value of $433.7 million and $438.1 million, respectively, and the $450 million 2020 Senior Notes had an approximate fair value of $487.9 million and $498.3 million, respectively. Refer to Note 5 for further information on debt.
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 23.2% and 11.8% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rates were 23.0% and (92.3)% for the six months ended June 30, 2021 and 2020, respectively.
The effective income tax rate for the three months ended June 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $1.2 million of excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.

The effective income tax rate for the six months ended June 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $2.0 million of excess tax benefits from share-based compensation.

The effective income tax rate for the six months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of our international reorganization in accordance with ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer, that resulted in a $30.6 million tax benefit. The effective income tax rate was also lower due to $2.7 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.

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
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax benefit (expense) are as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2021	2020	2021	2020
Stock options	$932	$490	$1,548	$981
Restricted stock awards	2,323	2,099	4,842	4,043
Performance vested restricted stock units	3,144	(324)	4,810	(5,511)
Total share-based compensation expense (benefit)	$6,399	$2,265	$11,200	$(487)
Income tax benefit (expense)	$1,556	$(539)	$2,723	$116

A summary of share-based award activity as of and changes during the six months ended June 30, 2021 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	819,610	$70.48		304,439	$84.48	321,752	$109.25
Granted	280,811	104.87		52,112	106.89	96,447	108.52
Performance-Based Leveraging (1)	—	—		—	—	75,911	107.51
Exercised/Vested	(153,266)	59.47		(98,938)	81.54	(3,986)	81.55
Expired	—	—		—	—	(72,955)	81.55
Forfeited	—	—		(9,051)	87.09	(1,357)	101.85
Outstanding at June 30, 2021	947,155	$82.46	5.9 years	248,562	$90.25	415,812	$113.91
Options exercisable at June 30, 2021	451,256	$66.30	3.2 years
(1) PVRSUs outstanding have been increased by 75,911 units in the six months ended June 30, 2021 due to the Company exceeding the targeted performance conditions contained in PVRSUs.
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
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the six months ended June 30, 2021 range from 9 to 48 months.
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
During the six months ended June 30, 2021, the Company granted PVRSUs with market conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.

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
During the six months ended June 30, 2020, the Company reduced the leveraging factor for 239,437 unvested PVRSUs to 0%.
Share Repurchases and Redemptions
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
During both the three and six months ended June 30, 2021, there were 1,582 purchases of common stock under the share repurchase program at a total cost of $0.2 million. During the three and six months ended June 30, 2021, the Company redeemed 1,156 and 47,655 shares of common stock at a total cost of $0.1 million and $5.4 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
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

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss)	$85,882	$(2,441)	$108,219	$53,022
(Income) loss allocated to participating securities	(324)	14	(463)	(301)
Net income (loss) available to common shareholders	$85,558	$(2,427)	$107,756	$52,721
Denominator:
Weighted average shares of common stock outstanding – basic	55,389	55,054	55,326	55,199
Basic earnings (losses) per share	$1.54	$(0.04)	$1.95	$0.96

Numerator:
Net income (loss)	$85,882	$(2,441)	$108,219	$53,022
(Income) loss allocated to participating securities	(324)	14	(463)	(300)
Net income (loss) available to common shareholders	$85,558	$(2,427)	$107,756	$52,722
Denominator:
Weighted average shares of common stock outstanding – basic	55,389	55,054	55,326	55,199
Dilutive effect of stock options and PVRSUs	411	—	405	258
Weighted average shares of common stock outstanding – diluted	55,800	55,054	55,731	55,457
Diluted earnings (losses) per share	$1.53	$(0.04)	$1.93	$0.95
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect or the performance or market conditions have not been met:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Stock options	—	402	—	155
PVRSUs	157	246	157	246
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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$268,092	$10,932	$(680)	$278,344	$147,318	$4,512	$(97)	$151,733
Operating income (loss)	$132,600	$(13,576)	$—	$119,024	$33,325	$(25,436)	$—	$7,889
Income (loss) before income taxes	$134,025	$(22,171)	$—	$111,854	$29,811	$(32,689)	$—	$(2,878)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$445,310	$16,972	$(991)	$461,291	$355,365	$15,417	$(874)	$369,908
Operating income (loss)	$190,753	$(27,731)	$—	$163,022	$84,311	$(29,640)	$—	$54,671
Income (loss) before income taxes	$185,936	$(45,372)	$—	$140,564	$78,390	$(50,869)	$—	$27,521
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of June 30, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at June 30, 2021:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At June 30, 2021, the Company had commitments to extend an additional $271.4 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $8.3 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. At June 30, 2021, the Company has committed to provide an aggregate of approximately $7.7 million, upon certain conditions being met, and none of these amounts have been disbursed.

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
13.     Transactions with Unconsolidated Joint Ventures
The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended June 30, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $0.3 million and $0.1 million, respectively. For both the six months ended June 30, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $0.5 million.
The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended June 30, 2021 and 2020, the Company recorded royalty, marketing reservation system, and other fees of approximately $4.1 million and $2.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded royalty, marketing reservation system, and other fees of approximately $7.0 million and $6.8 million, respectively. The Company recorded $2.6 million and $2.4 million as a receivable due from these joint ventures as of June 30, 2021 and December 31, 2020, respectively.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of and occupancy limits on many businesses, travel restrictions, cancellation of events, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The development of effective vaccines and the on-going distribution and vaccination efforts have been significant and positive developments. However, the extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, and the effectiveness of actions by government authorities and the public to continue to contain the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March 2020 resulting in significant decreases in revenue per available room ("RevPAR"). These trends steadily improved, albeit remained significantly impacted, over the remainder of 2020, resulting in full year 2020 domestic RevPAR experiencing a decline of approximately 30.7% from full year 2019. The Company continued to experience significant negative impacts through the first quarter of 2021, although an increase in leisure travel reservations was observed in March 2021 that steadily improved through June 2021. The second quarter 2021 domestic RevPAR experienced an increase of approximately 96.2% and a decrease of only 1.1% relative to second quarter 2020 and second quarter 2019, respectively. As of both June 30, 2021 and June 30, 2020, there were less than 1% of Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of June 30, 2021, the Company had approximately $908.0 million in cash and additional available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
In response to the COVID-19 pandemic, we implemented measures during 2020 to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. The measures that remain in effect during the second quarter of 2021 include, but are not limited to, the following:
•Preserving fee-deferral programs for domestic and international franchisees.
•Continuing to extend capital-intensive brand deadlines and offer more flexible brand standard options to assist franchisees.
•Advising franchisees on benefits and eligibility requirements of government relief SBA programs and other CARES Act and American Rescue Plan Act of 2021 provisions.
•Maintaining a proactive, ongoing multi-channel franchisee outreach and education program that is actively assisting our franchisees in accessing available capital.
As disclosed above, domestic occupancy and RevPAR of the Company's branded hotels continue to be impacted. However, approximately 90% of the Company’s domestic hotels are in suburban, small town and interstate locations and have experienced less severe operational declines related to COVID-19 than hotels in urban centers or resorts. Based on industry data, the Company's brands have been performing ahead of its upper-midscale, midscale and economy chain scale competitors, and the Company’s hotels have experienced relatively stronger same-store RevPAR share gains versus their local competition during the second quarter of 2021 relative to the second quarter of 2019.
While a recovery in the hospitality industry has commenced, industry projections anticipate that recovery to 2019 operating performance will span multiple years. As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery for the industry.
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
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part II, Item 1A of our first quarter 2021 Form 10-Q and 2020 Form 10-K.

Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,111 hotels open comprising 601,245 rooms and 944 hotels under construction, awaiting conversion or approved for development comprising 80,420 rooms as of June 30, 2021, located in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our second quarter 2021 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".

We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. Due to increased RevPAR growth during the second quarter of 2021 and our management of discretionary marketing and reservation system expenditures, we anticipate marketing and reservation revenues to be in line with expenses for full year 2021.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
As discussed above, the Company has taken and is continuing to take measures to combat the impact of the COVID-19 pandemic on our business. These measures have been and remain a priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these measures support the Company's preparedness and complement the strategic priorities we execute against to create value for our shareholders over the long-term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, prior to the second quarter of 2021, the Company's hotels experienced declines in occupancy and RevPAR resulting from the impacts of the COVID-19 pandemic. The declines impacted the profitability of the Company and the negative impact to the Company could return if a resurgence of the COVID-19 pandemic significantly impacts travel.
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
The Company also allocates capital to financing, investment and guaranty support to incent franchise development for certain brands in strategic markets; hotel ownership; and exploring growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions. In light of uncertainty resulting from the COVID-19 pandemic and to preserve liquidity, we have limited certain discretionary investments until such time as we determine conditions are appropriate to resume such activity.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods resulting from the impacts of the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the six months ended June 30, 2021, marketing and reservation system revenues exceeded expenses by $16.1 million. During the six months ended June 30, 2020, marketing and reservation system expenses exceeded revenues by $29.7 million.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total revenues	$278,344	$151,733	$461,291	$369,908
Adjustments:
Marketing and reservation system revenues	(135,988)	(79,677)	(227,509)	(190,062)
Revenues, excluding marketing and reservation system activities	$142,356	$72,056	$233,782	$179,846

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2021 and 2020
Summarized financial results for the three months ended June 30, 2021 and 2020 are as follows:

(in thousands)	2021	2020
REVENUES
Royalty fees	$106,242	$50,152
Initial franchise and relicensing fees	7,328	6,676
Procurement services	12,092	10,697
Marketing and reservation system	135,988	79,677
Owned hotels	8,993	2,108
Other	7,701	2,423
Total revenues	278,344	151,733
OPERATING EXPENSES
Selling, general and administrative	34,470	43,935
Depreciation and amortization	6,232	6,398
Marketing and reservation system	113,285	89,309
Owned hotels	5,333	2,976
Total operating expenses	159,320	142,618
Loss on impairment of assets	—	(1,226)
Operating income	119,024	7,889
OTHER INCOME AND EXPENSES, NET
Interest expense	11,691	13,082
Interest income	(1,234)	(2,245)
Loss on extinguishment of debt	—	—
Other (gains) losses	(2,108)	(3,556)
Equity in net (gain) loss of affiliates	(1,179)	3,486
Total other income and expenses, net	7,170	10,767
Income (loss) before income taxes	111,854	(2,878)
Income tax expense (benefit)	25,972	(437)
Net income (loss)	$85,882	$(2,441)
Results of Operations
The Company recorded income before income taxes of $111.9 million for the three-month period ended June 30, 2021, a $114.8 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $111.1 million increase in operating income, a $4.7 million increase in equity in net (gain) loss of affiliates, and a $1.4 million decrease in interest expense, partially offset by a $1.5 million decrease in other (gains) losses and a $1.0 million decrease in interest income for the three-month period ended June 30, 2020.
Operating income increased $111.1 million primarily due to a $56.0 million increase in royalty revenues, a $32.3 million increase in the net surplus generated from marketing and reservation system activities, a $9.4 million decrease in SG&A expenses, a $5.3 million increase in other revenues, a $4.6 million increase in owned hotels revenues in excess of expenses, a $1.4 million increase in procurement services revenues, and a $0.6 million increase in initial franchise and relicensing fees.

The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the three months ended June 30, 2021 increased $54.4 million to $102.8 million from $48.3 million for the three months ended June 30, 2020, an increase of 112.6%. The increase in domestic royalties reflect a 96.2% increase in domestic RevPAR. System-wide RevPAR increased due to a 23.1% increase in average daily rates and a 2,320 basis point increase in occupancy. The increase in domestic royalties is also due to a 1.6% increase in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.94% for the three months ended June 30, 2020 to 5.01% for the three months ended June 30, 2021.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2021			June 30, 2020
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$96.67	65.3%	$63.11	$79.57	36.6%	$29.10	21.5%	2,870	bps	116.9%
Sleep	86.47	64.2%	55.54	74.38	37.9%	28.18	16.3%	2,630	bps	97.1%
Quality	82.72	59.0%	48.80	68.97	35.5%	24.51	19.9%	2,350	bps	99.1%
Clarion	85.75	46.2%	39.62	69.24	25.6%	17.71	23.8%	2,060	bps	123.7%
Econo Lodge	67.47	54.9%	37.04	57.05	37.9%	21.64	18.3%	1,700	bps	71.2%
Rodeway	67.15	55.4%	37.18	57.10	40.9%	23.36	17.6%	1,450	bps	59.2%
WoodSpring	50.49	85.8%	43.31	44.96	69.2%	31.09	12.3%	1,660	bps	39.3%
MainStay	79.01	67.6%	53.38	73.82	48.6%	35.86	7.0%	1,900	bps	48.9%
Suburban	54.03	75.3%	40.67	50.79	60.9%	30.95	6.4%	1,440	bps	31.4%
Cambria Hotels	127.76	58.6%	74.82	96.82	24.2%	23.46	32.0%	3,440	bps	218.9%
Ascend Hotel Collection	133.07	56.9%	75.68	109.46	32.2%	35.24	21.6%	2,470	bps	114.8%
Total	$82.72	62.3%	$51.54	$67.21	39.1%	$26.27	23.1%	2,320	bps	96.2%
A summary of domestic hotels and rooms in our franchise system at June 30, 2021 and 2020 by brand is as follows:

	June 30, 2021		June 30, 2020		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,661	130,762	1,620	127,583	41	3,179	2.5%	2.5%
Sleep	411	29,027	399	28,251	12	776	3.0%	2.7%
Quality	1,681	126,603	1,690	128,909	(9)	(2,306)	(0.5)%	(1.8)%
Clarion	180	21,702	179	22,651	1	(949)	0.6%	(4.2)%
Econo Lodge	747	45,096	779	46,992	(32)	(1,896)	(4.1)%	(4.0)%
Rodeway	532	30,683	578	33,107	(46)	(2,424)	(8.0)%	(7.3)%
WoodSpring	298	35,876	281	33,797	17	2,079	6.0%	6.2%
MainStay	93	6,559	73	4,629	20	1,930	27.4%	41.7%
Suburban	69	6,349	60	6,082	9	267	15.0%	4.4%
Cambria Hotels	58	8,166	51	7,347	7	819	13.7%	11.1%
Ascend Hotel Collection	225	28,258	207	22,136	18	6,122	8.7%	27.7%
Total Domestic Franchises	5,955	469,081	5,917	461,484	38	7,597	0.6%	1.6%
As of both June 30, 2021 and June 30, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the three months ended June 30, 2021 increased $1.7 million to $3.5 million compared to the three months ended June 30, 2020 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 45 hotels (from 1,201 as of June 30, 2020 to 1,156 as of June 30, 2021) and 3,370 rooms (from

135,534 as of June 30, 2020 to 132,164 as of June 30, 2021). As of June 30, 2021 and June 30, 2020, approximately 2% and 7%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
We expect the uncertainty surrounding the potential duration of the pandemic, including an increase in the prevalence in variants, as well as the rate and pace of vaccinations around the world, to continue to impact the number of domestic and international hotels that temporarily suspend operations.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the second quarter of 2021, the Company awarded 111 domestic franchise agreements representing 8,888 rooms compared to 93 franchising agreements representing 6,793 rooms for the second quarter of 2020. Domestic franchise agreements awarded for new construction hotels totaled 41 contracts representing 4,011 rooms during the three months ended June 30, 2021, compared to 34 contracts representing 2,936 rooms for the three months ended June 30, 2020. Conversion hotel awarded franchise agreements totaled 70 representing 4,877 rooms for the three months ended June 30, 2021, compared to 59 agreements representing 3,857 rooms for the three months ended June 30, 2020.
The Company awarded 128 domestic relicensing contracts during the three months ended June 30, 2021, compared to 35 executed during the three months ended June 30, 2020. The Company awarded 8 domestic renewal agreements during the three months ended June 30, 2021, compared to 10 awarded during the three months ended June 30, 2020.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased from $6.7 million for the three months ended June 30, 2020 to $7.3 million for the three months ended June 30, 2021.
At June 30, 2021, the Company had 884 franchised hotels with 72,312 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 982 hotels and 78,517 rooms at June 30, 2020. The number of new construction franchised hotels in the Company's domestic pipeline decreased from 741 at June 30, 2020 to 663 at June 30, 2021. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased from 241 hotels at June 30, 2020 to 221 hotels at June 30, 2021. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 60 franchised hotels with 8,108 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2021, compared to 53 hotels and 6,612 rooms at June 30, 2020. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues increased $1.4 million from $10.7 million for the three months ended June 30, 2020 to $12.1 million for the three months ended June 30, 2021. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during the second quarter of 2021 at our franchised hotels.
Other Revenues: Other revenues increased $5.3 million from $2.4 million for the three months ended June 30, 2020 to $7.7 million for the three months ended June 30, 2021 driven by an increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $34.5 million for the three months ended June 30, 2021, a decrease of $9.4 million from the three months ended June 30, 2020.
SG&A expenses for the three months ended June 30, 2021 and 2020 include approximately $0.6 million and $0.5 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations and maintenance of an office building.

Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended June 30, 2021 decreased $9.5 million to $33.9 million in the current quarter primarily due to a decrease in provision for credit losses in Trade Receivables and Notes Receivables recorded in accordance with Topic 326, a lesser increase in the Company's deferred compensation liabilities based on lower relative increases in the underlying investments, and continuous impact of implemented cost mitigation measures related to COVID-19 pandemic, including reductions of certain domestic and international positions and non-essential expenditures.
Loss on impairment of assets: In the second quarter of 2020, the Company recognized $1.2 million charge related to a prospective self-development project the Company elected to no longer pursue.
Other (Gains) Losses: The Company recorded other net gains of $2.1 million for the three months ended June 30, 2021, compared to other net gains of $3.6 million for the three months ended June 30, 2020. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net (Gain) Loss of Affiliates: The Company recorded net gains of $1.2 million from its unconsolidated joint ventures for the three months ended June 30, 2021, compared to net losses of $3.5 million for the three months ended June 30, 2020. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of the ownership interest of an unconsolidated joint venture resulting in a gain of $2.6 million in the second quarter of 2021, in addition to increased losses for the three months ended June 30, 2020 of operating joint venture hotels as impacted by the COVID-19 pandemic. Refer to Note 4 to our consolidated financial statements for additional information. We anticipate the results recognized from these investments will continue to be impacted by the uncertainty of the COVID-19 pandemic for the remainder of 2021.
Income Tax Expense (Benefit): The effective income tax rates were 23.2% and 11.8% for the three months ended June 30, 2021 and 2020, respectively.
The effective income tax rate for the three months ended June 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $1.2 million of excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.

Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2021 and 2020
Summarized financial results for the six months ended June 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020
REVENUES
Royalty fees	$172,289	$120,491
Initial franchise and relicensing fees	12,755	13,960
Procurement services	23,283	24,494
Marketing and reservation system	227,509	190,062
Owned hotels	13,347	11,530
Other	12,108	9,371
Total revenues	461,291	369,908
OPERATING EXPENSES
Selling, general and administrative	64,737	72,318
Depreciation and amortization	12,594	12,927
Marketing and reservation system	211,458	219,756
Owned hotels	9,480	9,010
Total operating expenses	298,269	314,011
Loss on impairment of assets	—	(1,226)
Operating income	163,022	54,671
OTHER INCOME AND EXPENSES, NET
Interest expense	23,468	24,462
Interest income	(2,515)	(4,533)
Loss on extinguishment of debt	—	607
Other (gains) losses	(3,313)	1,173
Equity in net (gain) loss of affiliates	4,818	5,441
Total other income and expenses, net	22,458	27,150
Income (loss) before income taxes	140,564	27,521
Income tax expense (benefit)	32,345	(25,501)
Net income (loss)	$108,219	$53,022
Results of Operations
The Company recorded income before income taxes of $140.6 million for the six-month period ended June 30, 2021, a $113.1 million increase from the same period of the prior year. The increase in income before income taxes reflects a $108.3 million increase in operating income, a $4.5 million increase in other (gains) losses, and a $1.0 million decrease in interest expense, partially offset by $2.0 million decrease in interest income.
Operating income increased $108.3 million primarily due to a $51.8 million increase in royalty revenues, a $45.7 million increase in the net surplus generated from marketing and reservation system activities, a $7.6 million decrease in SG&A expenses, a $2.7 million increase in other revenues, and recognition of $1.2 million loss on impairment of long-lived assets during the six-month period ended June 30, 2020, partially offset by a $1.2 million decrease in initial franchise and relicensing fees and $1.2 million decrease in procurement services revenues.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2021 increased $51.1 million to $165.8 million, a 45% increase compared to the six months ended June 30, 2020. The increase in royalties reflect a 39.2% increase in RevPAR. System-wide RevPAR increased due to a 1,210 basis point increase in occupancy rates and a 8.5% increase in average daily rates. The increase in domestic royalties is also due to a 1.6% increase in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.94% for the six months ended June 30, 2020 to 5.01% for the six months ended June 30, 2021.

A summary of the Company's domestic franchised hotels operating information is as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2021			June 30, 2020
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$89.83	57.2%	$51.36	$84.20	42.6%	$35.85	6.7%	1,460	bps	43.3%
Sleep	80.68	56.0%	45.20	76.92	43.5%	33.46	4.9%	1,250	bps	35.1%
Quality	77.41	50.7%	39.21	71.07	38.7%	27.49	8.9%	1,200	bps	42.6%
Clarion	79.03	39.7%	31.37	72.51	31.4%	22.75	9.0%	830	bps	37.9%
Econo Lodge	63.54	48.2%	30.61	57.15	38.1%	21.79	11.2%	1,010	bps	40.5%
Rodeway	63.53	49.6%	31.49	58.39	40.9%	23.87	8.8%	870	bps	31.9%
WoodSpring	49.03	80.1%	39.26	45.99	69.7%	32.07	6.6%	1,040	bps	22.4%
MainStay	75.34	59.5%	44.83	76.21	51.3%	39.07	(1.1)%	820	bps	14.7%
Suburban	51.97	70.5%	36.62	52.52	61.4%	32.24	(1.0)%	910	bps	13.6%
Cambria Hotels	116.93	50.8%	59.40	120.89	36.7%	44.41	(3.3)%	1,410	bps	33.8%
Ascend Hotel Collection	123.91	50.1%	62.04	115.48	39.7%	45.89	7.3%	1,040	bps	35.2%
Total	$77.09	54.8%	$42.23	$71.08	42.7%	$30.33	8.5%	1,210	bps	39.2%
International royalty fees for the six months ended June 30, 2021 increased $0.7 million to $6.5 million compared to the six months ended June 30, 2020 as a result of increases in RevPAR performance, despite reductions of the international franchise system decreasing by 45 hotels (from 1,201 as of June 30, 2020 to 1,156 as of June 30, 2021) and 3,370 rooms (from 135,534 as of June 30, 2020 to 132,164 as of June 30, 2021). As of June 30, 2021 and June 30, 2020, approximately 2% and 7%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
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
During the six months ended June 30, 2021, the Company awarded 200 domestic franchise agreements representing 20,668 rooms compared to 151 franchise agreements representing 11,449 rooms for the six months ended June 30, 2020. Domestic franchise agreements awarded for new construction hotels totaled 56 representing 5,293 rooms during the six months ended June 30, 2021 compared to 50 franchise agreements representing 4,297 rooms for the six months ended June 30, 2020. Conversion hotel awarded franchise agreements totaled 144 representing 15,375 rooms for the six months ended June 30, 2021 compared to 101 franchise agreements representing 7,152 rooms for the six months ended June 30, 2020.
The Company awarded 180 domestic relicensing contracts during the six months ended June 30, 2021, compared to 110 executed during the six months ended June 30, 2020. The Company awarded 20 domestic renewal agreements during both the six months ended June 30, 2021 and 2020.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased $1.2 million from $14.0 million during the six months ended June 30, 2020 to $12.8 million during six months ended June 30, 2021.
Given the uncertainty as to the duration of the COVID-19 pandemic and virus variants, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues decreased $1.2 million from $24.5 million for the six months ended June 30, 2020 to $23.3 million for the six months ended June 30, 2021. These results reflect a decrease in fees generated from travel-related partnerships and qualified vendors resulting from lower occupancy at our franchised hotels in the first quarter of 2021 stemming from impacts of the COVID-19 pandemic.
Other Revenues: Other revenues increased $2.7 million from $9.4 million for the six months ended June 30, 2020 to $12.1 million in the same period of the current year driven by an increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $64.7 million for the six months ended June 30, 2021, a decrease of $7.6 million from the six months ended June 30, 2020.
SG&A expenses for the six months ended June 30, 2021 and 2020 include approximately $0.8 million and $1.5 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations and maintenance of an office building.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the six months ended June 30, 2021 decreased $6.9 million to $63.9 million in the current year primarily due to a decrease in provision for credit losses in Trade Receivables and Notes Receivables recorded in accordance with Topic 326, continuous impact of implemented cost mitigation measures resulting from the COVID-19 pandemic, including reductions of certain domestic and international positions and non-essential expenditures, offset by increases in the Company's deferred compensation liabilities based on relative net increases in the underlying investments.
Loss on impairment of assets: In the second quarter of 2020, the Company recognized $1.2 million charge related to a prospective self-development project the Company was no longer pursuing.
Interest Expense: The Company recorded interest expense of $23.5 million for the six months ended June 30, 2021, a decrease of $1.0 million from the six months ended June 30, 2020. The decrease in interest expense is a result of lower effective interest rates on outstanding borrowings in the comparative periods.
Interest Income: The Company recorded interest income of $2.5 million for the six months ended June 30, 2021, a decrease of $2.0 million from the six months ended June 30, 2020. The decrease in interest income is primarily a result of an increase in loans on non-accrual of interest status.
Loss on Extinguishment of Debt: During the first quarter of 2020, the Company recorded a loss on the extinguishment of debt of $0.6 million related to the early pay off of a construction loan in the amount of $33.1 million, inclusive of accrued and unpaid interest.
Other (Gains) Losses: The Company recorded other net gains of $3.3 million for the six months ended June 30, 2021, compared to other net losses of $1.2 million for the six months ended June 30, 2020. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Equity in Net (Gain) Loss of Affiliates: The Company recorded net losses of $4.8 million from its unconsolidated joint ventures for the six months ended June 30, 2021 compared to net losses of $5.4 million for the six months ended June 30, 2020. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sale of the ownership interest of an unconsolidated joint venture resulting in a gain of $2.6 million in the second quarter of 2021, in addition to increased losses for the three months ended June 30, 2020 of operating joint venture hotels as impacted by the COVID-19 pandemic, partially offset by the impairment of an unconsolidated joint venture resulting in a loss of $4.8 million in the first quarter of 2021. We anticipate the results recognized from these investments will continue to be impacted by the COVID-19 pandemic for the remainder of 2021.
Income Tax Expense (Benefit): The effective income tax rates were 23.0% and (92.3)% for the six months ended June 30, 2021 and 2020, respectively.
The effective income tax rate for the six months ended June 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $2.0 million of excess tax benefits from share-based compensation. The effective income tax rate for the six months ended June 30, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of our international reorganization in accordance with ASU 2016-16, which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer, that resulted in a $30.6 million tax benefit. The effective income tax rate was also lower due to $2.7 million of excess tax benefits from share-based compensation and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.
On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security Act" ("CARES") Act was signed into law. The CARES Act provided opportunities to support companies affected by the COVID-19 pandemic and contained numerous income tax provisions. The provisions in the CARES Act do not have any significant impact to our consolidated financial statements.
Liquidity and Capital Resources
In response to the COVID-19 pandemic, we have taken steps to adjust the Company’s cost structure and increase its financial flexibility and liquidity. At June 30, 2021, the Company had approximately $908.0 million in cash and available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of June 30, 2021, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
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
Operating Activities
During the six months ended June 30, 2021 and 2020, net cash provided by operating activities totaled $102.4 million and $1.5 million, respectively. Operating cash flows increased $100.9 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2021 and 2020, the Company's net advances for these purposes totaled $18.1 million and $12.6 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At June 30, 2021, the Company had commitments to extend an additional $271.4 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the six months ended June 30, 2021, marketing and reservation system revenues exceeded expenses by $16.0 million. During the six months ended June 30, 2020, marketing and reservation system expenses exceeded revenues by $29.7 million.
Investing Activities
Cash utilized for investing activities totaled $33.0 million and $29.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash utilized for investing activities for the six months ended June 30, 2021 primarily reflects the following items:
During the six months ended June 30, 2021 and 2020, capital expenditures in property and equipment totaled $23.4 million and $21.1 million, respectively. The increase in capital expenditures primarily reflects costs incurred to support the continued growth of the Cambria Hotels brand.

During the second quarter of 2021, the Company realized proceeds of $11.8 million from the sale of membership interests on three separate variable interest entity ("VIE") previously accounted for under the equity method of accounting.
During the six months ended June 30, 2021 and 2020, the Company invested $1.1 million and $3.0 million, respectively, in joint ventures accounted for under the equity method of accounting. In addition, the Company received distributions from these joint ventures totaling $3.1 million for the six months ended June 30, 2020, and no distributions for the six months ended June 30, 2021. The Company's investment in these joint ventures primarily relates to ventures that support the Company's efforts to promote the growth of our Cambria Hotels brand. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $8.3 million to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2021, the Company advanced no amounts and received repayments totaling $0.1 million for these purposes, and acquired a senior note with collateral in an underlying operating hotel for $17.9 million. For the six months ended June 30, 2020, the Company advanced and received repayments totaling $7.7 million and $0.1 million for these purposes, respectively. At June 30, 2021, the Company had commitments to extend an additional $7.7 million for these purposes provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The deployment and annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of franchise agreement acquisition costs, joint venture investments, hotel ownership and development, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At June 30, 2021, the Company had approximately $541.7 million outstanding pursuant to these financial support activities.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At June 30, 2021, the Company maintained a total leverage ratio of 3.08x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remains undrawn as of December 31, 2020 and June 30, 2021.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2021, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
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
At June 30, 2021, the Company was in active discussions with the lending governmental entities to amend the agreements to modify the Company’s employment level requirements for 2020 and future years based on the impact of the COVID-19 pandemic and to waive prior and existing items of non-compliance associated with the employment level requirements.
Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends. The most recent dividend declaration from the Company's board of directors was on May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock (total $12.5 million) to be paid in July 2021.
During the six months ended June 30, 2021, the Company paid no cash dividends.
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

During the six months ended June 30, 2021, the Company repurchased 1,582 shares of its common stock under the share repurchase program at a total cost of $0.1 million. Through June 30, 2021, the Company repurchased 51.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.56 per share. As of June 30, 2021, the Company had 3.4 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2021, the Company redeemed 47,655 shares of common stock at a total cost of $5.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of June 30, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $33.8 million and $31.4 million at June 30, 2021 and December 31, 2020, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2021, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2021:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2021	—	$—	—	3,399,216
February 28, 2021	11,039	109.21	—	3,399,216
March 31, 2021	35,460	108.29	—	3,399,216
April 30, 2021	222	113.88	—	3,399,216
May 31, 2021	934	113.80	—	3,399,216
June 30, 2021	—	117.04	1,582	3,397,634
Total	47,655	$108.64	1,582	3,397,634
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through June 30, 2021, the Company has repurchased 51.6 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.6 million shares at an average price of $17.56 a share.
(2) During the six months ended June 30, 2021, the Company redeemed 47,655 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

CHOICE HOTELS INTERNATIONAL, INC.

August 5, 2021	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 5, 2021	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer