Form 10-Q
period 2021-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2021-11-04
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on October 29, 2021 was 55,629,330.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Royalty fees	$127,317	$79,666	$299,606	$200,157
Initial franchise and relicensing fees	6,149	6,071	18,904	20,031
Procurement services	13,010	10,115	36,293	34,609
Marketing and reservation system	156,871	107,141	384,380	297,203
Owned hotels	11,377	4,201	24,724	15,731
Other	8,645	3,577	20,753	12,948
Total revenues	323,369	210,771	784,660	580,679
OPERATING EXPENSES
Selling, general and administrative	35,110	31,779	99,847	104,098
Depreciation and amortization	5,883	6,382	18,477	19,309
Marketing and reservation system	116,216	113,808	327,674	333,564
Owned hotels	7,054	3,812	16,534	12,822
Total operating expenses	164,263	155,781	462,532	469,793
Loss on impairment of assets	—	(4,290)	—	(5,516)
Operating income	159,106	50,700	322,128	105,370
OTHER INCOME AND EXPENSES, NET
Interest expense	11,638	12,691	35,106	37,153
Interest income	(1,202)	(1,744)	(3,717)	(6,277)
Loss on extinguishment of debt	—	15,958	—	16,565
Other (gains) losses	407	(2,030)	(2,906)	(858)
Equity in net (gain) loss of affiliates	(3,326)	1,731	1,492	7,172
Total other income and expenses, net	7,517	26,606	29,975	53,755
Income before income taxes	151,589	24,094	292,153	51,615
Income tax expense (benefit)	34,934	9,594	67,279	(15,907)
Net income	$116,655	$14,500	$224,874	$67,522

Basic earnings per share	$2.10	$0.26	$4.05	$1.22
Diluted earnings per share	$2.08	$0.26	$4.01	$1.21

Cash dividends declared per share	$0.225	$—	$0.450	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$116,655	$14,500	$224,874	$67,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(57)	240	66	(237)
Other comprehensive income (loss), net of tax	(57)	240	66	(237)
Comprehensive income	$116,598	$14,740	$224,940	$67,285
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$415,116	$234,779
Accounts receivable (net of allowance for credit losses of $48,275 and $59,424, respectively)	197,999	149,921
Income taxes receivable	—	4,186
Notes receivable (net of allowance for credit losses of $7,428 and $4,179, respectively)	71,334	24,048
Prepaid expenses and other current assets	26,520	19,980
Total current assets	710,969	432,914
Property and equipment, at cost (net of accumulated depreciation and amortization of $248,693 and $223,421, respectively)	351,768	334,901
Operating lease right-of-use assets	10,655	17,688
Goodwill	159,196	159,196
Intangible assets (net of accumulated amortization of $175,548 and $163,128, respectively)	306,008	303,725
Notes receivable (net of allowance for credit losses of $12,611 and $15,305, respectively)	67,755	95,785
Investments, employee benefit plans, at fair value	31,285	29,104
Investments in unconsolidated entities	42,961	57,879
Deferred income taxes	101,922	67,745
Other assets	83,415	88,396
Total assets	$1,865,934	$1,587,333
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$88,056	$83,329
Accrued expenses and other current liabilities	129,173	78,920
Deferred revenue	80,607	50,290
Current portion of long-term debt	216,217	—
Liability for guest loyalty program	76,541	43,308
Total current liabilities	590,594	255,847
Long-term debt	843,820	1,058,738
Long-term deferred revenue	106,410	122,406
Deferred compensation and retirement plan obligations	35,958	33,756
Income taxes payable	20,642	23,394
Operating lease liabilities	5,666	12,739
Liability for guest loyalty program	40,236	77,071
Other liabilities	10,462	9,134
Total liabilities	1,653,788	1,593,085
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2021 and December 31, 2020; 55,630,704 and 55,535,554 shares outstanding at September 30, 2021 and December 31, 2020, respectively	951	951
Additional paid-in-capital	253,361	233,921
Accumulated other comprehensive loss	(4,580)	(4,646)
Treasury stock, at cost; 39,434,934 and 39,530,084 shares at September 30, 2021 and December 31, 2020, respectively	(1,261,926)	(1,260,478)
Retained earnings	1,224,340	1,024,500
Total shareholders’ equity (deficit)	212,146	(5,752)
Total liabilities and shareholders’ equity (deficit)	$1,865,934	$1,587,333
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$224,874	$67,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,477	19,309
Depreciation and amortization – marketing and reservation system	18,364	14,994
Franchise agreement acquisition cost amortization	9,734	8,343
Loss on impairment of assets	—	5,516
Loss on extinguishment of debt	—	16,565
Non-cash stock compensation and other charges	24,277	4,748
Non-cash interest and other investment income	(11,039)	(465)
Deferred income taxes	(34,285)	(31,411)
Equity in net losses from unconsolidated joint ventures, less distributions received	8,421	7,320
Franchise agreement acquisition costs, net of reimbursements	(28,466)	(16,960)
Change in working capital and other	14,887	(25,801)
Net cash provided by operating activities	245,244	69,680
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(46,098)	(32,176)
Investment in intangible assets	(3,113)	(1,212)
Proceeds from sale of tax credits for rehabilitation of historic building	—	9,197
Contributions to equity method investments	(2,150)	(4,620)
Distributions and sale proceeds from equity method investments	15,554	3,362
Purchases of investments, employee benefit plans	(1,279)	(2,254)
Proceeds from sales of investments, employee benefit plans	2,487	2,372
Purchase/issuance of notes receivable	(17,918)	(9,845)
Collection of notes receivable	63	5,113
Other items, net	(115)	(473)
Net cash used in investing activities	(52,569)	(30,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Term Loan	—	249,500
Proceeds from issuance of 2020 Senior Notes	—	447,723
Net borrowings pursuant to revolving credit facilities	—	(18,200)
Principal payments on long-term debt	—	(466,915)
Payments to extinguish long-term debt	—	(14,347)
Debt issuance costs	(365)	(4,620)
Purchase of treasury stock	(10,039)	(55,158)
Dividends paid	(12,528)	(25,274)
Proceeds from exercise of stock options	10,817	6,615
Net cash (used in) provided by financing activities	(12,115)	119,324
Net change in cash and cash equivalents	180,560	158,468
Effect of foreign exchange rate changes on cash and cash equivalents	(223)	(267)
Cash and cash equivalents at beginning of period	234,779	33,766
Cash and cash equivalents at end of period	$415,116	$191,967

Supplemental disclosure of cash flow information

Cash payments during the period for:
Income taxes, net of refunds	$58,229	$41
Interest, net of capitalized interest	$36,519	$37,338
Non-cash investing and financing activities:
Dividends declared but not paid	$12,517	$—
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$6,920	$757

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (1)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	55,463	55,463
Other comprehensive income (loss)	—	—	—	(664)	—	—	(664)
Share-based payment activity (2)	294,826	—	(9,607)	—	8,089	(269)	(1,787)
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(657,031)	—	—	—	(54,072)	—	(54,072)
Balance as of March 31, 2020	55,340,423	$951	$221,553	$(5,214)	$(1,265,888)	$1,004,744	$(43,854)
Net income	—	—	—	—	—	(2,441)	(2,441)
Other comprehensive income (loss)	—	—	—	187	—	—	187
Share-based payment activity (2)	29,997	—	2,166	—	1,825	(171)	3,820
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(6,525)	—	—	—	(464)	—	(464)
Balance as of June 30, 2020	55,363,895	$951	$223,719	$(5,027)	$(1,264,527)	$1,002,132	$(42,752)
Net income	—	—	—	—	—	14,500	14,500
Other comprehensive income (loss)	—	—	—	240	—	—	240
Share based payment activity (2)	101,857	—	4,802	—	2,424	3	7,229
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(7,504)	—	—	—	(621)	—	(621)
Balance as of September 30, 2020	55,458,248	951	228,521	(4,787)	(1,262,724)	1,016,635	(21,404)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss)	—	—	—	52	—	—	52
Share-based payment activity (2)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared (2)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235
Net income	—	—	—	—	—	85,882	85,882
Other comprehensive income (loss)	—	—	—	71	—	—	71
Share-based payment activity (2)	111,895	—	9,066	—	3,516	1	12,583
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,521)	(12,521)
Treasury purchases	(2,738)	—	—	—	(317)	—	(317)
Balance as of June 30, 2021	55,646,993	$951	$246,604	$(4,523)	$(1,258,295)	$1,120,196	$104,933
Net income	—	—	—	—	—	116,655	116,655
Other comprehensive income (loss)	—	—	—	(57)	—	—	(57)
Share based payment activity (2)	23,757	—	6,757	—	1,045	6	7,808
Dividends declared ($0.225 per share) (2)	—	—	—	—	—	(12,517)	(12,517)
Treasury purchases	(40,046)	—	—	—	(4,676)	—	(4,676)
Balance as of September 30, 2021	55,630,704	951	253,361	(4,580)	(1,261,926)	1,224,340	212,146

(1) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent amendments issued thereafter (collectively "Topic 326"), which was adopted on January 1, 2020. Refer to Note 3.
(2) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In April 2020, subsequent to the payment of the dividend and in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. During 2020 and 2021, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity. On May 7, 2021 and September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock.

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
Significant changes in the contract liabilities balances during the period December 31, 2020 to September 30, 2021 are as follows:

(in thousands)
Balance as of December 31, 2020	$156,227
Increases to the contract liability balance due to cash received	76,936
Revenue recognized in the period	(58,264)
Balance as of September 30, 2021	$174,899
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $174.9 million as of September 30, 2021. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$127,317	$—	$127,317	$79,666	$—	$79,666
Initial franchise and relicensing fees	6,149	—	6,149	6,071	—	6,071
Procurement services	12,285	725	13,010	9,620	495	10,115
Marketing and reservation system	145,216	11,655	156,871	93,327	13,814	107,141
Owned hotels	9,614	1,652	11,266	3,498	595	4,093
Other	8,645	—	8,645	3,317	—	3,317
Total Topic 606 revenues	$309,226	$14,032	323,258	$195,499	$14,904	210,403
Non-Topic 606 revenues			111			368
Total revenues			$323,369			$210,771

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$299,606	$—	$299,606	$200,157	$—	$200,157
Initial franchise and relicensing fees	18,904	—	18,904	20,031	—	20,031
Procurement services	34,526	1,767	36,293	33,069	1,540	34,609
Marketing and reservation system	346,211	38,169	384,380	247,092	50,111	297,203
Owned hotels	20,683	3,709	24,392	13,159	2,248	15,407
Other	20,753	—	20,753	12,167	—	12,167
Total Topic 606 revenues	$740,683	$43,645	784,328	$525,675	$53,899	579,574
Non-Topic 606 revenues			332			1,105
Total revenues			$784,660			$580,679
Non-Topic 606 revenues primarily represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 11, the Corporate & Other segment amounts represent $13.5 million and $6.4 million for the three months ended September 30, 2021 and 2020, respectively, and $30.5 million and $21.8 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $0.9 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Senior	$123,526	$104,716
Subordinated	34,192	33,234
Unsecured	1,410	1,367
Total notes receivable	159,128	139,317
Total allowance for notes receivable credit losses	(20,039)	(19,484)
Total notes receivable, net of allowance	$139,089	$119,833
Current portion, net of allowance	$71,334	$24,048
Long-term portion, net of allowance	$67,755	$95,785
During the second quarter of 2021, the Company acquired a senior note collateralized by an operating hotel for $17.9 million. The acquired senior note has an origination date in June 2018.
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2021	2020	2019	Prior	Total
Senior	$—	$—	$28,867	$94,659	$123,526
Subordinated	—	—	2,747	31,445	34,192
Unsecured	—	—	—	1,410	1,410
Total notes receivable	$—	$—	$31,614	$127,514	$159,128
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326:

(in thousands)	September 30, 2021	December 31, 2020
Beginning balance	$19,484	$4,556
Allowances established from adoption of Topic 326	—	8,348
Provision for credit losses	555	7,634
Write-offs	—	(1,054)
Ending balance	$20,039	$19,484
The provisions recorded in the nine months ended September 30, 2021 primarily result from changes in the classification of certain loans as collateral-dependent and associated revisions to their allowances. Allowances for credit losses attributable to collateral-dependent loans are $9.1 million and $7.8 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, three loans with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by either land parcels, an operating hotel, or membership interests in the borrowing entities. The Company used a discounted cash flow ("DCF") technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent.
During the first quarter of 2021, a loan with senior and subordinated tranches, that met the definition of collateral-dependent as of December 31, 2020, was restructured and as a result no longer meets the classification of collateral-dependent as of September 30, 2021.
In September 2021, the Company reached a settlement with a borrower holding a loan classified as collateral-dependent, collateralized by an operating hotel. The key terms of the settlement resulted in a deed in lieu of foreclosure on the operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreement. The property was exchanged in full settlement of the senior and mezzanine loans and will be recorded at fair value as of the acquisition date of October 1, 2021. The Company will account for the acquisition of the hotel as an asset acquisition in the fourth quarter of 2021.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $68.7 million and $28.9 million at September 30, 2021 and December 31, 2020, respectively.
The Company has identified loans totaling approximately $13.1 million as of both September 30, 2021 and December 31, 2020, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.4 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2021
Senior	$—	$—	$17,917	$17,917	$105,609	$123,526
Subordinated	—	—	8,838	8,838	25,354	34,192
Unsecured	—	—	—	—	1,410	1,410
	$—	$—	$26,755	$26,755	$132,373	$159,128
As of December 31, 2020
Senior	$—	$—	$15,200	$15,200	$89,516	$104,716
Subordinated	—	—	2,209	2,209	31,025	33,234
Unsecured	—	—	—	—	1,367	1,367
	$—	$—	$17,409	$17,409	$121,908	$139,317
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of September 30, 2021. Refer to Note 12.
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $138.5 million and $119.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.

Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2020, the Company recorded provisions for credit losses on accounts receivable of $10.4 million in SG&A expenses and $18.0 million in marketing and reservation system expenses, in consideration of the economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. During nine months ended September 30, 2021, the Company recorded reversals of provisions for credit losses on accounts receivable of $2.2 million in SG&A expenses and $4.2 million in marketing and reservation system expenses, after considering improved collection patterns and economic and credit conditions.
4.    Investments in Unconsolidated Entities
The Company maintains a portfolio of investments owned through noncontrolling interests in equity method investments with one or more partners. The Company has equity method investments in joint ventures that represent VIEs totaling $40.5 million and $56.9 million on the consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. Based on an analysis of who has the power to direct the activities that most significantly impact these entities performance and who has an obligation to absorb losses of these entities or a right to receive benefits from these entities that could potentially be significant to the entity, the Company determined that it is not the primary beneficiary of any of these VIEs. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements. Although the Company is not the primary beneficiary of these VIEs, it does exercise significant influence through its equity ownership and as a result the Company's investment in these entities is accounted for under the equity method. For the three months ended September 30, 2021 and 2020, the Company recognized (gains) losses totaling $(2.5) million and $2.3 million, respectively, from these investments that represent VIEs. For the nine months ended September 30, 2021 and 2020, the Company recognized losses totaling $3.0 million and $6.9 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
During the first quarter of 2021, the Company recognized an other-than-temporary impairment of $4.8 million related to an equity method investment. The Company assessed the estimated fair value of the investment from comparable market transactions of the investment. Based on this analysis, the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded an other-than-temporary impairment from the carrying value to the estimated fair value for the investment. The other-than-temporary impairment is classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 11.
During the second quarter of 2021, the Company sold its ownership interest in three separate equity method investments. The Company recognized a cumulative gain of $2.6 million on the sales of these investments, which is recorded in equity in net (gain) loss of affiliates. During the third quarter of 2021, a joint venture for which the Company maintains an ownership interest sold its underlying assets. The Company received a distribution and recognized a gain of $4.3 million, which is recorded in equity in net (gain) loss of affiliates.

5.    Debt
Debt consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.7 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively	$444,318	$443,860
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.9 million and $5.4 million at September 30, 2021 and December 31, 2020, respectively	395,086	394,635
$400 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.4 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively	216,217	215,827
$600 million senior unsecured revolving credit facility (1)	—	—
Economic development loans with an effective interest rate of 3.00% at September 30, 2021 and December 31, 2020, respectively	4,416	4,416
Total debt	$1,060,037	$1,058,738
Less current portion	216,217	—
Long-term debt	$843,820	$1,058,738
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full and the facility remains undrawn as of September 30, 2021 and December 31, 2020. As there are no outstanding borrowings at September 30, 2021 or December 31, 2020, deferred issuance costs for the senior unsecured revolving credit facility of $2.4 million and $2.4 million, respectively, are presented in non-current Other assets in the consolidated balance sheets.
In August 2021, the Company executed a one-year extension on the senior unsecured revolving credit facility for $540 million of the $600 million total capacity in exchange for fees of $0.4 million. The extended maturity date is August 20, 2026.

Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2021 and 2020 are as follows:

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive income (loss) before reclassification	66
Net current period other comprehensive income (loss)	66
Balance as of September 30, 2021	$(4,580)

(in thousands)
Balance as of December 31, 2019	$(4,550)
Other comprehensive income (loss) before reclassification	(237)
Net current period other comprehensive income (loss)	(237)
Balance as of September 30, 2020	$(4,787)
The other comprehensive income (loss) before reclassification for both the nine months ended September 30, 2021 and 2020 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2021
Mutual funds (1)	$31,069	$31,069	$—	$—
Money market funds (1)	2,519	—	2,519	—
Total	$33,588	$31,069	$2,519	$—
As of December 31, 2020
Mutual funds (1)	$28,520	$28,520	$—	$—
Money market funds (1)	2,836	—	2,836	—
Total	$31,356	$28,520	$2,836	$—
(1) Included in Investments, employee benefit plans, at fair value and Other current assets on the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the Company's senior unsecured revolving credit facility adjust frequently based on current market rates; accordingly, we believe its carrying amount, when amounts are drawn, approximates fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt. At September 30, 2021 and December 31, 2020, the carrying amounts and fair values are as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$444,318	$484,574	$443,860	$498,290
2019 Senior Notes	395,086	428,544	394,635	438,104
2012 Senior Notes	216,217	224,688	215,827	232,381
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 23.1% and 39.4% for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rates were 23.0% and (30.8)% for the nine months ended September 30, 2021 and 2020, respectively.
The effective income tax rate for the three months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $0.4 million of excess tax benefits from share-based compensation and $0.7 million of additional federal research and development ("R&D") tax credits. The effective income tax rate for the nine months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $2.4 million of excess tax benefits from share-based compensation and $0.7 million of additional federal R&D tax credits.

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
The effective income tax rate for the three months ended September 30, 2020 was higher than the U.S. federal income tax rate of 21.0% primarily due to the establishment of a valuation allowance of $5.1 million and state income taxes, partially offset by the impact of foreign operations, a $1.5 million adjustment to our deferred taxes, and $0.7 million of excess tax benefits from share-based compensation. The effective income tax rate for the nine months ended September 30, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impacts of ASU-2016 and the corresponding valuation allowance, $3.4 million of excess tax benefits from share-based compensation, an adjustment to our deferred taxes, and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax expense are as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2021	2020	2021	2020
Stock options	$933	$497	$2,482	$1,478
Restricted stock awards	2,285	2,206	7,126	6,249
Performance vested restricted stock units	2,950	675	7,760	(4,836)
Total share-based compensation expense	$6,168	$3,378	$17,368	$2,891
Income tax expense	$1,498	$805	$4,219	$689
A summary of share-based award activity as of and changes during the nine months ended September 30, 2021 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	819,610	$70.48		304,439	$84.48	321,752	$109.25
Granted	280,811	104.87		55,439	107.49	98,544	108.75
Performance-Based Leveraging (1)	—	—		—	—	75,476	107.51
Exercised/Vested	(181,458)	59.61		(106,167)	80.80	(3,986)	81.55
Expired	—	—		—	—	(72,955)	81.55
Forfeited	(1,629)	104.87		(15,401)	89.79	(3,324)	95.98
Outstanding at September 30, 2021	917,334	$83.10	5.8 years	238,310	$91.12	415,507	$114.05
Options exercisable at September 30, 2021	425,571	$67.02	3.1 years
(1) PVRSUs outstanding have been increased by 75,476 units in the nine months ended September 30, 2021 due to the Company exceeding the targeted performance conditions contained in PVRSUs.

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
(1) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. On May 7, 2021 and September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock.
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the nine months ended September 30, 2021 range from 9 to 48 months.
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
During the nine months ended September 30, 2021, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.
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
During the nine months ended September 30, 2020, the Company reduced the leveraging factor for 230,647 unvested PVRSUs to 0%.

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
During the three and nine months ended September 30, 2021, there were 34,746 and 36,328 purchases of common stock under the share repurchase program at a total cost of $4.0 million and $4.2 million, respectively. During the three and nine months ended September 30, 2021, the Company redeemed 5,300 and 52,955 shares of common stock at a total cost of $0.7 million and $5.8 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
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
The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$116,655	$14,500	$224,874	$67,522
(Income) loss allocated to participating securities	(420)	(78)	(910)	(378)
Net income (loss) available to common shareholders	$116,235	$14,422	$223,964	$67,144
Denominator:
Weighted average shares of common stock outstanding – basic	55,427	55,106	55,360	55,167
Basic earnings per share	$2.10	$0.26	$4.05	$1.22

Numerator:
Net income	$116,655	$14,500	$224,874	$67,522
(Income) loss allocated to participating securities	(420)	(78)	(910)	(377)
Net income (loss) available to common shareholders	$116,235	$14,422	$223,964	$67,145
Denominator:
Weighted average shares of common stock outstanding – basic	55,427	55,106	55,360	55,167
Dilutive effect of stock options and PVRSUs	478	304	429	273
Weighted average shares of common stock outstanding – diluted	55,905	55,410	55,789	55,440
Diluted earnings per share	$2.08	$0.26	$4.01	$1.21
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect or the performance or market conditions have not been met:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Stock options	—	155	—	155
PVRSUs	155	234	155	234

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
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$310,703	$13,532	$(866)	$323,369	$204,717	$6,368	$(314)	$210,771
Operating income (loss)	$169,516	$(10,410)	$—	$159,106	$70,940	$(20,240)	$—	$50,700
Income (loss) before income taxes	$172,338	$(20,749)	$—	$151,589	$69,208	$(45,114)	$—	$24,094

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$756,013	$30,504	$(1,857)	$784,660	$560,082	$21,785	$(1,188)	$580,679
Operating income (loss)	$360,269	$(38,141)	$—	$322,128	$154,770	$(49,400)	$—	$105,370
Income (loss) before income taxes	$358,274	$(66,121)	$—	$292,153	$147,598	$(95,983)	$—	$51,615
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of September 30, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at September 30, 2021:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At September 30, 2021, the Company had commitments to extend an additional $269.2 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $7.5 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of mezzanine loans or credit facilities to franchisees for Choice brand development efforts. At September 30, 2021, the Company has committed to provide an aggregate of approximately $7.7 million, upon certain conditions being met, and none of these amounts have been disbursed.
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
13.     Transactions with Unconsolidated Joint Ventures
The Company has a management fee arrangement for marketing services with a joint venture partner. For the three months ended September 30, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million and $0.5 million, respectively. For both the nine months ended September 30, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $1.1 million and $0.9 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated joint ventures discussed in Note 4. Pursuant to these franchise agreements, for the three months ended September 30, 2021 and 2020, the Company recorded royalty, marketing reservation system, and other fees of approximately $8.0 million and $3.6 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded royalty, marketing reservation system, and other fees of approximately $15.0 million and $10.4 million, respectively. The Company recorded $3.0 million and $2.4 million as a receivable due from these joint ventures as of September 30, 2021 and December 31, 2020, respectively.

14.    Assets Held for Sale
Assets held for sale of $6.4 million are recorded within Prepaid expenses and other current assets on the consolidated balance sheets and relate to a commercial office building previously awarded to the Company pursuant to a court settlement. No revision to the carrying value was recorded upon reaching held for sale classification. As a result of the Company's long range planning process, management pursued a sale of the commercial office building. The building was sold in November 2021.
15.     Subsequent Events
On October 4, 2021, an office lease with an approximate 10-year term with an unrelated third party commenced. The Company expects to account for this lease as an operating lease and establish a lease liability and right-of-use asset of approximately $34.6 million and $25.3 million, respectively, during the fourth quarter of 2021.
On October 12, 2021, the Company executed a purchase and sale agreement for a parcel of land recorded at $8.7 million within Property and equipment, at cost, net on the consolidated balance sheets. As a result, this parcel of land is deemed to meet held for sale classification in October 2021. Management expects to sell the parcel of land in 2022.
On October 21, 2021, the Company entered into an office lease agreement with an unrelated third-party with an approximately 11 year term. This office lease is expected to commence in 2023.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic has led governments and other authorities and businesses around the world to impose or recommend measures intended to control its spread, including temporary closures of and occupancy limits on many businesses, travel restrictions, cancellation of events, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have reduced travel and demand for hotel rooms, which has had a material adverse impact on the hospitality industry and the Company both financially and operationally. The development of effective vaccines and the on-going distribution and vaccination efforts have been significant and positive developments and we believe have contributed to improved operating metrics since the second quarter of 2021. However, the extent to which the COVID-19 pandemic will continue to impact the hospitality industry and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, and the effectiveness of actions by government authorities and the public to continue to contain the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March 2020 resulting in significant decreases in revenue per available room ("RevPAR"). These trends steadily improved, albeit remained significantly impacted, over the remainder of 2020, resulting in full year 2020 domestic RevPAR experiencing a decline of approximately 30.7% from full year 2019. The Company continued to experience significant negative impacts through the first quarter of 2021, although an increase in leisure travel reservations was observed in March 2021 that steadily improved through September 2021. The third quarter 2021 domestic RevPAR experienced an increase of approximately 56.4% and 11.4% relative to third quarter 2020 and third quarter 2019, respectively. As of both September 30, 2021 and September 30, 2020, there were less than 1% of Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of September 30, 2021, the Company had approximately $1.0 billion in cash and additional available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

In response to the COVID-19 pandemic, we implemented measures during 2020 to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. The measures that remain in effect during the third quarter of 2021 include, but are not limited to, the following:
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
While a recovery in the hospitality industry has commenced, industry projections anticipate that recovery to 2019 operating performance will span multiple years. As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery and foreseeable future for the industry.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Additionally, on September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock, which was paid in October 2021.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, see Risk Factors in Part II, Item 1A of our first quarter 2021 Form 10-Q and 2020 Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,102 hotels open comprising 601,776 rooms and 912 hotels under construction, awaiting conversion or approved for development comprising 78,547 rooms as of September 30, 2021, located in 50 states, the District of Columbia and more than 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. All of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our third quarter 2021 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. Due to increased RevPAR growth during the second and third quarters of 2021 and our management of discretionary marketing and reservation system expenditures, we anticipate marketing and reservation revenues to exceed expenses for full year 2021.
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
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, maintaining a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and expanding our partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, prior to the second and third quarters of 2021, the Company's hotels experienced declines in occupancy and RevPAR resulting from the impacts of the COVID-19 pandemic. The declines impacted the profitability of the Company and the negative impact to the Company could return if a resurgence of the COVID-19 pandemic significantly impacts travel.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Additionally, on September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock.
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

Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods resulting from the impacts of the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the nine months ended September 30, 2021, marketing and reservation system revenues exceeded expenses by $56.7 million. During the nine months ended September 30, 2020, marketing and reservation system expenses exceeded revenues by $36.4 million.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. However, in April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. On May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Additionally, on September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business.
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
Calculation of Revenues, excluding marketing and reservation system activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total revenues	$323,369	$210,771	$784,660	$580,679
Adjustments:
Marketing and reservation system revenues	(156,871)	(107,141)	(384,380)	(297,203)
Revenues, excluding marketing and reservation system activities	$166,498	$103,630	$400,280	$283,476

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2021 and 2020
Summarized financial results for the three months ended September 30, 2021 and 2020 are as follows:

(in thousands)	2021	2020
REVENUES
Royalty fees	$127,317	$79,666
Initial franchise and relicensing fees	6,149	6,071
Procurement services	13,010	10,115
Marketing and reservation system	156,871	107,141
Owned hotels	11,377	4,201
Other	8,645	3,577
Total revenues	323,369	210,771
OPERATING EXPENSES
Selling, general and administrative	35,110	31,779
Depreciation and amortization	5,883	6,382
Marketing and reservation system	116,216	113,808
Owned hotels	7,054	3,812
Total operating expenses	164,263	155,781
Loss on impairment of assets	—	(4,290)
Operating income	159,106	50,700
OTHER INCOME AND EXPENSES, NET
Interest expense	11,638	12,691
Interest income	(1,202)	(1,744)
Loss on extinguishment of debt	—	15,958
Other (gains) losses	407	(2,030)
Equity in net (gain) loss of affiliates	(3,326)	1,731
Total other income and expenses, net	7,517	26,606
Income before income taxes	151,589	24,094
Income tax expense (benefit)	34,934	9,594
Net income	$116,655	$14,500
Results of Operations
The Company recorded income before income taxes of $151.6 million for the three-month period ended September 30, 2021, a $127.5 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $108.4 million increase in operating income, recognition of a $16.0 million loss on extinguishment of debt during the three-month period ended September 30, 2020, a $5.0 million increase in equity in net (gain) loss of affiliates, and a $1.1 million decrease in interest expense, partially offset by a $2.4 million decrease in other (gains) losses for the three-month period ended September 30, 2020.
Operating income increased $108.4 million primarily due to a $47.6 million increase in royalty revenues, a $47.4 million increase in the net surplus generated from marketing and reservation system activities, a $5.0 million increase in other revenues, a $3.9 million increase in owned hotels revenues in excess of expense, recognition of $4.3 million in impairment of assets during the three-month period ended September 30, 2020, and a $2.9 million increase in procurement services revenues, partially offset by a $3.3 million increase in SG&A expenses.

The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the three months ended September 30, 2021 increased $46.6 million to $123.0 million from $76.4 million for the three months ended September 30, 2020, an increase of 61.0%. The increase in domestic royalties reflect a 56.4% increase in domestic RevPAR. System-wide RevPAR increased due to a 25.6% increase in average daily rates and a 1,280 basis point increase in occupancy. The increase in domestic royalties is also due to a 1.2% increase in the number of domestic franchised hotel rooms and a 8 basis point increase in the effective royalty rate from 4.91% for the three months ended September 30, 2020 to 4.99% for the three months ended September 30, 2021.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2021			September 30, 2020
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$110.72	67.8%	$75.03	$86.80	53.3%	$46.24	27.6%	1,450	bps	62.3%
Sleep	95.70	66.4%	63.55	78.07	52.4%	40.89	22.6%	1,400	bps	55.4%
Quality	94.48	62.2%	58.76	76.57	48.7%	37.25	23.4%	1,350	bps	57.7%
Clarion	101.17	51.9%	52.47	78.58	37.3%	29.29	28.7%	1,460	bps	79.1%
Econo Lodge	76.51	57.1%	43.66	63.66	47.2%	30.03	20.2%	990	bps	45.4%
Rodeway	76.21	56.9%	43.37	63.02	50.2%	31.62	20.9%	670	bps	37.2%
WoodSpring	54.11	85.5%	46.26	46.41	76.5%	35.50	16.6%	900	bps	30.3%
MainStay	87.15	69.1%	60.18	79.23	62.4%	49.43	10.0%	670	bps	21.7%
Suburban	59.26	73.5%	43.54	51.46	68.3%	35.14	15.2%	520	bps	23.9%
Cambria Hotels	148.85	62.2%	94.15	110.04	41.3%	45.44	35.3%	2,090	bps	107.2%
Ascend Hotel Collection	158.37	63.3%	98.50	126.71	51.1%	64.80	25.0%	1,220	bps	52.0%
Total	$94.59	64.9%	$61.37	$75.29	52.1%	$39.24	25.6%	1,280	bps	56.4%
A summary of domestic hotels and rooms in our franchise system at September 30, 2021 and 2020 by brand is as follows:

	September 30, 2021		September 30, 2020		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,665	131,066	1,629	128,213	36	2,853	2.2%	2.2%
Sleep	414	29,167	403	28,534	11	633	2.7%	2.2%
Quality	1,666	125,061	1,688	128,751	(22)	(3,690)	(1.3)%	(2.9)%
Clarion	183	21,917	179	22,364	4	(447)	2.2%	(2.0)%
Econo Lodge	734	44,112	781	47,036	(47)	(2,924)	(6.0)%	(6.2)%
Rodeway	531	30,657	567	32,251	(36)	(1,594)	(6.3)%	(4.9)%
WoodSpring	300	36,112	285	34,290	15	1,822	5.3%	5.3%
MainStay	97	6,780	74	4,673	23	2,107	31.1%	45.1%
Suburban	70	6,366	62	6,236	8	130	12.9%	2.1%
Cambria Hotels	58	8,060	53	7,599	5	461	9.4%	6.1%
Ascend Hotel Collection	224	28,175	213	22,192	11	5,983	5.2%	27.0%
Total Domestic Franchises	5,942	467,473	5,934	462,139	8	5,334	0.1%	1.2%
As of both September 30, 2021 and September 30, 2020, there were less than 1% of the Company's domestic hotel system that had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the three months ended September 30, 2021 increased $1.0 million to $4.3 million compared to the three months ended September 30, 2020 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 32 hotels (from 1,192 as of September 30, 2020 to 1,160 as of September 30, 2021) and

13 rooms (from 134,316 as of September 30, 2020 to 134,303 as of September 30, 2021). As of September 30, 2021 and September 30, 2020, approximately 2% and 3%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
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
During the third quarter of 2021, the Company awarded 89 domestic franchise agreements representing 7,640 rooms compared to 81 franchising agreements representing 6,573 rooms for the third quarter of 2020. Domestic franchise agreements awarded for new construction hotels totaled 32 contracts representing 3,178 rooms during the three months ended September 30, 2021, compared to 21 contracts representing 1,805 rooms for the three months ended September 30, 2020. Conversion hotel awarded franchise agreements totaled 57 representing 4,462 rooms for the three months ended September 30, 2021, compared to 60 agreements representing 4,768 rooms for the three months ended September 30, 2020.
The Company awarded 56 domestic relicensing contracts during the three months ended September 30, 2021, compared to 54 executed during the three months ended September 30, 2020. The Company awarded 6 domestic renewal agreements during the three months ended September 30, 2021, compared to 5 awarded during the three months ended September 30, 2020.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue remained unchanged at $6.1 million for both the three months ended September 30, 2020 and September 30, 2021.
At September 30, 2021, the Company had 859 franchised hotels with 71,346 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 945 hotels and 76,155 rooms at September 30, 2020. The number of new construction franchised hotels in the Company's domestic pipeline decreased from 710 at September 30, 2020 to 652 at September 30, 2021. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased from 235 hotels at September 30, 2020 to 207 hotels at September 30, 2021. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 53 franchised hotels with 7,201 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2021, compared to 48 hotels and 5,592 rooms at September 30, 2020. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues increased $2.9 million from $10.1 million for the three months ended September 30, 2020 to $13.0 million for the three months ended September 30, 2021. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during the third quarter of 2021 at our franchised hotels.
Other Revenues: Other revenues increased $5.0 million from $3.6 million for the three months ended September 30, 2020 to $8.6 million for the three months ended September 30, 2021 driven by an increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $35.1 million for the three months ended September 30, 2021, an increase of $3.3 million from the three months ended September 30, 2020.

SG&A expenses for the three months ended September 30, 2021 and 2020 include approximately $0.3 million and $0.4 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations and maintenance of an office building.
Excluding SG&A expenses for alternative growth initiatives and office building operations, SG&A for the three months ended September 30, 2021 increased $3.4 million to $34.8 million in the current quarter primarily due to cost increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, partially offset by a decrease in provision for credit losses in accounts receivable recorded in accordance with Topic 326 and a decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments.
Loss on Impairment of Assets: In the third quarter of 2020, the Company recognized $4.3 million charge related to the long-lived assets of a commercial office-building owned by the Company.
Loss on Extinguishment of Debt: During the third quarter of 2020, the Company recorded a loss on the extinguishment of debt of $16.0 million related to the Tender Offer and early pay off of the Term Loan.
Other (Gains) Losses: The Company recorded other net losses of $0.4 million for the three months ended September 30, 2021, compared to other net gains of $2.0 million for the three months ended September 30, 2020. The current period losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction losses.
Equity in Net (Gain) Loss of Affiliates: The Company recorded net gains of $3.3 million from its unconsolidated joint ventures for the three months ended September 30, 2021, compared to net losses of $1.7 million for the three months ended September 30, 2020. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the distribution from an unconsolidated joint venture which sold its underlying assets resulting in a gain of $4.3 million in the third quarter of 2021, in addition to increased losses for the three months ended September 30, 2020 of operating joint venture hotels as impacted by the COVID-19 pandemic. Refer to Note 4 to our consolidated financial statements for additional information. We anticipate the results recognized from these investments will continue to be impacted by the uncertainty of the COVID-19 pandemic for the remainder of 2021.
Income Tax Expense (Benefit): The effective income tax rates were 23.1% and 39.4% for the three months ended September 30, 2021 and 2020, respectively.
The effective income tax rate for the three months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $0.4 million of excess tax benefits from share-based compensation and $0.7 million of additional federal R&D tax credits.
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
The effective income tax rate for the three months ended September 30, 2020 was higher than the U.S. federal income tax rate of 21.0% primarily due to the establishment of a valuation allowance of $5.1 million and state income taxes, partially offset by the impact of foreign operations, a $1.5 million adjustment to our deferred taxes, and $0.7 million excess tax benefits from share-based compensation.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2021 and 2020
Summarized financial results for the nine months ended September 30, 2021 and 2020 are as follows:

(In thousands)	2021	2020
REVENUES
Royalty fees	$299,606	$200,157
Initial franchise and relicensing fees	18,904	20,031
Procurement services	36,293	34,609
Marketing and reservation system	384,380	297,203
Owned hotels	24,724	15,731
Other	20,753	12,948
Total revenues	784,660	580,679
OPERATING EXPENSES
Selling, general and administrative	99,847	104,098
Depreciation and amortization	18,477	19,309
Marketing and reservation system	327,674	333,564
Owned hotels	16,534	12,822
Total operating expenses	462,532	469,793
Loss on impairment of assets	—	(5,516)
Operating income	322,128	105,370
OTHER INCOME AND EXPENSES, NET
Interest expense	35,106	37,153
Interest income	(3,717)	(6,277)
Loss on extinguishment of debt	—	16,565
Other (gains) losses	(2,906)	(858)
Equity in net (gain) loss of affiliates	1,492	7,172
Total other income and expenses, net	29,975	53,755
Income before income taxes	292,153	51,615
Income tax expense (benefit)	67,279	(15,907)
Net income	$224,874	$67,522
Results of Operations
The Company recorded income before income taxes of $292.2 million for the nine-month period ended September 30, 2021, a $240.6 million increase from the same period of the prior year. The increase in income before income taxes reflects a $216.8 million increase in operating income, recognition of a $16.6 million loss on extinguishment of debt during the nine-month period ended September 30, 2020, a $5.7 million increase in equity of net (gains) losses of affiliates, a $2.0 million increase in other (gains) losses, and a $2.1 million decrease in interest expense, partially offset by $2.6 million decrease in interest income.
Operating income increased $216.8 million primarily due to a $99.4 million increase in royalty revenues, a $93.1 million increase in the net surplus generated from marketing and reservation system activities, expenses, a $7.9 million increase in other revenues, a $5.3 million increase in owned hotels revenues in excess of expenses, a $4.3 million decrease in SG&A expenses, recognition of $5.5 million in impairment of assets during the nine-month period ended September 30, 2020, a $1.7 million increase in procurement services revenues, partially offset by a $1.1 million decrease in initial franchise and relicensing fees.
The primary reasons for these fluctuations are described in more detail below.

Royalty Fees
Domestic royalty fees for the nine months ended September 30, 2021 increased $97.7 million to $288.8 million, a 51% increase compared to the nine months ended September 30, 2020. The increase in royalties reflect a 46.0% increase in RevPAR. System-wide RevPAR increased due to a 1,230 basis point increase in occupancy rates and a 15.1% increase in average daily rates. The increase in domestic royalties is also due to a 1.2% increase in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.93% for the nine months ended September 30, 2020 to 5.00% for the nine months ended September 30, 2021.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2021			September 30, 2020
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$97.74	60.8%	$59.40	$85.22	46.2%	$39.40	14.7%	1,460	bps	50.8%
Sleep	86.39	59.6%	51.45	77.36	46.5%	35.98	11.7%	1,310	bps	43.0%
Quality	83.94	54.5%	45.77	73.23	42.1%	30.81	14.6%	1,240	bps	48.6%
Clarion	87.91	43.8%	38.52	74.79	33.3%	24.93	17.5%	1,050	bps	54.5%
Econo Lodge	68.35	51.1%	34.94	59.66	41.2%	24.56	14.6%	990	bps	42.3%
Rodeway	68.20	52.0%	35.48	60.15	44.0%	26.45	13.4%	800	bps	34.1%
WoodSpring	50.83	81.9%	41.63	46.14	72.0%	33.24	10.2%	990	bps	25.2%
MainStay	79.84	62.8%	50.15	77.38	55.1%	42.61	3.2%	770	bps	17.7%
Suburban	54.49	71.5%	38.95	52.14	63.7%	33.21	4.5%	780	bps	17.3%
Cambria Hotels	129.62	55.1%	71.44	116.78	38.3%	44.78	11.0%	1,680	bps	59.5%
Ascend Hotel Collection	138.31	54.4%	75.28	120.21	43.9%	52.72	15.1%	1,050	bps	42.8%
Total	$83.70	58.2%	$48.71	$72.71	45.9%	$33.36	15.1%	1,230	bps	46.0%
International royalty fees for the nine months ended September 30, 2021 increased $1.6 million to $10.9 million compared to the nine months ended September 30, 2020 as a result of increases in RevPAR performance, despite reductions of the international franchise system decreasing by 32 hotels (from 1,192 as of September 30, 2020 to 1,160 as of September 30, 2021) and 13 rooms (from 134,316 as of September 30, 2020 to 134,303 as of September 30, 2021). As of September 30, 2021 and September 30, 2020, approximately 2% and 3%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
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
During the nine months ended September 30, 2021, the Company awarded 289 domestic franchise agreements representing 28,308 rooms compared to 232 franchise agreements representing 18,022 rooms for the nine months ended September 30, 2020. Domestic franchise agreements awarded for new construction hotels totaled 88 representing 8,471 rooms during the nine months ended September 30, 2021 compared to 71 franchise agreements representing 6,102 rooms for the nine months ended September 30, 2020. Conversion hotel awarded franchise agreements totaled 201 representing 19,837 rooms for the nine months ended September 30, 2021 compared to 161 franchise agreements representing 11,920 rooms for the nine months ended September 30, 2020.
The Company awarded 236 domestic relicensing contracts during the nine months ended September 30, 2021, compared to 164 executed during the nine months ended September 30, 2020. The Company awarded 19 domestic renewal agreements during both the nine months ended September 30, 2021, compared to 25 executed during nine months ended September 30, 2020.

Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased $1.1 million from $20.0 million during the nine months ended September 30, 2020 to $18.9 million during nine months ended September 30, 2021.
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
Procurement Services: Revenues increased $1.7 million from $34.6 million for the nine months ended September 30, 2020 to $36.3 million for the nine months ended September 30, 2021. These results reflect a increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during the second and third quarters of 2021 at our franchised hotels.
Other Revenues: Other revenues increased $7.9 million from $12.9 million for the nine months ended September 30, 2020 to $20.8 million in the same period of the current year driven by an increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $99.8 million for the nine months ended September 30, 2021, a decrease of $4.3 million from the nine months ended September 30, 2020.
SG&A expenses for the nine months ended September 30, 2021 and 2020 include approximately $1.1 million and $1.9 million, respectively, related to the Company's alternative growth initiatives and expenses related to operations and maintenance of an office building.
Excluding SG&A for alternative growth initiatives and office building operations, SG&A for the nine months ended September 30, 2021 decreased $3.4 million to $98.8 million in the current year primarily due to a decrease in provision for credit losses in accounts and notes receivable recorded in accordance with Topic 326, partially offset by cost increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, and an increase in the Company's deferred compensation liabilities based on increases in the underlying investments.
Loss on impairment of assets: For the nine months ended September 30, 2020, the Company recognized a $1.2 million charge related to a prospective self-development project the Company is no longer pursuing and a $4.3 million impairment charge related to the long-lived assets of a commercial office building owned by the Company.
Interest Expense: The Company recorded interest expense of $35.1 million for the nine months ended September 30, 2021, a decrease of $2.1 million from the nine months ended September 30, 2020. The decrease in interest expense is a result of lower effective interest rates on outstanding borrowings in the comparative periods.
Interest Income: The Company recorded interest income of $3.7 million for the nine months ended September 30, 2021, a decrease of $2.6 million from the nine months ended September 30, 2020. The decrease in interest income is primarily a result of an increase in loans on non-accrual of interest status.
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
Other (Gains) Losses: The Company recorded other net gains of $2.9 million for the nine months ended September 30, 2021, compared to other net gains of $0.9 million, an increase of $2.0 million for the nine months ended September 30, 2020. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments and foreign currency transaction gains.
Equity in Net (Gain) Loss of Affiliates: The Company recorded net losses of $1.5 million from its unconsolidated joint ventures for the nine months ended September 30, 2021 compared to net losses of $7.2 million for the nine months ended September 30, 2020. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sales of ownership interests of and distributions from unconsolidated joint ventures resulting in gains of $2.6 million in the second quarter of 2021 and $4.3 million in the third quarter of 2021, in addition to increased losses for the three months ended September 30, 2020 of operating joint venture hotels as impacted by the COVID-19 pandemic, partially offset by an other-than-temporary impairment of an unconsolidated joint venture resulting in a loss of $4.8 million in the first quarter of 2021. We anticipate the results recognized from these investments will continue to be impacted by the COVID-19 pandemic for the remainder of 2021.
Income Tax Expense (Benefit): The effective income tax rates were 23.0% and (30.8)% for the nine months ended September 30, 2021 and 2020, respectively.
The effective income tax rate for the nine months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by $2.4 million of excess tax benefits from share-based compensation and $0.7 million of additional federal R&D tax credits.
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
The effective income tax rate for the nine months ended September 30, 2020 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impacts ASU 2016-16 and the corresponding valuation allowance, $3.4 million of excess tax benefits from share-based compensation, an adjustment to our deferred taxes, and the impact of foreign operations, partially offset by state income taxes and a change in estimated uncertain tax positions.
Liquidity and Capital Resources
In response to the COVID-19 pandemic, we have taken steps to adjust the Company’s cost structure and increase its financial flexibility and liquidity. At September 30, 2021, the Company had approximately $1.0 billion in cash and available borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business. As of September 30, 2021, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends and temporarily suspended activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Additionally, on September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. As a result, the company expects to pay dividends totaling approximately $25 million during 2021.
Operating Activities
During the nine months ended September 30, 2021 and 2020, net cash provided by operating activities totaled $245.2 million and $69.7 million, respectively. Operating cash flows increased $175.5 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards, the franchisee must repay the unamortized incentive payment plus interest. During the nine months ended September 30, 2021 and 2020, the Company's net advances for these purposes totaled $28.5 million and $17.0 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At September 30, 2021, the Company had commitments to extend an additional $269.2 million for these purposes provided the conditions of the payment are met by its franchisees.

The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the nine months ended September 30, 2021, marketing and reservation system revenues exceeded expenses by $56.7 million. During the nine months ended September 30, 2020, marketing and reservation system expenses exceeded revenues by $36.4 million.
Investing Activities
Cash utilized for investing activities totaled $52.6 million and $30.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash utilized for investing activities for the nine months ended September 30, 2021 primarily reflects the following items:
During the nine months ended September 30, 2021 and 2020, capital expenditures in property and equipment totaled $46.1 million and $32.2 million, respectively. The increase in capital expenditures primarily reflects costs incurred to support the continued growth of the Cambria Hotels brand, including acquisition of a land parcel in the third quarter of 2021 to develop into a Cambria hotel.
During the nine months ended September 30, 2020, the Company realized proceeds of $9.2 million from the sale of state tax credits earned from rehabilitation improvements made to a historic building converted to a Cambria Hotel. The proceeds were applied to lower the basis of the owned hotel property and equipment.
The Company maintains equity method investments related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the nine months ended September 30, 2021 and 2020, the Company invested $2.2 million and $4.6 million, respectively, to support these efforts. In addition, during the nine months ended September 30, 2021 and 2020, the Company received distributions and sales proceeds from these joint ventures totaling $3.4 million and $15.6 million, respectively. To the extent existing unconsolidated joint ventures proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $7.5 million to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2021, the Company advanced no amounts and received repayments totaling $0.1 million for these purposes, and acquired a senior note with collateral in an underlying operating hotel for $17.9 million. For the nine months ended September 30, 2020, the Company advanced and received repayments totaling $9.8 million and $5.1 million for these purposes, respectively. At September 30, 2021, the Company had commitments to extend an additional $7.7 million for these purposes provided certain conditions are met by its franchisees.
From time to time, our board of directors authorizes specific transactions and general programs which permit us to provide financing, investment and guaranties, and similar credit support to qualified franchisees, as well as to acquire, develop, and resell real estate and hotels to incent franchise development. Since 2006, we have engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels brand, primarily in strategic markets and locations. Over the next three to five years, we expect to continue to deploy capital in support of this brand and expect our outstanding investment not to exceed $725 million over that time period. The deployment and annual pace of future financial support activities will depend upon market and other conditions including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic. Our support of the Cambria Hotels brand’s growth is expected to be primarily in the form of franchise agreement acquisition costs, joint venture investments, hotel ownership and development, senior mortgage loans, development loans, mezzanine lending, and through the operation of a land-banking program. With respect to our lending, hotel ownership and joint venture investments, we generally expect to recycle these loans and investments within a five year period. At September 30, 2021, the Company had approximately $561.9 million outstanding pursuant to these financial support activities.
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
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024. On August 12, 2020, the Company exercised an additional one-year extension on the Restated Credit Agreement for $525 million of the $600 million total capacity in exchange for a fee of $0.3 million. The extended maturity date is August 20, 2025. On August 11, 2021, the Company executed a one-year extension on the senior unsecured credit facility for $540 million of the $600 million total capacity in exchange for fees of $0.4 million. The extended maturity date is August 20, 2026.
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
The Restated Credit Agreement provides that the Company may elect to have borrowings bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0. On August 11, 2021, we amended the Restated Credit Agreement to provide customary language for the replacement of LIBOR with an alternative benchmark rate if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, or if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2021, the Company maintained a total leverage ratio of 2.65x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remains undrawn as of December 31, 2020 and September 30, 2021.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2021, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration of the Company's ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of September 30, 2021.
Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we determined to suspend future, undeclared dividends. Given our strong liquidity and credit profile, on May 7, 2021, the Company's board of directors declared, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. Additionally, on September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The declaration of future dividends is subject to the discretion of our board of directors.
During the nine months ended September 30, 2021, the Company paid $12.5 million in cash dividends.
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
During the nine months ended September 30, 2021, the Company repurchased 36,328 shares of its common stock under the share repurchase program at a total cost of $4.2 million. Through September 30, 2021, the Company repurchased 51.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.7 million shares at an average price of $17.60 per share. As of September 30, 2021, the Company had 3.4 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2021, the Company redeemed 52,955 shares of common stock at a total cost of $5.8 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
Off Balance Sheet Arrangements
The Company has entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of September 30, 2021 and December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 for further discussion of our off-balance sheet arrangements.
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

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, Adjusted EBITDA, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, RevPAR, our ability to benefit from any rebound in travel demand, our liquidity, and the impact of COVID-19 and economic conditions on our future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $33.6 million and $31.4 million at September 30, 2021 and December 31, 2020, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2021, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2021:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2021	—	$—	—	3,399,216
February 28, 2021	11,039	109.21	—	3,399,216
March 31, 2021	35,460	108.29	—	3,399,216
April 30, 2021	222	113.88	—	3,399,216
May 31, 2021	934	113.80	—	3,399,216
June 30, 2021	1,582	117.04	1,582	3,397,634
July 31, 2021	13,083	116.18	13,083	3,384,551
August 31, 2021	23,272	115.55	21,663	3,362,888
September 30, 2021	3,691	126.77	—	3,362,888
Total	89,283	$115.09	36,328	3,362,888
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through September 30, 2021, the Company has repurchased 51.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.7 million shares at an average price of $17.60 a share.
(2) During the nine months ended September 30, 2021, the Company redeemed 52,955 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

10.01*
Second Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated August 11, 2021 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

10.02*	Extension Confirmation Letter dated as of August 11, 2021 in connection with Senior Unsecured Credit Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

CHOICE HOTELS INTERNATIONAL, INC.

November 4, 2021	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 4, 2021	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer