Form 10-K
period 2021-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2022-02-24
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13393
__________________________________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
 __________________________________________________________

Delaware	52-1209792
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1 Choice Hotels Circle		20850
Suite 400
Rockville,	Maryland
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (301) 592-5000
  ___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	CHH	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $4,376,790,457 as of June 30, 2021 based upon a closing price of $118.86 per share.

The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 14, 2022 was 55,563,637.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 25, 2022, are incorporated by reference under Part III of this Form 10-K.

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
Item 1.Business.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. The COVID-19 pandemic and its consequences have reduced travel and demand for hotel rooms, which has adversely impacted, both financially and operationally and at varying degrees throughout the pandemic, the hospitality industry generally and the Company. The development of effective vaccines, the on-going distribution of such vaccines and other containment efforts have been significant positive developments that we believe have contributed to improved operating metrics since the second quarter of 2021. However, the extent to which the COVID-19 pandemic will impact the hospitality industry generally and our operations remains uncertain and will depend largely on future developments.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, resulting in significant decreases in revenue per available room ("RevPAR"). The Company continued to experience significant negative impacts through the first quarter of 2021, although an increase in leisure travel reservations was observed in March 2021 that steadily improved through the remainder of 2021. The fourth quarter 2021 domestic RevPAR experienced an increase of approximately 52.2% and 13.9% relative to fourth quarter 2020 and fourth quarter 2019, respectively. As of both December 31, 2021 and December 31, 2020, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restrictions or a franchisee’s election.

While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2021, the Company had approximately $1.1 billion in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

While a recovery in the hospitality industry has commenced, industry projections anticipate that recovery to 2019 operating performance will occur over multiple years. As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery and foreseeable future for the industry. We believe these points are illustrated by the Company's RevPAR results for full year and fourth quarter 2021, which both reflect growth relative to the comparable 2019 periods.
The effects of the COVID-19 pandemic on our annual 2021 results and anticipated trends are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,030 hotels open comprising 579,746 rooms and 924 hotels under construction, awaiting conversion or approved for development comprising 79,915 rooms as of December 31, 2021, located in 50 states, the District of Columbia and nearly 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
The Company's primary segment is the hotel franchising business, which represents approximately 96% of the Company's total revenues. The Company's domestic operations are conducted through direct franchising relationships and the ownership of six Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising or master development (collectively, "master franchising") relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. To varying degrees, all of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our annual 2021 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. Due to increased RevPAR growth during the second, third, and fourth quarters of 2021 and our disciplined management of discretionary marketing and reservation system expenditures, marketing and reservation revenues exceeded expenses for full year 2021.

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
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, prior to the second quarter of 2021, the Company's hotels experienced declines in occupancy and RevPAR resulting from the impacts of the COVID-19 pandemic. The declines impacted the profitability of the Company and the negative impact to the Company could return if a resurgence of the COVID-19 pandemic significantly impacts travel.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. On September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Additionally, on December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022.
In addition to our hotel franchising business, we have also developed or acquired six Cambria hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate growth of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding brand awareness with targeted customer segments, and providing superior guest service. We currently do not manage our owned hotels but utilize the services of third-party management companies who provide their own employees. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels.
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets and to explore growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
Our direct real estate exposure is currently limited to activity in the United States, including our owned hotel assets open and under development. In addition, our development activities that involve financing, equity investments and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, see the "Investing Activities" caption under the "Liquidity and Capital Resources" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Similar to other industries, lodging experiences both positive and negative operating cycles. The COVID-19 pandemic and its consequences have reduced demand for hotel rooms, which has adversely impacted, both financially and operationally and at varying degrees throughout the pandemic, the hospitality industry generally and the Company. The duration of impact from the pandemic remains unknown, however the Company anticipates some negative impacts to persist in 2022.
Independent of the present impacts from the COVID-19 pandemic, there are general trajectories and characteristics of positive and negative operating cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, excess supply conditions exist or some external factor occurs such as war, terrorism, pandemic or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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

As a franchisor with 7,030 opened hotels, including ownership of 6 hotels, we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable, profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery, as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size. The ultimate impact and duration of the present dynamic operating cycle resulting from the pandemic remains to be seen.
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
The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott
Upper Upscale	Marriott, Hilton, Hyatt, Sheraton
Upscale	Cambria Hotels, Courtyard, Hyatt Place, Hilton Garden Inn
Upper Midscale	Comfort Inn, Holiday Inn Express, Hampton Inn, Fairfield Inn
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont
Economy	Econo Lodge, Super 8, Days Inn, Motel 6
The lodging industry consists of independent operators of hotels and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. The large franchise lodging chains, including us, generally provide a number of support services to hotel operators designed to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services and relationships with qualified vendors to streamline purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests and greater bargaining power with suppliers than those with fewer hotels, and that greater brand awareness and bargaining power can increase the desirability of a hotel to its potential guests and reduce operating costs of a hotel. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator profitability. We believe these factors enhance the resiliency of hotels affiliated with brands, and as a result, the value proposition of the franchise lodging chains, during a negative operating cycle.
Choice’s Franchising Business
As discussed herein, the Company has taken numerous measures to combat the significant impact of the COVID-19 pandemic on our business. These measures have been and remain an immediate priority in order to mitigate the financial impacts to our franchisees and the Company. We believe these immediate measures support the Company's preparedness and complement the strategic priorities, addressed below, we execute against to create value for our shareholders over the long-term. The impacts of the pandemic have not materially changed the fundamentals of the Choice franchising business nor our vision for deploying our family of fourteen brands, which represent both new construction and conversion brands and compete at various hotel consumer and developer price points.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our new build brands such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring, and Everhome Suites offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Our brands such as Quality, Clarion Pointe, Ascend Hotel Collection and Econo Lodge offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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

The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2021. During the first quarter of 2020, the Company revised its calculation of Occupancy. Historically, Occupancy has excluded rooms unavailable to our guests for operational reasons, as reported by our franchisees. With the onset of the COVID-19 pandemic resulting in reduced travel and lesser demand, our franchisees began closing greater portions of inventory as compared to previous periods. To provide a more representative depiction of system occupancy and with reference to industry standards for RevPAR reporting for partially closed hotels during the COVID-19 pandemic, we have revised our Occupancy calculation to be reflective of full room availability for open hotels. Additionally, the Company made minor revisions to the calculation of ADR with respect to complimentary rooms. The revised ADR, Occupancy, and RevPAR are reflected in the table below for all periods noted.

	As of and For the Year Ended December 31,
	2017	2018	2019(3)	2020(3)	2021(3)
Number of properties, end of period	5,501	5,863	5,955	5,967	5,920
Number of rooms, end of period	413,015	450,028	462,973	464,682	459,182
Royalty fees (in thousands)(1)	$323,674	$359,502	$371,396	$258,151	$391,336
Average royalty rate(2)	4.60%	4.75%	4.86%	4.94%	5.01%
Average occupancy percentage(2)	58.4%	58.0%	57.7%	45.6%	57.4%
Average daily room rate (ADR)(2)	$80.97	$82.17	$81.83	$71.63	$84.04
Revenue per available room (RevPAR)(2)	$47.28	$47.68	$47.18	$32.70	$48.21
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
(2)The periods prior to 2018 exclude operating statistics from WoodSpring Suites properties, while 2018 includes full year operating statistics.
(3)The 2021, 2020 and 2019 periods include operating statistics of the Company's owned hotels, including intersegment royalties of $1.6 million, $0.8 million and $0.9 million, respectively.
Currently, no individual franchisee accounts for more than 3% of the Company's total domestic royalty fees.
Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, midscale, upper midscale, and upscale hotels. Our brands are as follows:
Cambria Hotels: Cambria Hotels is a select service hotel brand that operates in the upscale lodging category, targeting top primary market locations and secondary markets with a mix of business and leisure demand. Cambria offers guests a distinct experience with simple, guilt-free indulgences and little luxuries allowing them to stay at their best while on the road. The environment matches guests' casual lifestyles but tailored to the needs of the modern traveler. Properties feature compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, outdoor spaces featuring pools and rooftop bars, flexible meeting space, and a locally sourced menu and craft beer. Principal competitor brands include: Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo, AC Hotels and Hilton Garden Inn.

Ascend Hotel Collection: Ascend Hotel Collection is an innovative global soft brand collection offering resort, boutique and historic properties that reflect and are woven into the fabric of their destination. Ascend enables upscale hotels to retain their individual brand equity and identity, and yet have access to Choice Hotels' global distribution, technology, performance support services, training and loyalty benefits.. Ascend Hotel Collection offers the best of both worlds: independence backed by a powerful platform for customer acquisition, delivery and distribution, volume purchasing benefits and operational efficiency. Principal competitors include: Tapestry, BW Premier Collection, Tribute, TRYP and Autograph Collection.

Comfort: The Comfort family, consisting of three extensions - Comfort Inn, Comfort Inn & Suites, Comfort Suites - is an upper midscale brand that offers guests a warm and welcoming experience that is designed to help travelers feel refreshed and ready to take on the day. Comfort hotels are ready to welcome business and leisure travelers everywhere they need to be. The Comfort brand family recently completed a multiyear transformation initiative that resulted in updated guest rooms, refreshed public spaces, and a new, modern logo—signaling to guests on the outside of the hotel that something's new on the inside. As the largest 100% smoke-free hotel brand in North America, Comfort hotels offer complimentary amenities that include a hot breakfast, free Wi-Fi, business center, and fitness center or swimming pool at most locations. Each spacious guest room offers premium bedding and bath amenities along with a refrigerator and microwave. Comfort Suites properties are tailored to meet the demands of today's business traveler, with each oversized suite featuring separate areas for working and relaxing, along with a sleeper sofa. Principal competitor brands include Hampton, Holiday Inn Express and Fairfield Inn & Suites.

Sleep Inn: Sleep Inn is a midscale new construction brand offering developers a lower cost to build with competitive midscale average daily rates. Sleep Inn delivers a reliable, simply stylish guest experience, providing both business and leisure travelers with modern nature-inspired designs, free high-speed internet access, free hot breakfast, amenities to support a better night’s rest, and an exercise room and/or pool. Sleep Inn’s competitors include AmericInn, Baymont and Country Inn & Suites

Clarion: Clarion helps owners of existing assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center.  Principal competitor brands include Four Points by Sheraton and Radisson.
Clarion Pointe: Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. Hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. Since launching in 2019, 35 Clarion Pointe hotels are open and operating, with a pipeline in excess of 35 hotels.
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
MainStay Suites: MainStay Suites operates in the midscale extended stay category, offering developers flexible conversion and new construction opportunities in a variety of market types. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests traveling for business or pleasure whose stays are longer than a few nights. All guest rooms feature fully equipped kitchens as well as separate lounge and work areas. MainStay Suites offer free high-speed internet, an exercise room, 24/7 laundry facilities, weekly housekeeping, as well as breakfast options for guests. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances through the "Things I Use at Home" program. Principal competitors include TownePlace Suites, Candlewood Suites and Hawthorn Suites.
Everhome Suites: Everhome Suites operates in the midscale extended stay category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with separate spaces to work, relax and eat. Larger one-bedroom signature suites come equipped with in-unit washers and dryers. Guests have access to free high-speed internet, a modern fitness room and outdoor amenity, business center, 24/7 laundry facilities and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink and personal items available for purchase. Small kitchen appliances are available to check out at the front desk. Principal competitors include Candlewood Suites, Home2 Suites and TownePlace Suites. The Everhome Suites brand was launched in January 2020 and the first hotel opening is projected in 2022.
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

The following table presents key statistics related to the domestic system for the Choice brands over the five years ended December 31, 2021.

	As of and For the Year Ended December 31,
	2017	2018	2019	2020	2021
COMFORT DOMESTIC SYSTEM(2)
Number of properties, end of period	1,650	1,627	1,616	1,648	1,668
Number of rooms, end of period	128,655	127,282	127,000	129,711	131,302
Royalty fees (in thousands)(1)	$153,009	$153,013	$151,885	$98,164	$155,575
Average occupancy percentage	63.5%	62.7%	62.2%	46.1%	60.1%
ADR	$95.57	$96.17	$95.84	$83.72	$98.22
RevPAR	$60.66	$60.30	$59.65	$38.58	$59.05
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,542	1,636	1,688	1,697	1,652
Number of rooms, end of period	120,227	126,533	129,232	128,807	123,549
Royalty fees (in thousands)(1)	$80,924	$90,128	$94,228	$66,052	$97,855
Average occupancy percentage	54.3%	54.4%	54.1%	41.8%	53.5%
ADR	$80.06	$80.82	$80.11	$72.13	$83.88
RevPAR	$43.48	$43.95	$43.33	$30.16	$44.84
CLARION DOMESTIC SYSTEM(3)
Number of properties, end of period	166	174	178	183	189
Number of rooms, end of period	22,138	22,179	22,498	22,072	21,837
Royalty fees (in thousands)(1)	$12,589	$12,798	$13,383	$7,991	$13,156
Average occupancy percentage	51.3%	50.3%	49.5%	32.9%	43.1%
ADR	$84.89	$85.14	$84.73	$73.37	$88.09
RevPAR	$43.57	$42.85	$41.90	$24.12	$38.00
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	384	393	402	408	414
Number of rooms, end of period	27,410	27,962	28,361	28,790	29,194
Royalty fees (in thousands)(1)	$23,093	$24,003	$24,747	$16,771	$25,956
Average occupancy percentage	62.5%	61.9%	61.1%	46.2%	58.7%
ADR	$84.16	$85.66	$85.28	$75.92	$86.55
RevPAR	$52.57	$52.99	$52.09	$35.08	$50.85
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	60	63	73	90	101
Number of rooms, end of period	4,249	4,268	4,636	6,374	6,994
Royalty fees (in thousands)(1)	$3,252	$3,669	$4,110	$3,427	$5,896
Average occupancy percentage	64.4%	65.4%	64.0%	55.4%	62.1%
ADR	$77.67	$83.82	$84.85	$77.10	$80.25
RevPAR	$50.05	$54.83	$54.32	$42.69	$49.80
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	840	839	807	777	734
Number of rooms, end of period	51,233	50,692	48,538	47,023	44,107
Royalty fees (in thousands)(1)	$23,867	$24,455	$24,510	$18,343	$25,208
Average occupancy percentage	47.6%	47.6%	47.7%	40.9%	50.1%
ADR	$63.68	$64.26	$63.75	$59.12	$68.08
RevPAR	$30.31	$30.59	$30.43	$24.16	$34.09
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	600	612	600	559	528
Number of rooms, end of period	34,488	35,124	34,727	31,828	30,275
Royalty fees (in thousands)(1)	$8,799	$9,772	$10,380	$8,980	$10,471
Average occupancy percentage	49.3%	49.2%	49.0%	43.6%	50.9%
ADR	$65.60	$65.36	$64.25	$59.48	$68.04
RevPAR	$32.32	$32.15	$31.48	$25.94	$34.64

SUBURBAN EXTENDED STAY HOTEL DOMESTIC SYSTEM
Number of properties, end of period	61	54	60	66	71
Number of rooms, end of period	6,698	5,699	6,082	6,470	6,395
Royalty fees (in thousands)(1)	$3,716	$3,725	$3,783	$3,483	$4,308
Average occupancy percentage	69.3%	69.4%	66.9%	63.6%	70.0%
ADR	$52.32	$56.47	$57.25	$51.44	$55.41
RevPAR	$36.27	$39.18	$38.30	$32.72	$38.81
CAMBRIA HOTEL DOMESTIC SYSTEM
Number of properties, end of period	36	40	50	54	57
Number of rooms, end of period	4,917	5,685	7,277	7,697	7,869
Royalty fees (in thousands)(1)	$6,731	$8,872	$10,527	$5,574	$10,550
Average occupancy percentage	69.2%	67.6%	67.5%	38.2%	56.2%
ADR	$138.86	$148.10	$145.45	$112.30	$132.48
RevPAR	$96.08	$100.12	$98.12	$42.87	$74.47
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period	162	176	211	194	204
Number of rooms, end of period	13,000	14,693	22,143	20,890	21,286
Royalty fees (in thousands)(1)	$7,694	$10,085	$11,942	$7,275	$12,784
Average occupancy percentage	61.8%	60.8%	61.2%	43.4%	53.7%
ADR	$126.45	$125.31	$125.16	$116.51	$138.02
RevPAR	$78.12	$76.23	$76.57	$50.59	$74.14
WOODSPRING SUITES DOMESTIC SYSTEM(4)
Number of properties, end of period	N/A	249	270	291	302
Number of rooms, end of period	N/A	29,911	32,479	35,020	36,374
Royalty fees (in thousands)(1)	N/A	$18,982	$21,901	$22,091	$29,577
Average occupancy percentage(4)	N/A	77.1%	75.3%	71.5%	81.1%
ADR(4)	N/A	$45.89	$47.10	$46.16	$51.61
RevPAR(4)	N/A	$35.37	$35.46	$33.01	$41.85
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization.
(2)Includes Comfort family of brand extensions including Comfort Inn and Comfort Suites.
(3)Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(4)Statistics for 2017 exclude WoodSpring Suites properties. Statistics for 2018 include royalties after acquisition on February 1, 2018 and full year statistics for average occupancy percentage, ADR and RevPAR.
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
Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. Our master franchise and similar multi-unit licensing agreements have expiration dates, which we actively manage and potentially renew as we deem beneficial. Certain of these agreements have expiration dates in 2023. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
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

As of December 31, 2021 and December 31, 2020, approximately 2% and 5%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election. The hotels and room online figures below include those with temporarily suspended operations. The 2020 and 2021 operating results were significantly impacted by the COVID-19 pandemic, and we anticipate impacts of the pandemic on international operating results to persist in 2022.
The following chart summarizes our franchise system and operating results outside of the United States(1):

	As of and For the Year Ended December 31,
	2017	2018	2019	2020	2021
Number of properties, end of period	1,126	1,158	1,198	1,180	1,110
Number of rooms, end of period	112,558	119,080	127,924	133,295	120,564
Royalty fees (in thousands)(2)	$21,396	$22,005	$21,680	$12,158	$14,829
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts, thus RevPAR metrics are not presented for our international franchisees.
(2)Royalty fees exclude the impact of franchise agreement acquisition cost amortization and impairment.
The Company's international operations are primarily conducted in the following countries and territories, as organized by region:
Asia-Pacific. Australia, China, India, Japan, New Zealand
Europe & Middle East. Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kingdom of Saudi Arabia, Lithuania, Norway, Portugal, Spain, Sweden, Turkey, United Kingdom
Latin America & Canada. Brazil, Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Mexico
The open hotels and rooms by region and franchising relationship as of December 31, 2021 are presented below:

	Direct Franchising		Master Franchising		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Asia-Pacific	199	9,289	80	12,895	279	22,184
Europe & Middle East	112	10,067	258	44,291	370	54,358
Latin America & Canada	48	5,893	413	38,129	461	44,022
International Total	359	25,249	751	95,315	1,110	120,564
The worldwide open and pipeline hotels and rooms for the year ended December 31, 2021 are presented below:

	Open		Pipeline
	Hotels	Rooms	Hotels	Rooms
Comfort	2,140	177,132	228	18,877
Quality	1,943	156,197	49	4,095
Ascend Hotel Collection	332	36,057	50	4,435
Clarion	316	43,138	19	1,691
Sleep Inn	439	31,984	126	7,033
MainStay Suites	102	7,094	109	4,943
Everhome	—	—	23	2,571
Econo Lodge	792	46,794	19	1,231
Rodeway Inn	536	30,712	20	1,475
Suburban	71	6,395	24	1,693
Cambria Hotel	57	7,869	71	9,389
WoodSpring Suites	302	36,374	186	22,482
Totals	7,030	579,746	924	79,915

Franchise Sales
Brand growth is important to our business model. The number of franchise agreements awarded in 2021 were impacted by the COVID-19 pandemic, and we anticipate negative impacts to franchise sales activity to persist during the duration of the pandemic.
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
Investment, Financing and Guaranty Franchisee Support
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period. For additional information, see the "Investing Activities" caption under the "Liquidity and Capital Resources" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain trademarks we own and receive other benefits of our franchise system to facilitate the operation of their franchised hotel at a specified location. Our standard domestic franchise agreements generally have a term of 20 to 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us flexibility in eliminating or re-branding properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements typically contain liquidated damages provisions addressing franchisee termination at intervals other than those specified in the agreement which represent a fair and reasonable measure of damages that both parties agree should be paid to us.
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
QUOTED FEES BY BRAND AS OF December 31, 2021

	Initial Fee Per Room/Minimum	Relicensing and Renewal Fee Per Room/Minimum	Royalty Fees (1)	Marketing and Reservation System Fees (1)
Cambria Hotels	$500/$60,000	$750/$65,000	6.00%	3.00%
Comfort	$500/$50,000	$750/$65,000	6.00%	3.50%
Quality Inn	$400/$40,000	$550/$45,000	5.25%	3.50%
Ascend Hotel Collection	$525/$45,000	N/A/$45,000	5.00%	3.00%
Clarion	$300/$40,000	$550/$45,000	5.50%	3.25%
Clarion Pointe	$400/$40,000	$650/$45,000	5.50%	3.25%
Sleep Inn	$300/$40,000	$550/$45,000	5.50%	3.50%
MainStay Suites(2)	$300/$50,000	$550/$30,000	6.00%	2.50%
Econo Lodge	$250/$25,000	$500/$35,000	5.00%	3.50%
Rodeway Inn	$125/$15,000	$375/$15,000	5.00%	3.50%
Suburban Extended Stay Hotel(2)	$225/$30,000	$475/$30,000	6.00%	2.50%
WoodSpring Suites(3)	N/A/$50,000	N/A/$50,000	6.00%	2.50%
Everhome Suites(4)	N/A/$50,000	$550/$50,000	6.00%	2.50%
(1)Fees are based on a percentage of gross room revenue.
(2)For dual brand hotels that combine either the Mainstay Suites or Suburban Extended Stay Hotel brand with another Choice brand, we may increase the Royalty Fee and/or System Fee up to the standard amount for such other Choice brand.
(3)The initial or transfer fee is $50,000 for properties with 122 rooms or less. Each additional room is $300/per room for initial fees.
(4)The initial fee is $50,000 for properties with 113 rooms or less. Each additional room is $300/per room for initial fees and $550/per room for transfers or renewals.
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
We conduct numerous marketing and sales programs and deploy field-based sales agents which target corporate, travel agency, group and small and medium size enterprises including business travelers, senior citizens, automobile club members, government and military employees, educational organizations, and meeting planners. Other marketing efforts include domestic and international trade show programs, targeted marketing campaigns (including print, digital, and social media), direct-mail programs, marketing e-mail programs, and centralized commissions for travel agents.
We operate a loyalty program, Choice Privileges, for all the Choice brands (except WoodSpring Suites) to attract and retain travelers by rewarding stays with points towards free hotel nights at Choice brand properties and through our partners that provide travel related accommodations. The loyalty program also offers guests the ability to redeem points for gift certificates at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers; help us deliver business to our franchised hotels; and are an important selling point for our franchise sales personnel. The Choice Privileges program had approximately 51 million members worldwide as of December 31, 2021. Growing the membership of the Choice Privileges program as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.
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
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. While the COVID-19 pandemic has impacted the operating results of the Company, we generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and nearly 40 countries and territories outside the United States.
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
Human Capital Management
The strength of our people is one of our greatest assets as a franchisor. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and provide an open and inclusive environment. This delivers a high performing organization that drives positive business outcomes for the Company, our shareholders, and our franchisees.
Our board of directors provides oversight on certain human capital matters, including through the Diversity Committee, which provides guidance to management and the board of directors in developing a workplace culture that values working with diverse groups of people, offering diversity of thought and perspective, and through the Compensation and Management Development Committee, which engages with management on pay for performance alignment, as well as talent review and development.
Career Development
We empower our nearly 1,500 associates across the globe to advance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to prepare for their next, and future, desired roles. As of December 31, 2021, the Company has 1,323 domestic and 137 international associates.
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
The Company conducts talent review and succession planning discussions across all leadership levels. The talent landscape is reviewed with the board of directors semi-annually, focusing primarily on senior leadership levels.
Further, eleven Corporate Resource Groups (“CRGs”) allow groups of associates to come together based on shared characteristics, life experiences and/or interests. The CRGs are open to all associates to join. CRGs provide support, enhance career development, contribute to personal development, and provide networking opportunities.
Choice Culture and Diversity
At Choice, we are committed to nurturing an environment where every associate feels welcome, wanted, and respected. Part of how we deliver on this promise is by weaving deliberate diversity initiatives throughout all levels of the enterprise, focusing on three core commitments:
•Diversity – Striving to build a workforce that is an authentic representation of the world we live in where associates from different backgrounds may thrive.
•Equity – Providing fair and competitive pay regardless of gender, race, or other demographics.
•Trust, Belonging, and Engagement – Fostering a culture of belonging where associates are inspired and engaged and feel welcome, wanted, and respected.
At the end of fiscal year 2021, our domestic workforce was 34% diverse and 43.5% female. Our leadership, defined as Senior Director level and above was 13% diverse and 38% female. For these purposes, we define diverse as the self-identified demographic categories of Black, Hispanic, Asian, and other.
We are committed to providing fair and competitive pay. To ensure that we are delivering on our commitment to equitable compensation decisions, Choice conducts a gender and diversity pay parity study annually on all U.S. based roles and reports the results of this analysis to the board of directors. During 2021, we conducted this analysis and promptly resolved discrepancies identified between diverse / female base salary versus non-diverse / male base salary for positions of similar value (i.e., by career track, level, and salary grade) that cannot be sufficiently explained by the level of experience, performance, or other pay-related attributes.

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
ACCOUNTABILITY
EXECUTION
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

The Company is proud to have been named by Forbes magazine in 2021 as one of the “Best Employers for Diversity,” one of the “Best Midsize Employers,” as well as one of the “Best Employers for Veterans.” The Company has also been named one of the "Best Places to Work for People with Disabilities” with a top score in the 2021 Disability Equality Index and one of the “Best Places to Work for LGBTQ Equality” with a 100% Corporate Equality Index designation from the Human Rights Campaign in 2021. The company was also recognized as one of the “70 Innovative Companies That Are Leading on Leave in 2021” by the National Partnership for Women and Families.
One of our highest priorities has been to safeguard the physical health and emotional well-being of our associates, all of whom show incredible dedication to the needs of our franchisees, guests, and each other amid rapidly evolving circumstances all while caring for their own families. Key features include mental health support, including employee assistance and financial wellness programs, as well as creating opportunities for belonging and connections within the organization. In addition, the Company offers a generous benefits package including a 401(k) matching program, paid family leave, paid caregiver leave, wellbeing days, commuter benefits, a legal services plan, charitable gift matching, a LEED certified workspace, and paid volunteer leave.

Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2021 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	75	Chairman of the Board of Directors
Patrick S. Pacious	55	President and Chief Executive Officer
Dominic E. Dragisich	39	Chief Financial Officer
David A. Pepper	54	Chief Development Officer
Simone Wu	56	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	50	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	55	Chief Commercial Officer
Patrick J. Cimerola	53	Chief Human Resources Officer
Scott E. Oaksmith	50	Senior Vice President, Real Estate and Finance
Raul Ramirez Sanchez	38	Chief Strategy and International Operations Officer
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
Raul Ramirez Sanchez. Chief Strategy and International Operations Officer since October 2021. He was Senior Vice President, Head of International and Strategic & Financial Planning from June 2020 until October 2021. He was Senior Vice President, International Strategic Planning and Global Head of Financial Planning and Analysis from August 2019 until June 2020 and was Vice President, Strategic Finance and Financial Planning and Analysis from August 2017 until August 2019. Prior to joining the Company, he was Head of Finance, XO Business Unit for Verizon Communications from February 2019 until August 2019 and was employed at XO Communications as Vice President, Financial Planning and Analysis and Corporate Development from September 2015 until January 2019.
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
The current COVID-19 pandemic has negatively affected and is expected to continue to negatively affect our business, financial condition and results of operations.
The COVID-19 pandemic, including resurgences and new variants, has resulted in significant disruptions and additional risks to our business, the global hospitality industry and the global economy and additional risks to our business, the global hospitality industry and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose or recommend measures intended to control its spread, including travel bans, business and school closures, quarantines, shelter-in-place orders and implementation of other social distancing measures. As a result, the COVID-19 pandemic and its consequences have dramatically reduced travel and demand for hotel rooms which has had, and is expected to continue to have, a material adverse impact on our business, financial condition and results of operations.
As the COVID-19 pandemic continues to spread, federal, state and local governments, as well as businesses, have implemented significant restrictions in an attempt to mitigate this public health crisis. Although currently more than 99% of our hotels are open, operations at properties may be temporarily suspended in the future depending on the length and severity of COVID-19 and any federal, state and local health restrictions. If operations at our hotels are suspended, we cannot give any assurance as to when they will resume operations at a full or reduced level.
The extent, duration and magnitude of the COVID-19 pandemic’s effects is highly uncertain and will continue to depend on future developments, all of which are difficult to predict, including the continuation or worsening of the COVID-19 pandemic and travel and other restrictions; our ability to reopen hotels that are temporarily closed in a timely manner; new information which may emerge concerning the severity or resurgence of the COVID-19 pandemic; changes in consumer demand and confidence, which could extend beyond the end of the COVID-19 pandemic, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel and transient and group business; the impact of the COVID-19 pandemic on the global hospitality industry, particularly on the U.S. leisure travel market; the development and distribution of effective vaccines and treatments; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; changes to general, domestic, and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; and any future resurgence of COVID-19. The resulting economic uncertainty is expected to make it difficult for us, as well as our franchisees and others in the hospitality industry, to meaningfully forecast and plan future business activity. However, in general, we expect that the longer the pandemic and related travel and other restrictions remain in place, the more severe the health impacts of the pandemic are, and if repeat resurgent or cyclical outbreaks of the virus beyond the one being currently experienced occur, the more adverse the effect will be on our business, financial condition and results of operations.
The COVID-19 pandemic has subjected our business to a number of significant risks, which include:
•Risks Related to the Traveling Public: During various phases of the pandemic, the occupancy at our franchised hotels that have remained open has been significantly and materially adversely impacted. We expect that certain of our hotels will continue to struggle to attract guests if closures of attractions that promote leisure travel continue or if there is a prevailing unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19. We cannot predict whether the COVID-19 pandemic will result in temporary or permanent changes to the travel preferences, expectations and behavior of hotel guests; however, if these changes continue to result in reduction in travel or a decreased willingness of the traveling public to stay in hotels, these changes could have a significant negative impact on our franchised hotels and our business.
•Risks Related to the Health of our Franchised Hotel Operations: COVID-19 has at times resulted in decreases in demand, occupancy and system-wide RevPAR, accompanied by forced or voluntary hotel closures and disruptions, which has affected the revenues and profitability of our franchised properties and, in turn, the amount of royalty and other fees (which are primarily based on hotel revenue) that we are able to generate and collect from our franchisees. Even if the COVID-19 pandemic subsides or becomes more manageable, our franchisees may continue to experience increased operating costs, including the need to invest in new equipment, technology, amenities, products, and services in order to satisfy newly issued heath, hygiene, and safety regulations and requirements or to conform to evolving guest expectations. If franchisees are unable to make these investments, their ability to continue operations or generate revenue may be adversely impacted, which would in turn have an adverse effect on our revenue and cash flow.
•Risks Related to Financial Condition and Indebtedness: Our overall level of indebtedness may increase substantially in the future as we continue to manage through the effects of the pandemic. A default under our debt obligations may enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. Further impacts of the COVID-19 pandemic on the financial markets could adversely affect our ability or willingness to raise funds through equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and our outstanding senior notes, could have an adverse impact on our interest expense, and also negatively impact our access to capital and the cost of debt financing.
•Risks Related to Capital Market Volatility: The global stock markets, as well as the price of our common stock, have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic. The COVID-19 pandemic and the significant uncertainties it has caused and continues to cause for the global economy, business activity and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities, and may adversely impact our ability to access capital markets in the future.
The COVID-19 pandemic, including resurgences and new variants, could also have the effect of heightening many of the other factors set forth herein including, but not limited to, operating risks common in the lodging and franchising industries, our ability to grow our franchise system, compete effectively and manage the reputation of our brands, our handling of disputes with the owners of our franchised hotels or their formal or informal representative franchisee associations, risks related to our development or ownership of operating hotels and development and brand support activities that involve our co-investment or financing and guaranty support for third parties, growth of alternative internet reservation channels outside of our system, performance of our information technology systems and risks related to cybersecurity, risks of doing business outside of the U.S. and risks related to the deterioration in the general financial condition of our franchisees. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described herein are uncertain.
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
We have franchised properties open and operating in nearly 40 countries and territories outside of the United States. We also have, and may in the future make, investments in foreign hotel franchisors. International operations generally are subject to greater economic, political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, political instability, expropriation and nationalization.
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
We franchise hotels to independent third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of between ten and thirty years. These agreements also typically contain provisions permitting either party to terminate the franchise agreement upon designated anniversaries of the agreement under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation. Further, ownership of a significant number of franchise contracts by one or a small group of franchisees, particularly if concentrated within a particular brand, may compound risks of termination since a large number of properties could be terminated at once, decreasing the scope and representation of an impacted brand. As a result, our revenues could be negatively impacted by any of these events.
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
Development and brand support activities that involve our co-investment or financing and guaranty support for third parties or development of hotels may result in losses.
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
While our business model is primarily asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of developing new hotels. We currently own six Cambria hotels. As a result, fluctuations in values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
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
Investing jointly through affiliates decreases our ability to manage risk.
We have invested and expect to continue to invest in real estate and other hospitality related affiliates. Affiliate members often have shared control over the operation of the affiliate assets and therefore these investments may involve risks such as the possibility that the member in an investment might become bankrupt or not have the financial resources to meet its obligations or have economic or business interests or goals that are inconsistent with our business interests or goals. Consequently, actions by a member might subject us to additional risk, require greater financial support from the Company than initially forecasted (including but not limited to buying out a partner in an affiliate resulting in hotel ownership by the Company) or result in actions that are inconsistent with our business interests or goals.
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
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party. In 2021, the Company entered into an 11-year lease for office space in North Bethesda, Maryland for the purpose of relocating the Company's headquarters; the lease is expected to commence in the fourth quarter of 2023.
We lease two office spaces in the greater Phoenix, AZ metropolitan area, which houses our reservation and property systems' information technology operations and our domestic SaaS technology solutions division. The Company also rents office space for regional offices in Australia, the Netherlands, the United Kingdom, Germany, France, and India.
Management believes that the Company’s existing properties and property commitments are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company. In addition, we believe that all properties owned and leased are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements.

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
Item 4.Mine Safety Disclosures.
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the New York Stock Exchange under the symbol "CHH". As of February 14, 2022, there were 971 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2021:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2021	—	$—	—	3,399,216
February 28, 2021	11,039	109.21	—	3,399,216
March 31, 2021	35,460	108.29	—	3,399,216
April 30, 2021	222	113.88	—	3,399,216
May 31, 2021	934	113.80	—	3,399,216
June 30, 2021	1,582	117.04	1,582	3,397,634
July 31, 2021	13,083	116.18	13,083	3,384,551
August 31, 2021	23,272	115.55	21,663	3,362,888
September 30, 2021	3,691	126.77	—	3,362,888
October 31, 2021	1,374	133.41	—	3,362,888
November 30, 2021	112	140.78	—	3,362,888
December 31, 2021	21,426	145.93	21,426	3,341,462
Total	112,195	$121.89	57,754	3,341,462
(1)The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2021, the Company repurchased 51.7 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company repurchased 84.6 million shares at an average price of $17.63 per share.
(2)During the year ended December 31, 2021, the Company redeemed 54,441 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the board repurchase authorization.
(3)In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we temporarily suspended activity under the Company's share repurchase program. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program.

STOCKHOLDER RETURN PERFORMANCE

The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P Hotels, Resorts & Cruise Lines index, and a peer group. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Choice Hotels International, Inc., the NYSE Composite Index
and the S&P Hotels, Resorts & Cruise Lines Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Choice Hotels International, Inc.
NYSE Composite
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	6/17	12/17	6/18	12/18	6/19	12/19	6/20	12/20	6/21	12/21
Choice Hotels International, Inc.	$100.00	$115.40	$140.24	$137.38	$130.81	$159.44	$190.88	$146.17	$197.72	$220.61	$290.04
NYSE Composite	$100.00	$107.78	$118.73	$117.41	$108.10	$125.72	$135.68	$117.55	$145.16	$167.21	$175.18
S&P Hotels, Resorts & Cruise Lines	$100.00	$126.67	$149.09	$136.69	$122.16	$150.93	$167.42	$82.80	$124.10	$137.71	$148.72
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Since its onset, the COVID-19 pandemic has led governments and other authorities and businesses around the world at multiple times to impose or recommend measures intended to control its spread, including temporary closures of and occupancy limits on many businesses, travel restrictions, cancellation of events, social distancing measures and other governmental regulations. As a result, the COVID-19 pandemic and its consequences have reduced travel and demand for hotel rooms, which has adversely impacted, both financially and operationally and at varying degrees throughout the pandemic, the hospitality industry generally and the Company. The development of effective vaccines, the on-going distribution of such vaccines and other containment efforts have been significant positive developments that we believe have contributed to improved operating metrics since the second quarter of 2021. However, the extent to which the COVID-19 pandemic will impact the hospitality industry generally and our operations remains uncertain and will depend largely on future developments, including the rate and pace of vaccination in the broader population, the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for adverse changes in consumer sentiment with respect to travel during the pandemic.
The impacts of COVID-19 on the Company's business were first experienced toward the end of the first quarter of 2020, with domestic occupancy levels ranging between 25.5% and 32.5% in the last ten days of March 2020 resulting in significant decreases in revenue per available room ("RevPAR"). These trends steadily improved, albeit remained significantly impacted, over the remainder of 2020, resulting in full year 2020 domestic RevPAR declining approximately 30.7% compared to full year 2019. The Company continued to experience significant negative impacts through the first quarter of 2021, although an increase in leisure travel reservations was observed in March 2021 that steadily improved through the remainder of 2021. The fourth quarter 2021 domestic RevPAR experienced an increase of approximately 52.2% and 13.9% relative to fourth quarter 2020 and fourth quarter 2019, respectively. As of both December 31, 2021 and December 31, 2020, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restrictions or a franchisee’s election.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2021, the Company had approximately $1.1 billion in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.

In response to the COVID-19 pandemic, we implemented measures in 2020 to focus on the safety of our customers, employees, franchisees and their staff, while at the same time seeking to mitigate the impact on franchisees' and our Company's financial position and operations. The duration of these measures cannot be predicted at this time. The measures that remained in effect during the fourth quarter of 2021 included, but were not limited to, the following:
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

While a recovery in the hospitality industry has commenced, industry projections anticipate that recovery to 2019 operating performance will occur over multiple years. As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery and foreseeable future for the industry. We believe these points are illustrated by the Company's RevPAR results for full year and fourth quarter 2021, which both reflect growth relative to the comparable 2019 periods.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, on May 7, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock and approved the resumption of the share repurchase program. On September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Additionally, on December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, refer to Risk Factors in Part I, Item 1A of this Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,030 hotels open comprising 579,746 rooms and 924 hotels under construction, awaiting conversion or approved for development comprising 79,915 rooms as of December 31, 2021, located in 50 states, the District of Columbia and nearly 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion PointeTM, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Extended Stay Hotel®, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
The Company's primary segment is the hotel franchising business, which represents approximately 96% of the Company's total revenues. The Company's domestic operations are conducted through direct franchising relationships and the ownership of six Cambria hotels, while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests, hotels, six owned hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters. However, as a result of the COVID-19 pandemic, historical trends may not be reliable to predict performance in the immediate future.
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. To varying degrees, all of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our annual 2021 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. Due to increased RevPAR growth during the second, third, and fourth quarters of 2021 and our disciplined management of discretionary marketing and reservation system expenditures, marketing and reservation revenues exceeded expenses for full year 2021.

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
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. As noted above, we have introduced several temporary measures designed to assist franchisees during the COVID-19 pandemic. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. As disclosed above, prior to the second quarter of 2021, the Company's hotels experienced declines in occupancy and RevPAR resulting from the impacts of the COVID-19 pandemic. The declines impacted the profitability of the Company and the negative impact to the Company could return if a resurgence of the COVID-19 pandemic significantly impacts travel.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. On September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Additionally, on December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022.
In addition to our hotel franchising business, we have also developed or acquired six Cambria hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate growth of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets and to explore growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods most significantly impacted by the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the year ended December 31, 2021, marketing and reservation system revenues exceeded expenses by $83.9 million. During the years ended December 31, 2020 and 2019 marketing and reservation system expenses exceeded revenues by $44.3 million and $1.7 million, respectively.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include share repurchases and dividends. The Company's declaration of quarterly dividends and activity under the share repurchase program were temporarily suspended at the height of the COVID-19 pandemic, as detailed above within the Maximizing Financial Returns and Creating Value for Shareholders section.
We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business. Refer to MD&A heading "Liquidity and Capital Resources" for additional analysis.
Inflation: We believe that moderate increases in the rate of inflation will generally result in comparable or greater increases in hotel room rates. We are monitoring the implications of governmental assistance programs related to COVID-19 on future inflation trends and any resulting impacts on our business.

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
Calculation of Revenues, excluding marketing and reservation system activities

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total revenues	$1,069,298	$774,072	$1,114,820
Adjustments:
Marketing and reservation system revenues	(528,843)	(402,568)	(577,426)
Revenues, excluding marketing and reservation system activities	$540,455	$371,504	$537,394

Operations Review
Comparison of 2021 and 2020 Operating Results
Summarized financial results for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
REVENUES
Royalty fees	$397,218	$263,308
Initial franchise and relicensing fees	26,342	25,906
Procurement services	50,393	45,242
Marketing and reservation system	528,843	402,568
Owned hotels	37,833	20,168
Other	28,669	16,880
Total revenues	1,069,298	774,072
OPERATING EXPENSES
Selling, general and administrative	145,623	148,910
Depreciation and amortization	24,773	25,831
Marketing and reservation system	444,946	446,847
Owned hotels	24,754	16,066
Total operating expenses	640,096	637,654
Impairment of long-lived assets	(282)	(14,751)
Gain (loss) on sale of business and assets, net	13	—
Operating income	428,933	121,667
OTHER EXPENSES AND INCOME, NET
Interest expense	46,680	49,028
Interest income	(4,981)	(7,688)
Loss on extinguishment of debt	—	16,565
Other gains, net	(5,134)	(4,533)
Equity in net loss of affiliates	15,876	15,289
Total other expenses (income), net	52,441	68,661
Income before income taxes	376,492	53,006
Income tax expense (benefit)	87,535	(22,381)
Net income	$288,957	$75,387

Results of Operations
The Company recorded income before income taxes of $376.5 million for the year ended December 31, 2021, a $323.5 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $307.3 million increase in operating income, a $16.6 million loss on the extinguishment of debt in 2020, a $2.3 million decrease in interest expense, partially offset by a $2.7 million decrease in interest income.
Operating income increased $307.3 million primarily due to a $133.9 million increase in royalty revenues, a $128.1 million increase in the net surplus generated from marketing and reservation system activities, the recognition of $14.8 million in impairments of long-lived assets in 2020, a $11.8 million increase in other revenue, an $8.9 million increase in owned hotels revenues in excess of expense, a $5.2 million increase in procurement services revenues, and a $3.3 million decrease in selling, general and administrative (“SG&A”).
The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the year ended December 31, 2021 increased $131.2 million to $382.4 million from $251.2 million for the year ended December 31, 2020, an increase of 52%. The increase in domestic royalties reflects a 47.5% increase in domestic RevPAR. System-wide RevPAR increased due to a 17.3% increase in average daily rates and a 1,180 basis point increase in occupancy. The increase in domestic royalties is partially offset by a decrease in the number of domestic franchised hotel rooms and a 7 basis point increase in the effective royalty rate from 4.94% for the year ended December 31, 2020 to 5.01% for the year ended December 31, 2021.

A summary of the Company’s domestic franchised hotels operating information for the years ending December 31, 2021 and 2020 is as follows:

	2021			2020			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$98.22	60.1%	$59.05	$83.72	46.1%	$38.58	17.3%	1,400	bps	53.1%
Sleep	86.55	58.7%	50.85	75.92	46.2%	35.08	14.0%	1,250	bps	45.0%
Quality	83.88	53.5%	44.84	72.13	41.8%	30.16	16.3%	1,170	bps	48.7%
Clarion	88.09	43.1%	38.00	73.37	32.9%	24.12	20.1%	1,020	bps	57.5%
Econo Lodge	68.08	50.1%	34.09	59.12	40.9%	24.16	15.2%	920	bps	41.1%
Rodeway	68.04	50.9%	34.64	59.48	43.6%	25.94	14.4%	730	bps	33.5%
WoodSpring	51.61	81.1%	41.85	46.16	71.5%	33.01	11.8%	960	bps	26.8%
MainStay	80.25	62.1%	49.80	77.10	55.4%	42.69	4.1%	670	bps	16.7%
Suburban	55.41	70.0%	38.81	51.44	63.6%	32.72	7.7%	640	bps	18.6%
Cambria Hotels	132.48	56.2%	74.47	112.30	38.2%	42.87	18.0%	1,800	bps	73.7%
Ascend Hotel Collection	138.02	53.7%	74.14	116.51	43.4%	50.59	18.5%	1,030	bps	46.6%
Total	$84.04	57.4%	$48.21	$71.63	45.6%	$32.69	17.3%	1,180	bps	47.5%
A summary of domestic hotels and rooms in our franchise system at December 31, 2021 and 2020 by brand is as follows:

	December 31, 2021		December 31, 2020		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort	1,668	131,302	1,648	129,711	20	1.2%	1,591	1.2%
Sleep	414	29,194	408	28,790	6	1.5%	404	1.4%
Quality	1,652	123,549	1,697	128,807	(45)	(2.7)%	(5,258)	(4.1)%
Clarion	189	21,837	183	22,072	6	3.3%	(235)	(1.1)%
Econo Lodge	734	44,107	777	47,023	(43)	(5.5)%	(2,916)	(6.2)%
Rodeway	528	30,275	559	31,828	(31)	(5.5)%	(1,553)	(4.9)%
WoodSpring	302	36,374	291	35,020	11	3.8%	1,354	3.9%
MainStay	101	6,994	90	6,374	11	12.2%	620	9.7%
Suburban	71	6,395	66	6,470	5	7.6%	(75)	(1.2)%
Cambria Hotels	57	7,869	54	7,697	3	5.6%	172	2.2%
Ascend Hotel Collection	204	21,286	194	20,890	10	5.2%	396	1.9%
Total Domestic Franchises	5,920	459,182	5,967	464,682	(47)	(0.8)%	(5,500)	(1.2)%
As of both December 31, 2021 and 2020, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the year ended December 31, 2021 increased $2.7 million to $14.8 million compared to the year ended December 31, 2020 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 70 hotels (from 1,180 as of December 31, 2020 to 1,110 as of December 31, 2021) and 12,731 rooms (from 133,295 as of December 31, 2020 to 120,564 as of December 31, 2021. As of December 31, 2021 and December 31, 2020, approximately 2% and 5%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
As a result of the acquisition of AMResorts®, the Company’s relationship with AMResorts® was terminated during the fourth quarter of 2021 and 17 domestic and 37 international open AMResorts®-branded hotels exited the Ascend Hotel Collection portfolio.

We expect the uncertainty surrounding the potential duration of the pandemic, including resurgences and new variants, as well as the rate and pace of vaccinations around the world, to continue to have the potential to impact the number of domestic and international hotels that remain open and operating.
Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the year ended December 31, 2021, the Company awarded 528 franchise agreements representing 49,784 rooms compared to 427 franchise agreements representing 35,308 rooms for the year ended December 31, 2020. Domestic franchise agreements awarded for new construction hotels totaled 175 representing 16,787 rooms during the year ended December 31, 2021 compared to 126 contracts representing 11,847 rooms for the year ended December 31, 2020. Conversion hotel awarded franchise agreements totaled 353 representing 32,997 rooms for the year ended December 31, 2021 compared to 301 agreements representing 23,461 rooms for the year ended December 31, 2020.
The Company awarded 346 domestic relicensing contracts during the year ended December 31, 2021 compared to 204 executed during the year ended December 31, 2020. The Company awarded 24 domestic renewal agreements during the year ended December 31, 2021 compared to 38 during the year ended December 31, 2020.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $0.4 million from $25.9 million to $26.3 million during the years ended December 31, 2020 and 2021, respectively.
As of December 31, 2021, the Company had 876 franchised hotels with 75,163 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 966 hotels and 79,470 rooms at December 31, 2020. The number of new construction franchised hotels in the Company’s domestic pipeline decreased from 727 at December 31, 2020 to 659 at December 31, 2021. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s domestic pipeline decreased from 217 at December 31, 2020 to 239 hotels at December 31, 2021. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 48 franchised hotels with 4,752 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2021 compared to 56 hotels and 6,794 rooms at December 31, 2020. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Procurement services revenues increased $5.2 million from $45.2 million for the year ended December 31, 2020 to $50.4 million for the year ended December 31, 2021. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during 2021 at our franchised hotels.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $8.9 million from $4.1 million for the year ended December 31, 2020 to $13.0 million for the year ended December 31, 2021. These results reflect improved operating performance at our owned hotels and the addition of an owned hotel during the fourth quarter of 2021 (refer to Note 24 of our consolidated financial statements).
Other Revenues: Other revenues increased $11.8 million from $16.9 million the year ended December 31, 2020 to $28.7 million for the year ended December 31, 2021 driven by an increase in termination fees, non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in selling, general and administrative ("SG&A") on the consolidated statements of income. SG&A expenses were $145.6 million for the year ended December 31, 2021, a decrease of $3.3 million from December 31, 2020.
SG&A expenses for the years end December 31, 2021 and 2020 include approximately $1.9 million and $2.3 million, respectively, related to the Company's alternative growth initiatives and expenses related to the operations of an office building.

Excluding the SG&A for alternative growth initiatives and office building operations, SG&A for the year ended December 31, 2021 decreased $2.9 million to $143.7 million in the current year. This fluctuation is primarily due to a $26.9 million decrease in provision for credit losses in accounts and notes receivable. This is partially offset by approximately $24.0 million in cost increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation and benefits; impairments against franchise agreement acquisition intangible assets; and an increase in the Company's deferred compensation liabilities based on increases in the underlying investments.
Impairment of Long-lived Assets: For the year ended December 31, 2020, the Company recognized a $1.2 million charge related to a prospective development project the Company is no longer pursing, a $4.3 million impairment charge related to the long-lived assets of a commercial office building owned by the Company, and a $9.2 million impairment charge related to a parcel of real estate. For the year ended December 31, 2021, the Company recognized a $0.3 million impairment charge resulting from a parcel of land meeting held for sale classification in October 2021.
Interest Expense: The Company recorded interest expense of $46.7 million for the year ended December 31, 2021, a decrease of $2.3 million from the year ended December 31, 2020. The decrease in interest expense is a result of lower effective interest rates on outstanding borrowings in the comparative periods.
Interest Income: Interest income decreased $2.7 million to $5.0 million in the current year primarily due to an increase in certain loans being in non-accrual of interest status resulting from impacts of the COVID-19 pandemic. The notes receivable relate to the Company’s program to incentivize development of its Cambria Hotel and Everhome Suites brands.
Loss on Extinguishment of Debt: During the first quarter of 2020, the Company recorded a loss on the extinguishment of debt of $0.6 million related to the early pay off of a construction loan in the amount of $33.1 million, inclusive of accrued and unpaid interest.
During the third quarter of 2020, the Company recorded a loss on the extinguishment of debt of $16.0 million related to the Tender Offer and early pay off of the Term Loan, as such terms are defined below.
Other Gains: The Company recorded other net gains of $5.1 million for the year ended December 31, 2021, compared to other net gains of $4.5 million for the year ended December 31, 2020. The gains for the year ended December 31, 2021 relate to increases in the Company's deferred compensation assets based on increases in the underlying investments, partially offset by foreign currency transaction losses.
Equity in Net Loss of Affiliates: The Company recorded net losses of $15.9 million from its unconsolidated affiliates during the year ended December 31, 2021 compared to net losses of $15.3 million for the year ended December 31, 2020. These investments in affiliates relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
The activity for the year ended December 31, 2021 reflects other-than-temporary impairments of multiple unconsolidated affiliates resulting in losses of $19.3 million, partially offset by sales of ownership interests of and distributions resulting from sales of underlying assets from multiple unconsolidated affiliates resulting in gains of $6.9 million.
The activity for the year ended December 31, 2020 reflects other-than-temporary impairments of four unconsolidated affiliates resulting in losses of $7.3 million and increased losses of operating affiliate hotels as impacted by the COVID-19 pandemic.
Refer to Note 8 to our consolidated financial statements for additional information.
Income Tax (Benefit) Expense: The Company's effective income tax rates were 23.3% and (42.2)% for the years ended December 31, 2021 and 2020, respectively.
On January 1, 2018, the Company adopted ASU 2016-16, which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure. In accordance with ASU 2016-16, the Company recorded a $34.6 million tax benefit and a corresponding deferred tax asset due to the reorganization. In 2020, due to a decrease in the forecasted international income resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.7 million reflecting a change in the anticipated realizability of this deferred tax asset.
The effective income tax rate for the year ended December 31, 2020 was lower than the U.S. federal income tax rate of 21.0% due to the impact of our international reorganization under ASU 2016-16 (partially offset by the related valuation allowance), $3.0 million tax credits recognized during the year, $3.1 million of additional tax benefit related to compensation, and the impact of foreign operations, partially offset by the impact of state income taxes and a change in estimated uncertain tax positions.

The effective income tax rate for the year ended December 31, 2021, was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, $1.7 million of additional tax expense related to compensation, and a $1.5 million reduction in the net carrying value of our Dutch deferred tax asset, partially offset by $3.7 million of tax credits recognized during the year.
Refer to Choice Hotels International, Inc. 2020 10-K Annual Report "Comparison of 2020 and 2019 Operating Results" under Item 7. Management's Discussion and Analysis for details regarding changes between 2020 and 2019.
Liquidity and Capital Resources
Our Company historically generates strong and predictable operating cash flows primarily from our hotel franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders, while maintaining a strong balance sheet and financial flexibility. The Company's short-term and long-term liquidity requirements primarily arise from working capital needs, debt obligations, income tax payments, dividend payments, share repurchases, capital expenditures and investments in growth opportunities.
The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.4 million.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, the Company's board of directors declared on May 7, 2021, a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. On September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Additionally, on December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. As a result, the Company paid dividends totaling approximately $25.0 million during 2021 and, subject to future board of director declarations, expects to pay dividends totaling $52.8 million during 2022.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $473.2 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of December 31, 2021, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of December 31, 2021, the Company had commitments to extend an additional $278.6 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company's primary sources of liquidity as of December 31, 2021 consisted of $1.1 billion in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of December 31, 2021, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash, available borrowing capacity, and cash flows from operations will provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business for at least the next 12 months.
Operating Activities
During the years ended December 31, 2021 and 2020, net cash provided by operating activities totaled $383.7 million and $110.1 million, respectively. Operating cash flows increased $273.6 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the years ended December 31, 2021, 2020 and 2019, the Company's net advances for these purposes totaled $38.2 million, $36.5 million, and $38.9 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At December 31, 2021, the Company had commitments to extend an additional $278.6 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the year ended 2021, marketing and reservation system revenues exceeded expenses by $83.9 million. During the years ended 2020 and 2019, marketing and reservation system expenses exceeded revenues by $44.2 million and $1.7 million, respectively.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $473.2 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of December 31, 2021, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic.
Cash utilized for investing activities totaled $78.9 million, $24.5 million and $251.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cash utilized for investing activities from 2020 to 2021 primarily reflects the following items:
During the years ended December 31, 2021, 2020 and 2019, capital expenditures in property and equipment totaled $74.3 million, $33.6 million, and $57.3 million, respectively. The increase in capital expenditures during 2021 primarily reflects costs incurred to support the continued growth of the Cambria Hotels brand, including acquisition of a land parcel in the third quarter of 2021 to develop into a Cambria hotel.
During the year ended December 31, 2021, the Company realized proceeds of $6.1 million from the sale of a commercial office building previously awarded to the Company pursuant to a court settlement. During the year ended December 31, 2019, the Company realized proceeds of $10.6 million from the sale of one parcel of land. The Company did not sell any land parcels during the year ended December 31, 2020.
In September 2021, the Company reached a settlement with a borrower holding a loan classified as collateral-dependent, collateralized by an operating hotel. The key terms of the settlement resulted in a deed in lieu of foreclosure on the operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreement. The Company accounted for the acquisition of the hotel as an asset acquisition in the fourth quarter of 2021 and acquired net cash of $0.3 million.
Prior to July 23, 2019, the Company held a 40% ownership interest of an affiliate that owned five Cambria Hotels recorded as an investment in affiliates of $40.0 million. During the year ended December 31, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million, net of cash acquired.
During the year ended December 31, 2020, the Company realized proceeds of $9.2 million from the sale of state historic rehabilitation tax credits earned from the improvements made to this building, which were applied to lower the basis of the owned hotel property and equipment.
During the year ended December 31, 2019, the Company sold the SaaS for vacation rentals reporting unit and made payments, net of sales proceeds, of $10.8 million for net costs incurred to complete the disposition. There were no business dispositions during the years ended December 31, 2021 and December 31, 2020.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the years ended December 31, 2021, 2020 and 2019, the Company invested $2.8 million, $5.5 million, and $27.8 million, respectively, to support these efforts. In addition, during the years ended December 31, 2021, 2020 and 2019, the Company received distributions and sales proceeds from these affiliates totaling $15.6 million, $10.8 million and $19.2 million, respectively. To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $7.5 million to support these efforts.
The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2021 and December 31, 2020. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 23 to our consolidated financial statements for further discussion.
The Company provides financing to franchisees primarily for hotel development efforts in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the years ended December 31, 2021, 2020 and 2019, the Company advanced $20.1 million, $9.8 million, and $20.7 million for these purposes, respectively. In addition, the Company received repayments totaling $0.2 million, $6.5 million, and $14.2 million for these purposes, respectively. At December 31, 2021, the Company had commitments to extend an additional $7.5 million for these purposes provided certain conditions are met by its franchisees.
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
The Restated Credit Agreement provides that the Company may elect to have borrowings bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0. On August 11, 2021, we amended the Restated Credit Agreement to provide customary provisions for the replacement of LIBOR with an alternative benchmark rate if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, or if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2021, the Company maintained a total leverage ratio of 2.34x and was in compliance with all financial covenants under the Restated Credit Agreement. In the third quarter of 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full; the facility remains undrawn as of December 31, 2020 and December 31, 2021.
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
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility. The Term Loan was subsequently paid off in full in July 2020 utilizing the proceeds of the 2020 Senior Notes described below. In combination with the Tender Offer, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes in the principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70% with an effective rate of 3.86%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th beginning January 15, 2021. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions and other offering expenses, to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for purchase pursuant to the tender offer (discussed below under "Senior Unsecured Notes due 2022").
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
The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.4 million.
Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating affiliate with a commercial lender, which was secured by the building. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount of $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2021, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of December 31, 2021.
Transfer of Interest
In a prior year, the Company transferred $24.4 million of a $50.1 million outstanding note receivable with a maturity date of November 30, 2019 to a third party. In February 2019, the Company mutually agreed with the counter party to repurchase the $24.4 million previously transferred prior to the maturity date. At both December 31, 2021 and 2020, there were no remaining balances on the consolidated balance sheets pursuant to this transfer.

Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. Given our strong liquidity and credit profile, on May 7, 2021 the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock and approved resumption of the share repurchase program. On September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. Additionally, on December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. The declaration of future dividends is subject to the discretion of our board of directors.
During the year ended December 31, 2021, the Company paid $25.0 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2022 are estimated to be approximately $52.8 million.

The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.

Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
In April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we suspended activity under our share repurchase program. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program.
During the year ended December 31, 2021, the Company repurchased 57,754 shares of its common stock under the share repurchase program at a total cost of $7.3 million. In total through December 31, 2021, the Company repurchased 51.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.7 million shares at an average price of $17.63 per share. As of December 31, 2021, the Company had 3.3 million shares remaining under the current share repurchase authorization.
During the year ended December 31, 2021, the Company redeemed 54,441 shares of common stock at a total cost of $6.0 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program.
During the year ended December 31, 2021, the Company received proceeds of $11.1 million from stock options exercised by employees.
The following table summarizes material contractual obligations (excluding previously addressed debt obligations; financing, investment, guaranty, and franchise agreement acquisition commitments to franchisees; and deferred compensation plan liabilities) as of December 31, 2021:

	Payment due by period
(in thousands)	Total	Less than 1 year	Greater than 1 year
Purchase obligations	59,975	19,762	40,213
Commitments for leases not yet commenced(1)	60,897	—	60,897
Total contractual obligations	$120,872	$19,762	$101,110
(1) Commitments for leases not yet commenced represents future fixed payments, excluding anticipated tenant allowances, under leases that are not included in the consolidated balance sheet. For future lease payments related to leases that have commenced and are included in the consolidated balance sheet, refer to Note 19 in our consolidated financial statements.
The total amount of unrecognized tax positions and the related interest and penalties totaled $11.5 million at December 31, 2021. Due to the uncertainty with respect to the timing and amounts of payments in connection with these positions, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Refer to Note 15 to our consolidated financial statements.

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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending. During the years ended December 31, 2021, marketing and reservation system revenues exceeded expenses by $83.9 million. The surplus generated during the year ended December 31, 2021 is a result of increased marketing and reservation fees generated and disciplined management of discretionary expenditures.
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
We make certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition cost”). We capitalize such payments as intangible assets. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, are recorded within the SG&A expenses and marketing and reservation system expenses.
The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations:
•Procurement services revenues. The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of and access provided to our qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within Procurement services revenue.
Owned Hotels
The Company owned six hotels at December 31, 2021 and five hotels at December 31, 2020, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates, including the on-going impacts anticipated from the COVID-19 pandemic on future redemption behavior, and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income. Changes in the estimates used in developing the breakage rate or other expected future program operations could result in material changes to the liability for guest loyalty program and deferred revenues.

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
Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company groups its long-lived assets, including property and equipment and definite-lived intangible assets (e.g., franchise rights, franchise agreement acquisition costs), at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates the potential impairment of its long-lived asset groups annually as of December 31 or earlier when other circumstances indicate that the Company may not be able to recover the carrying value of the asset group. When indicators of impairment are present, recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the asset group, an impairment charge is measured and recorded, as applicable, for the excess of the carrying value over the fair value of the asset group. The fair value of long-lived asset groups are estimated primarily using discounted cash flow analyses representing the highest and best use by an independent market participant. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate fair value. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2021, 2020 and 2019, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles primarily resulting from terminations of franchisees from the Choice system or significant delinquencies in construction or invoice payments. During 2019, the Company recognized impairments of long-lived assets attributable to the SaaS for vacation rentals reporting unit, as discussed further below.
During 2020, the Company recognized impairments attributable to the long-lived assets of a commercial office building and a real estate parcel.
~~•~~On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. At the time of settlement, a single tenant fully occupied the building. The initial lease term expiration was in December 2020 and the tenant had extension options for up to 30 years. Prior to initial lease term expiration, the tenant provided notice that the lease renewal options would not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets. The long-lived asset group had a carrying value prior to recoverability evaluation of $11.1 million in property and equipment and $0.2 million in intangible assets as of September 30, 2020. During the third quarter of 2020, recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group aligned with management’s present long-term strategy for the building, and management concluded the undiscounted expected cash flows were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods. The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million during the third quarter of 2020. In 2021, the Company committed to a plan to sell the commercial office building. The building was sold in November 2021 for $6.1 million, resulting in a gain of $13 thousand reflected within gain (loss) on sale of business and assets, net on the consolidated statements of income in the fourth quarter of 2021.
•During the third quarter of 2018, the Company purchased the remaining membership interests in a VIE previously accounted for under the equity method of accounting. The VIE held a real estate parcel and the purchase was accounted for an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 2018. The real estate parcel represents a long-lived asset group with a carrying value prior to recoverability evaluation of $29.5 million in other assets as of December 31, 2020. Based on the impact of the COVID-19 pandemic, the Company’s assessment of the highest and best use of the real estate parcel changed and therefore, the recoverability of the long-lived asset group was re-assessed based on undiscounted expected cash flows of the asset group from a sale, which were less than the carrying value of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized market approach valuation methods. The Company recognized a non-cash pre-tax long-lived asset group impairment charge in the amount of $9.2 million during the fourth quarter of 2020.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2021, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded and a quantitative test was not required.
Historically, goodwill was partially allocated to the SaaS for vacation rentals reporting unit. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit during prior periods, including the first quarter of 2019, determining that the carrying value of the reporting unit exceeded the fair value. As a result, the Company recognized a goodwill impairment of $3.1 million in the first quarter of 2019. In addition, during the first quarter of 2019, the Company recognized a long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets of $7.3 million.
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
The SaaS for vacation rentals reporting unit was sold during the second quarter of 2019, resulting in the write-off of the remaining goodwill and recognition of a loss on sale.
Other than the SaaS for vacation rentals reporting unit, the Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2021, 2020 and 2019.
Valuation of Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry, market or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings. During the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $19.3 million and $7.3 million, respectively, related to multiple investments in affiliates accounted for under the equity method. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income. The Company recognized no impairment charges during the year ended December 31, 2019.
Notes & Accounts Receivable and Expected Credit Losses
The Company provides financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company has developed a systematic methodology to determine its allowance for credit losses across our portfolio of notes receivable loans. The Company monitors the risk and performance of our portfolio by the level of security in collateral (i.e., senior, subordinated or unsecured), which is the Company's credit quality indicator. As each of the Company’s notes receivable loans has unique risk characteristics, the Company deploys its methodology to calculate allowances for credit losses at the individual notes receivable loan level.
The Company primarily utilizes a discounted cash flow ("DCF") technique to measure the credit allowance, influenced by the key economic variables of each note receivable loan. The Company identified the key economic variables for these loans to be loan-to-cost ("LTC") or loan-to-value ("LTV") ratios and debt service coverage ratio ("DSCR"). The LTC or LTV ratio represents the loan principal relative to the project cost or value and is an indication of the ability to be re-paid principal at loan maturity. The DSCR represents property-specific net operating income as a percentage of the interest and principal payments incurred (i.e., debt service) on all debt of the borrower for the property and is an indication of the ability of the borrower to timely pay amounts due during the term of the loan. The LTC or LTV ratios and DSCR are considered during loan underwriting as indications of risk and, accordingly, we believe these factors are the most representative risk indicators for calculating the allowance for credit loss. Loans with higher LTC or LTV ratios and lower DSCR ratios generally are representative of loans with greater risk and, accordingly, have higher credit allowances as a percentage of loan principal. Conversely, loans with lower LTC or LTV ratios and higher DSCR ratios generally are representative of loans with lesser risk and, accordingly, have lower credit allowances as a percentage of loan principal. In preparing or updating a DCF model as the basis for the credit allowance, the Company develops various recovery scenarios and, based on the key economic variables and present status of the loan and underlying collateral, applies a probability-weighting to the outputs of the scenarios.
Collateral-dependent financial assets are financial assets for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. For collateral-dependent loans, expected credit losses are based on the fair value of the collateral, less selling costs if repayment will be from the sale of the collateral. The Company calculates fair value of the collateral using a DCF technique to project cash flows or a market approach via quoted market prices. In developing cash flow projections, the Company will review the borrower's financial statements for the property, economic trends, industry projections for the market where the property is located, and comparable sales capitalization rates.
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
The Company records provisions for credit losses on accounts receivable in SG&A expenses and marketing and reservation system expenses in the accompanying consolidated statements of income. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for credit losses.
Historically, the Company has considered its credit risk associated with accounts receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees. During the year ended December 31, 2020, the Company recorded provisions for credit losses on accounts receivable of $15.6 million in SG&A expenses and $26.0 million in marketing and reservation system expenses, in consideration of the economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. During the year ended December 31, 2021, the Company recorded reversals of provisions for credit losses on accounts receivable of $4.4 million in SG&A expenses and $7.3 million in marketing and reservation system expenses, after experiencing improved collections and economic and credit conditions.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Historically, deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company has not recorded any additional deferred taxes for this item in 2021.
With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 15 to consolidated financial statements.
New Accounting Standards
Refer to the "Recently Adopted & Issued Accounting Standards" section of Note 1 of our consolidated financial statements for information related to our adoption and assessment of new accounting standards in 2021.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $36.1 million at December 31, 2021 and we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2021, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

Item 8.Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $66.2 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $128.6 million and $82.7 million, respectively, as of December 31, 2021 associated with the Choice Privileges Loyalty Program (“Loyalty Program”). As discussed in Note 1 to the consolidated financial statements, loyalty points earned represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Loyalty Program is developed based on an estimate of the eventual redemption rates, including the on-going impacts anticipated from the COVID-19 pandemic on future redemption behavior, and point values using various actuarial methods. The amount of the Loyalty Program fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures.

Auditing the Loyalty Program results is complex due to: (1) the complexity of the models used to account for the Loyalty Program results; and (2) the complexity of estimating the future redemption rate and Loyalty Program point values. Such estimates are highly judgmental given the significant estimation uncertainty associated with expected redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program during the year. For example, we tested controls over management’s review of the assumptions and data inputs used in the accounting model and the actuarial methods used to estimate the ultimate redemption rate of Loyalty Program points.

To test the recognition of revenues and liabilities associated with the Loyalty Program, we performed audit procedures that included, among others, testing the completeness and accuracy of the data and significant assumptions used in the model and assessing the accounting model developed by the Company to recognize the related revenue and the liabilities. For example, we tested significant inputs into the accounting model, including the Loyalty Program point value and the recognition of points earned and redeemed during the period. With the assistance of our actuarial specialists, we evaluated management’s methodologies as well as the actuarial assumptions used in estimating the Loyalty Program expected redemption rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia
February 24, 2022

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Royalty fees	$397,218	$263,308	$388,151
Initial franchise and relicensing fees	26,342	25,906	27,489
Procurement services	50,393	45,242	61,429
Marketing and reservation system	528,843	402,568	577,426
Owned hotels	37,833	20,168	20,282
Other	28,669	16,880	40,043
Total revenues	1,069,298	774,072	1,114,820
OPERATING EXPENSES
Selling, general and administrative	145,623	148,910	168,937
Depreciation and amortization	24,773	25,831	18,828
Marketing and reservation system	444,946	446,847	579,139
Owned hotels	24,754	16,066	14,448
Total operating expenses	640,096	637,654	781,352
Impairment of goodwill	—	—	(3,097)
Impairment of long-lived assets	(282)	(14,751)	(7,259)
Gain (loss) on sale of business and assets, net	13	—	(4,574)
Operating income	428,933	121,667	318,538
OTHER EXPENSES AND INCOME, NET
Interest expense	46,680	49,028	46,807
Interest income	(4,981)	(7,688)	(9,996)
Loss on extinguishment of debt	—	16,565	7,188
Other gains, net	(5,134)	(4,533)	(4,966)
Equity in net loss of affiliates	15,876	15,289	9,576
Total other expenses (income), net	52,441	68,661	48,609
Income before income taxes	376,492	53,006	269,929
Income tax expense (benefit)	87,535	(22,381)	47,051
Net income	$288,957	$75,387	$222,878

Basic earnings per share	$5.20	$1.36	$4.00
Diluted earnings per share	$5.15	$1.35	$3.98

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
Net income	$288,957	$75,387	$222,878
Other comprehensive income (loss), net of tax:
Amortization of loss on cash flow hedge	—	—	1,436
Foreign currency translation adjustment	72	(96)	(540)
Other comprehensive income (loss), net of tax	72	(96)	896
Comprehensive income	$289,029	$75,291	$223,774

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$511,605	$234,779
Accounts receivables (net of allowance for credit losses of $34,149 and $59,424, respectively)	153,147	149,921
Income taxes receivable	12,511	4,186
Notes receivable (net of allowance for credit losses of $4,318 and $4,179, respectively)	54,453	24,048
Prepaid expenses and other current assets	29,945	19,980
Total current assets	761,661	432,914
Property and equipment, net	377,367	334,901
Operating lease right-of-use assets	34,183	17,688
Goodwill	159,196	159,196
Intangible assets, net	312,389	303,725
Notes receivable (net of allowance for credit losses of $12,461 and $15,305, respectively)	66,451	95,785
Investments, employee benefit plans, at fair value	33,946	29,104
Investments in affiliates	27,967	57,879
Deferred income taxes	68,643	67,745
Other assets	90,021	88,396
Total assets	$1,931,824	$1,587,333
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$81,169	$83,329
Accrued expenses and other current liabilities	104,472	78,920
Deferred revenue	81,538	50,290
Liability for guest loyalty program	86,765	43,308
Current portion of long-term debt	216,351	—
Total current liabilities	570,295	255,847
Long-term debt	844,123	1,058,738
Long-term deferred revenue	105,785	122,406
Deferred compensation and retirement plan obligations	38,690	33,756
Income taxes payable	20,642	23,394
Operating lease liabilities	35,492	12,739
Liability for guest loyalty program	41,785	77,071
Other liabilities	9,130	9,134
Total liabilities	1,665,942	1,593,085
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2021 and December 31, 2020; 55,609,226 and 55,535,554 shares outstanding at December 31, 2021 and December 31, 2020, respectively	951	951
Additional paid-in-capital	259,317	233,921
Accumulated other comprehensive loss	(4,574)	(4,646)
Treasury stock, at cost; 39,456,412 and 39,530,084 shares at December 31, 2021 and December 31, 2020, respectively	(1,265,032)	(1,260,478)
Retained earnings	1,275,220	1,024,500
Total shareholders’ equity (deficit)	265,882	(5,752)
Total liabilities and shareholders’ equity (deficit)	$1,931,824	$1,587,333
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$288,957	$75,387	$222,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,773	25,831	18,828
Depreciation and amortization - marketing and reservation system	25,721	22,625	17,294
Franchise agreement acquisition cost amortization	13,222	11,310	7,992
Impairment of goodwill	—	—	3,097
Impairment of long-lived assets	282	14,751	7,259
Loss on sale of business, net	—	—	4,674
Loss on extinguishment of debt	—	16,565	7,188
Loss (gain) on sale and disposal of assets, net	530	—	(2,103)
Non-cash stock compensation and other charges	35,731	9,690	17,615
Non-cash interest, investment, and affiliate income	(13,509)	(6,723)	(4,010)
Deferred income taxes	(1,006)	(44,826)	9,810
Equity in net loss of affiliates, less distributions received	23,985	15,439	12,562
Franchise agreement acquisition costs, net of reimbursements	(38,230)	(36,479)	(38,944)
Change in working capital and other, net of acquisition	23,240	6,491	(13,584)
Net cash provided by operating activities	383,696	110,061	270,556
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(74,294)	(33,603)	(57,342)
Investment in intangible assets	(3,573)	(1,359)	(6,699)
Proceeds from sales of assets	6,119	—	10,585
Asset acquisitions, net of cash acquired	—	—	(168,954)
Cash received from extinguishment of notes receivable	301	—	—
Proceeds from sale of tax credits for rehabilitation of historic building	—	9,197	—
Payment on business disposition, net	—	—	(10,783)
Contributions to investments in affiliates	(2,778)	(5,454)	(27,828)
Distributions and sales proceeds from investments in affiliates	15,554	10,798	19,178
Purchases of investments, employee benefit plans	(1,705)	(2,562)	(3,175)
Proceeds from sales of investments, employee benefit plans	2,609	2,478	2,217
Issuance of notes receivable	(20,133)	(9,845)	(20,722)
Collections of notes receivable	213	6,494	14,231
Other items, net	(1,239)	(623)	(1,875)
Net cash used in investing activities	(78,926)	(24,479)	(251,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	—	—	422,376
Proceeds from issuance of Term Loan	—	249,500	—
Proceeds from issuance of 2020 Senior Notes	—	447,723	—
Net (repayments) borrowings pursuant to revolving credit facilities	—	(18,480)	(72,400)
Principal payments on long-term debt	—	(473,857)	(250,497)
Payments to extinguish long-term debt	—	(14,347)	(6,312)
Debt issuance costs	(365)	(4,620)	(3,936)
Purchases of treasury stock	(13,365)	(55,450)	(50,638)
Dividends paid	(25,044)	(25,274)	(48,089)
Payments on transfer of interest in notes receivable	—	—	(24,409)
Proceeds from exercise of stock options	11,054	10,203	21,410
Net cash (used in) provided by financing activities	(27,720)	115,398	(12,495)

Net change in cash and cash equivalents	277,050	200,980	6,894
Effect of foreign exchange rate changes on cash and cash equivalents	(224)	33	230
Cash and cash equivalents at beginning of period	234,779	33,766	26,642
Cash and cash equivalents at end of period	$511,605	$234,779	$33,766

Supplemental disclosure of cash flow information:
Cash payments during the year for
Income taxes, net of refunds	$106,539	$8,605	$41,859
Interest, net of capitalized interest	$43,939	$45,145	$48,179
Non-cash investing and financing activities
Dividends declared but not paid	$13,208	$—	$12,535
Asset acquisition from extinguishment of note receivable	$21,133	$—	$—
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$3,518	$1,421	$959

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2018	55,679,207	$951	$213,170	$(5,446)	$(1,187,625)	$795,178	$(183,772)
Net income	—	—	—	—	—	222,878	222,878
Other comprehensive income (loss), net of tax	—	—	—	896	—	—	896
Share-based payment activity	654,694	—	19,698	—	18,358	—	38,056
Dividends declared ($0.215 per share quarterly)	—	—	—	—	—	(48,609)	(48,609)
Treasury purchases	(631,273)	—	—	—	(50,638)	—	(50,638)
Other (1)	—	—	(1,708)	—	—	(614)	(2,322)
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (2)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	75,387	75,387
Other comprehensive income (loss), net of tax	—	—	—	(96)	—	—	(96)
Share-based payment activity (3)	506,953	—	2,761	—	14,877	(437)	17,201
Dividends declared (3)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(674,027)	—	—	—	(55,450)	—	(55,450)
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	288,957	288,957
Other comprehensive income (loss), net of tax	—	—	—	72	—	—	72
Share-based payment activity (3)	185,867	—	25,396	—	8,811	8	34,215
Dividends declared (3)	—	—	—	—	—	(38,245)	(38,245)
Treasury purchases	(112,195)	—	—	—	(13,365)	—	(13,365)
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
(1) Impacts of i) adoption of Topic 606 related to a foreign affiliate accounted for as an equity method investment on Retained Earnings and ii) transaction resulting in an increase in ownership of a consolidated affiliate on Additional Paid-in-Capital.
(2) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent amendments issued thereafter (collectively "Topic 326"), which was adopted on January 1, 2020. Refer to Note 4.
(3) During the fourth quarter of 2019, the Company's board of directors announced a 5% increase to the quarterly dividend rate to $0.225 per share from $0.215 per share, beginning with the dividend payable in the first quarter of 2020. On February 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.225 per share of common stock. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. In April 2020, subsequent to the payment of the dividend and in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. During 2020 and 2021, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity. On May 7, 2021 and September 9, 2021, the Company's board of directors declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock.

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
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary to fairly present the Company's consolidated financial statements.
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with current year presentation. Foreign currency transaction gains and losses that were previously presented in SG&A expenses are now presented within other gains in the consolidated statements of income. The reclassification had no effect on the Company’s previously reported net income.
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
    Brand intellectual property
Fees generated from brand intellectual property are recognized to revenue over time as hotel owners pay for access to these services for the duration of the franchise agreement. Franchise fees are typically based on the sales or usage of the underlying hotel (i.e., after the completion of a hotel stay), with the exception of fixed up-front fees that usually represent an insignificant portion of the transaction price. Variable transaction price is determined for the period when the underlying gross room revenues and transactions or events which generate fees are known.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated value of future redemptions is reflected in current and non-current Liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty program is developed based on an estimate of the eventual redemption rates, including the on-going impacts anticipated from the COVID-19 pandemic on future redemption behavior, and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current Deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of December 31, 2021, the current and non-current deferred revenue balances are $55.8 million and $26.9 million, respectively. Loyalty points are typically redeemed within three years of issuance. Loyalty program point redemption revenues are recognized within marketing and reservation system revenue in the consolidated statements of income.
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
Qualified Vendors
The Company generates procurement services revenues from qualified vendors. Qualified vendor revenues are generally based on marketing services provided by the Company on behalf of and access provided to the qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is paid in installments based on a contractual schedule, with an initial payment typically due at contract execution. Variable consideration is typically paid quarterly after sales to franchisees or guests have occurred.
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
Owned Hotels
The Company owned six hotels at December 31, 2021 and five hotels at December 31, 2020, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.

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
Notes & Accounts Receivable and Allowances for Credit Losses
The Company provides financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company has developed a systematic methodology to determine its allowance for credit losses across our portfolio of notes receivable loans. The Company monitors the risk and performance of our portfolio by the level of security in collateral (i.e., senior, subordinated or unsecured), which is the Company's credit quality indicator. As each of the Company’s notes receivable loans has unique risk characteristics, the Company deploys its methodology to calculate allowances for credit losses at the individual notes receivable loan level.
The Company primarily utilizes a discounted cash flow ("DCF") technique to measure the credit allowance, influenced by the key economic variables of each note receivable loan. The Company identified the key economic variables for these loans to be loan-to-cost ("LTC") or loan-to-value ("LTV") ratios and debt service coverage ratio ("DSCR"). The LTC or LTV ratio represents the loan principal relative to the project cost or value and is an indication of the ability to be re-paid principal at loan maturity. The DSCR represents property-specific net operating income as a percentage of the interest and principal payments incurred (i.e., debt service) on all debt of the borrower for the property and is an indication of the ability of the borrower to timely pay amounts due during the term of the loan. The LTC or LTV ratios and DSCR are considered during loan underwriting as indications of risk and, accordingly, we believe these factors are the most representative risk indicators for calculating the allowance for credit loss. Loans with higher LTC or LTV ratios and lower DSCR ratios generally are representative of loans with greater risk and, accordingly, have higher credit allowances as a percentage of loan principal. Conversely, loans with lower LTC or LTV ratios and higher DSCR ratios generally are representative of loans with lesser risk and, accordingly, have lower credit allowances as a percentage of loan principal. In preparing or updating a DCF model as the basis for the credit allowance, the Company develops various recovery scenarios and, based on the key economic variables and present status of the loan and underlying collateral, applies a probability-weighting to the outputs of the scenarios.
Collateral-dependent financial assets are financial assets for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. For collateral-dependent loans, expected credit losses are based on the fair value of the collateral, less selling costs if repayment will be from the sale of the collateral. The Company calculates fair value of the collateral using a DCF technique to project cash flows or a market approach via quoted market prices. In developing cash flow projections, the Company will review the borrower's financial statements for the property, economic trends, industry projections for the market where the property is located, and comparable sales capitalization rates.
Management assesses the credit quality of the notes receivable portfolio and adequacy of credit loss allowances on an at least quarterly basis and records provisions for credit losses in SG&A expenses. Significant judgment is required in this analysis.
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
The Company records provisions for credit losses on accounts receivable in SG&A expenses and marketing and reservation system expenses in the accompanying consolidated statements of income. When the Company determines that an account is not collectible, the account is written-off to the associated allowance for credit losses.
Refer to Note 4 for further discussion of receivables and allowances for credit losses.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $81.5 million, $88.5 million, and $158.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses in the consolidated statements of income.
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
Capitalization Policies
Property and equipment are generally recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. Software licenses pertaining to cloud computing arrangements that are capitalized are amortized using the straight-line method over the shorter of the cloud computing arrangement term or their useful lives. The Company capitalizes interest incurred during construction of property and equipment. Interest capitalized as a cost of property and equipment totaled $0.7 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.
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
The Company has made certain acquisitions of hotel assets which are recorded at the fair value of consideration exchanged. Refer to Note 24.
A summary of the ranges of estimated useful lives from original place in service date for depreciation and amortization purposes are as follows:

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
Upon designation as an asset held for sale, the Company records the carrying value of each asset as a component of other current assets at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and ceases recording depreciation. Refer to Note 3.
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
Valuation of Long-Lived Assets, Intangibles, and Goodwill
The Company groups its long-lived assets, including property and equipment and definite-lived intangible assets (e.g., franchise rights, franchise agreement acquisition costs), at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates the potential impairment of its long-lived asset groups annually as of December 31 or earlier when other circumstances indicate that the Company may not be able to recover the carrying value of the asset group. When indicators of impairment are present, recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the asset group, an impairment charge is measured and recorded, as applicable, for the excess of the carrying value over the fair value of the asset group. The fair value of long-lived asset groups are estimated primarily using discounted cash flow analyses representing the highest and best use by an independent market participant. Significant management judgment is involved in evaluating indicators of impairment and developing any required projections to test for recoverability or estimate fair value. Furthermore, if management uses different projections or if different conditions occur in future periods, future-operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2021, 2020 and 2019, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles recorded within SG&A expenses and marketing and reservation system expenses as discussed in Note 2.
During 2020, the Company recognized impairments of long-lived assets attributable to a commercial office building and a real estate parcel. During 2019, the Company recognized impairments for the full amount of long-lived assets attributable to the SaaS for vacation rentals reporting unit of $7.3 million. Refer to Note 6.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangibles. The Company determines the fair value of its reporting units and indefinite-lived intangibles using income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2021, the Company's goodwill is allocated solely to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Historically, goodwill was partially allocated to the SaaS for vacation rentals reporting unit. The Company performed the quantitative test for the SaaS for vacation rentals reporting unit during prior periods, including the first quarter of 2019, determining that the carrying value of the reporting unit exceeded the fair value. As a result, the Company recognized a goodwill impairment of $3.1 million in the first quarter of 2019. The SaaS for vacation rentals reporting unit was sold during the second quarter of 2019, resulting in the derecognition of net assets of the reporting unit, including the remaining goodwill, and the recognition of a loss on sale of $4.7 million. Refer to Note 6.
Other than the SaaS for vacation rentals reporting unit, the Company did not record any impairment of goodwill or intangible assets with indefinite lives during the years ended December 31, 2021, 2020 and 2019.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. Determination if a variable interest is a VIE includes both quantitative and qualitative consideration. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant. The Company would consolidate those entities in which it is determined to be the primary beneficiary. As of December 31, 2021, the Company is not the primary beneficiary of any VIE. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements.
Investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method.

Valuation of Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable, for example due to loan defaults, significant under performance relative to historical or projected operating performance, and significant negative industry, market or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairments are charged to earnings. During the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $19.3 million and $7.3 million, respectively, related to multiple investments in affiliates accounted for under the equity method. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income. The Company recognized no impairment charges during the year ended December 31, 2019. Refer to Note 8.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the approximate weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity (deficit). The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature in SG&A expenses on the consolidated statements of income. Foreign currency transaction (gains) losses for the years ended December 31, 2021, 2020 and 2019 were $0.4 million, $(0.4) million, and $(0.1) million, respectively.
Leases
The Company determines if an arrangement is a lease and classification as operating or financing at lease inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. At December 31, 2021 and 2020, the Company did not have any leases classified as financing.
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
The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive loss and the ineffective portion is reported currently in earnings. The amounts included in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged item affects earnings. Amounts reported in earnings are classified consistent with the item being hedged.
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
At December 31, 2021 and 2020, there were no outstanding derivative positions.
Recently Adopted & Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification ("ASC") 740, Income Taxes. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have material impacts on our consolidated financial statements and disclosures.
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
Significant changes in the contract liabilities balances during 2021 are as follows:

(in thousands)
Balance as of December 31, 2020	$156,227
Increases to the contract liability balance due to cash received	102,213
Revenue recognized in the period	(83,015)
Balance as of December 31, 2021	$175,425
Remaining Performance Obligations
The aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $175.4 million as of December 31, 2021. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the balance sheet within current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. Capitalized franchise sales commissions are $55.5 million and $54.3 million within Other assets as of December 31, 2021 and 2020, respectively. Amortization expense and impairment charges for the years ended December 31, 2021, 2020 and 2019 were $11.9 million, $9.7 million and $10.0 million, respectively, and are recorded within SG&A expenses.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty fees and marketing and reservation system fees. Impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, for the years ended December 31, 2021, 2020 and 2019 were $11.1 million, $2.0 million and $1.0 million, respectively, and are recorded within SG&A expenses and marketing and reservation system expenses.
Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2021
(in thousands)	Over time	Point in time	Total
Royalty fees	$397,218	$—	$397,218
Initial franchise and relicensing fees	26,342	—	26,342
Procurement services	47,878	2,515	50,393
Marketing and reservation system	465,184	63,659	528,843
Owned hotels	31,747	5,642	37,389
Other	28,669	—	28,669
Topic 606 revenues	$997,038	$71,816	1,068,854
Non-Topic 606 revenues			444
Total revenues			$1,069,298

	Year Ended December 31, 2020
(in thousands)	Over time	Point in time	Total
Royalty fees	$263,308	$—	$263,308
Initial franchise and relicensing fees	25,906	—	25,906
Procurement services	42,919	2,323	45,242
Marketing and reservation system	325,785	76,783	402,568
Owned hotels	16,824	2,912	19,736
Other	15,838	—	15,838
Topic 606 revenues	$690,580	$82,018	772,598
Non-Topic 606 revenues			1,474
Total revenues			$774,072

	Year Ended December 31, 2019
(in thousands)	Over time	Point in time	Total
Royalty fees	$388,151	$—	$388,151
Initial franchise and relicensing fees	27,489	—	27,489
Procurement services	58,248	3,181	61,429
Marketing and reservation system	499,368	78,058	577,426
Owned hotels	17,345	2,821	20,166
Other	38,860	141	39,001
Topic 606 revenues	$1,029,461	$84,201	1,113,662
Non-Topic 606 revenues			1,158
Total revenues			$1,114,820
Marketing and reservation system and Procurement services point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the years ended

December 31, 2021, 2020 and 2019, these net revenues, inclusive of adjustments to estimated redemption rates, were $66.2 million, $79.1 million, and $81.2 million, respectively.
Non-Topic 606 revenues represent revenue from leasing and are presented in Owned hotels and Other revenues in the consolidated statements of income.
As presented in Note 20, the Corporate & Other segment amounts represent $45.7 million, $28.3 million, and $30.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment. Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $2.9 million, $1.5 million, and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2021	2020
Prepaid expenses	$15,610	$16,164
Other current assets	5,870	3,816
Land held for sale	8,465	—
Total prepaid expenses and other current assets	$29,945	$19,980
Land held for sale represents a parcel of land previously acquired to support the Company's program to stimulate development of certain brands. In October 2021, the Company committed to a plan to market the land for sale and executed a purchase and sale agreement. As a result, the land is deemed to meet held for sale classification during the fourth quarter of 2021, and the Company recognized a $0.3 million charge, reflected within Impairment of long-lived assets on the consolidated statements of income, for the carrying value in excess of fair value less costs to sell. The agreed upon transaction price in the purchase and sale agreement was determined to approximate fair value under a market valuation approach. The impairment of the land is included in the Corporate & Other segment in Note 20. The land was subsequently sold on January 18, 2022.

4. Receivables and Allowance for Credit Losses
Notes Receivable
The composition of notes receivable balances based on the level of security credit quality indicator and the allowances for credit losses is as follows:

	December 31,
(in thousands)	2021	2020
Senior	$108,370	$104,716
Subordinated	27,801	33,234
Unsecured	1,512	1,367
Total notes receivable	137,683	139,317
Total allowance for notes receivable credit losses	16,779	19,484
Total notes receivable, net of allowance	$120,904	$119,833
Current portion, net of allowance	$54,453	$24,048
Long-term portion, net of allowance	$66,451	$95,785
Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2021	2020	2019	Prior	Total
Senior	$2,166	$—	$29,004	$77,200	$108,370
Subordinated	—	—	2,826	24,975	27,801
Unsecured	—	—	—	1,512	1,512
Total notes receivable	$2,166	$—	$31,830	$103,687	$137,683
The adoption of Topic 326 required a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance was effective. As of the adoption date of January 1, 2020, the Company established an incremental credit allowance on its notes receivable loans of $8.3 million.
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses, including the impacts of adopting Topic 326:

	December 31,
(in thousands)	2021	2020	2019
Beginning balance	$19,484	$4,556	$4,685
Reserves established from adoption of Topic 326	—	8,348	—
Provisions for credit losses	709	7,634	—
Write-offs	(3,414)	(1,054)	(129)
Ending balance	$16,779	$19,484	$4,556
The provisions recorded in the year ended December 31, 2021 primarily result from changes in the classification of certain loans as collateral-dependent and associated revisions to their allowances. The write-offs for the year ended December 31, 2021 are associated with a loan that was settled in exchange for an operating hotel on October 1, 2021; refer to acquisition disclosures in Note 24. Allowances for credit losses attributable to collateral-dependent loans are $6.3 million and $7.8 million as of December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, two loans with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities and either the associated land parcels or an operating hotel. The Company used a DCF technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent.

During the first quarter of 2021, a loan with senior and subordinated tranches, that met the definition of collateral-dependent as of December 31, 2020, was restructured and as a result, no longer meets the classification of collateral-dependent as of December 31, 2021.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans to be past due when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. Although the Company considers loans to be past due if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $44.1 million and $28.9 million at December 31, 2021 and 2020, respectively.

The Company has identified loans totaling approximately $7.5 million and $13.1 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.3 million and $0.8 million as of the years ended December 31, 2021 and 2020, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due status by credit quality indicator of the notes receivable amortized cost basis are as follows:

(in thousands)	1-30 days Past Due	30-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2021
Senior	$—	$—	$—	$—	$108,370	$108,370
Subordinated	—	—	2,209	2,209	25,592	27,801
Unsecured	—	—	—	—	1,512	1,512
	$—	$—	$2,209	$2,209	$135,474	$137,683
As of December 31, 2020
Senior	$—	$—	$15,200	$15,200	$89,516	$104,716
Subordinated	—	—	2,209	2,209	31,025	33,234
Unsecured	—	—	—	—	1,367	1,367
	$—	$—	$17,409	$17,409	$121,908	$139,317
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of December 31, 2021. Refer to Note 23.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $120.2 million and $119.3 million at December 31, 2021 and 2020, respectively. The Company has determined that it is not the primary beneficiary of these VIEs. These loans have stated fixed and/or variable interest amounts. For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the note receivable and limited commitments addressed in Note 23.
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the year ended December 31, 2020, the Company recorded provisions for credit losses on accounts receivable of $15.6 million in SG&A expenses and $26.0 million in marketing and reservation system expenses, in consideration of the economic and credit conditions resulting from the COVID-19 pandemic and estimates of other expected credit losses. During the year ended December 31, 2021, the Company recorded reversals of provisions for credit losses on accounts receivable of $4.4 million in SG&A expenses and $7.3 million in marketing and reservation system expenses, after considering improved collection patterns and economic and credit conditions. During the years ended December 31, 2020 and December 31, 2021, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $0.6 million and $13.5 million, respectively.

5. Property and Equipment
The components of property and equipment are:

	December 31,
(in thousands)	2021	2020
Land and land improvements	$32,255	$29,001
Construction in progress and software under development	66,832	30,776
Computer equipment and software	214,814	217,594
Buildings and leasehold improvements	233,255	218,421
Furniture, fixtures, vehicles and equipment	62,703	62,530
Property and equipment	609,859	558,322
Less: Accumulated depreciation and amortization	(232,492)	(223,421)
Property and equipment, net	$377,367	$334,901
Unamortized capitalized software development costs at December 31, 2021 and 2020 totaled $52.0 million and $52.2 million, respectively. Amortization of software development costs for the years ended December 31, 2021, 2020 and 2019 totaled $14.1 million, $14.6 million, and $9.7 million, respectively.
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2021, 2020 and 2019 was $16.5 million, $16.9 million and $9.7 million, respectively.
In the fourth quarter of 2021, the Company acquired a hotel property through a deed in lieu foreclosure at the fair value of $21.1 million as of the acquisition date of October 1, 2021. In the third quarter of 2019, the Company completed an asset acquisition of four Cambria Hotels with a total net asset basis of $194.0 million. Refer to Note 24.
During the third quarter of 2020, the Company recognized a non-cash pre-tax long-lived asset group impairment charge for a commercial office building in the amount of $4.3 million. Refer to Note 6.
6. Goodwill, Impairment of Assets, and Sale of Business and Assets
Goodwill
The following table details the carrying amount of our goodwill:

	December 31,
(in thousands)	2021	2020
Goodwill	$166,774	$166,774
Accumulated impairment losses	(7,578)	(7,578)
Goodwill, net carrying amount	$159,196	$159,196
Goodwill was historically allocated to two reporting units: (1) Hotel Franchising and (2) SaaS for vacation rentals.
In 2019, the Company recognized non-cash pre-tax impairment charges for the SaaS for vacation rentals long-lived asset group and goodwill. In January 2019, the Company became aware that a key customer of the SaaS for vacation rentals reporting unit provided the unit’s management team with a letter purporting to terminate the customer’s contract. Recoverability of the $7.3 million SaaS for vacation rentals long-lived asset group was assessed based on undiscounted expected cash flows of the asset group, which were less than the carrying amount of the asset group. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for the full amount of SaaS for vacation rentals long-lived assets. The carrying value of the SaaS for vacation rentals reporting unit, after adjustment for the long-lived asset impairment, exceeded the fair value of the reporting unit by $3.1 million, resulting in an additional non-cash pre-tax impairment charge on the SaaS for vacation rentals reporting unit's goodwill in this amount.
The SaaS for vacation rentals reporting unit was subsequently sold in 2019, and as a result of costs incurred in completing the disposition and the derecognition of net assets of the reporting unit, including the remaining goodwill of the SaaS for vacation rentals reporting unit, the Company recorded a loss on sale of $4.7 million. The results of the SaaS for vacation rentals reporting unit prior to the disposition are included in the Corporate & Other segment in Note 20.
For the years ended December 31, 2021 and 2020, goodwill is entirely attributable to the Hotel Franchising reporting unit. The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising reportable segment in Note 20. There were no changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020.
Long-lived asset group impairments
Commercial office building
On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. Prior to initial lease term expiration of the building's single tenant, the tenant provided notice that lease renewal options would not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets. During the third quarter of 2020, recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group aligned with management’s present long-term strategy for the building, and management concluded the undiscounted expected cash flows were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods. The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million during the third quarter of 2020.
In 2021, the Company committed to a plan to sell the commercial office building, meeting held for sale classification in the third quarter of 2021. The building was sold in November 2021 for $6.1 million, resulting in a gain of $13 thousand reflected within gain (loss) on sale of business and assets, net on the consolidated statements of income in the fourth quarter of 2021.
The results of the commercial office building are included in the Corporate & Other segment in Note 20.
Real estate parcel
During the third quarter of 2018, the Company purchased the remaining membership interests in a VIE previously accounted for under the equity method of accounting. The VIE held a real estate parcel and the purchase was accounted for as an asset acquisition. The financial results of the 100% owned entity have been consolidated in the Company's financial statements since August 2018. The real estate parcel represents a long-lived asset group with a carrying value prior to recoverability evaluation of $29.5 million in other assets as of December 31, 2020.
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
The results of the real estate parcel are included in the Corporate & Other segment in Note 20.
7. Intangible Assets
The components of the Company's intangible assets are as follows:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights(1)	$190,641	$105,604	$85,037	$190,714	$98,027	$92,687
Franchise Agreement Acquisition Costs(2)	263,718	66,373	197,345	223,536	43,036	180,500
Trademarks & Other(3)	16,152	12,403	3,749	17,810	13,937	3,873
Capitalized SaaS Licenses(4)	14,773	11,529	3,244	11,779	8,128	3,651
Total amortizing intangible assets	485,284	195,909	289,375	443,839	163,128	280,711
Trademarks (non-amortizing)(5)	23,014	—	23,014	23,014	—	23,014
Total intangible assets	$508,298	$195,909	$312,389	$466,853	$163,128	$303,725
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the acquisition of the WoodSpring franchise rights. The franchise rights are being amortized over lives ranging from 12 to 20 years on a straight-line basis.
(2)Represents certain payments to customers as an incentive to enter into new franchise agreements generally amortized as an offset to royalty fees and marketing and reservation system fees over lives ranging from 5 to 30 years on a straight-line basis commencing at hotel opening. Gross and accumulated amortization amounts are written off upon full amortization recognition, including at termination of an associated franchise agreement. Refer to Note 2 for discussion of impairments recognized.
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
Amortization expense for the years ended December 31, 2021, 2020 and 2019 amounted to $25.2 million, $23.6 million, and $19.4 million, respectively.
The estimated annual amortization expense related to the Company’s amortizing intangible assets for each of the next five years is as follows:

(in thousands)
2022	$24,340
2023	$22,631
2024	$21,631
2025	$21,140
2026	$20,341
8. Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $25.2 million and $56.9 million on the consolidated balance sheets at December 31, 2021 and 2020, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties as described in Note 23 of these financial statements.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized losses from investments in VIEs, inclusive of impairments and gains/losses upon sales of ownership interests in or distributions resulting from sales of underlying assets of affiliates, totaling $18.9 million, $15.4 million and $11.3 million, respectively. These amounts are classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 20.
During the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $19.3 million and $7.3 million, respectively, related to certain equity method investments. The Company estimated the fair value of each investment on an individual basis and derived the value from a combination of observable prices from offers received for either the underlying collateral or the ownership interest of the unconsolidated affiliate, comparable market transactions, and DCF techniques to project cash flows for the investment based upon the underlying property. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on these analyses, in each case the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded impairment charges from the carrying value to the estimated fair value for each investment. The Company recognized no impairment charges during the year ended December 31, 2019.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized net gains (losses) upon sales of ownership interests in or distributions resulting from sales of underlying assets of affiliates of $6.9 million, $0.5 million, and $(5.0) million, respectively.

Investment in affiliate ownership interests at December 31, 2021 and 2020 are as follows:

	Ownership Interest
	December 31, 2021	December 31, 2020
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel 30W46th, LLC (2)	—%	25%
CS Hotel West Orange, LLC	50%	50%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC (2)	—%	45%
Choice Hotels Canada, Inc. (1)	50%	50%
Pine Street Long Beach LLC (2)	—%	50%
SY Valley Vineyard Resorts LLC (2)	—%	50%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph LLC	20%	20%
(1) Non-VIE investments
(2) The Company sold its ownership interest in the equity method investment or received distributions resulting from the sale of underlying assets of the affiliate during 2021
The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment in affiliate that is accounted for under the equity method:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues	$35,514	$30,364	$109,896
Operating (loss) income	2,299	(6,494)	12,617
Income (loss) from continuing operations	(5,227)	(18,366)	(1,400)
Net (loss) income	(1,593)	(18,977)	(2,564)

	As of December 31,
(in thousands)	2021	2020
Current assets	$31,209	$21,046
Non-current assets	242,567	364,531
Total assets	$273,776	$385,577

Current liabilities	$30,365	$25,735
Non-current liabilities	81,090	263,459
Total liabilities	$111,455	$289,194

9. Other Assets
Other assets consist of the following at:

	December 31,
(in thousands)	2021	2020
Land and buildings	$20,303	$20,303
Capitalized franchise sales commissions (refer to Note 2)	55,535	54,272
Other assets	14,183	13,821
Total other assets	$90,021	$88,396
Land and buildings represents the Company's purchase of real estate as part of its program to stimulate development of certain brands and is classified as Other assets as the real estate is not presently under active construction. The Company recognized a non-cash pre-tax long-lived asset group impairment charge for a real estate parcel in the amount of $9.2 million during the fourth quarter of 2020. Refer to Note 6.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation and benefits	$54,911	$37,454
Accrued interest	15,140	14,712
Dividends payable(1)	13,435	—
Termination benefits	509	2,837
Income taxes payable	125	7,041
Current operating lease liabilities	11,998	10,603
Other liabilities	8,354	6,273
Total	$104,472	$78,920
(1) In light of uncertainty resulting from the COVID-19 pandemic, in the second quarter of 2020 the Company suspended future, undeclared dividends. In the second quarter of 2021, the Company resumed the declaration of dividends. Refer to Note 16.

11. Deferred Revenue
Deferred revenue consists of the following:

	December 31,
(in thousands)	2021	2020
Initial franchising and relicensing fees	$96,628	$97,340
Loyalty programs	82,742	63,625
System implementation fees	5,865	6,760
Procurement services fees	1,410	2,508
Other	678	2,463
Total deferred revenue	$187,323	$172,696
Current portion	$81,538	$50,290
Long-term portion	$105,785	$122,406
Refer to Note 2 for revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty program.

12. Debt
Debt consists of the following:

	December 31,
(in thousands)	2021	2020
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.5 million and $6.1 million at December 31, 2021 and December 31, 2020, respectively	444,470	443,860
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.8 million and $5.4 million at December 31, 2021 and December 31, 2020, respectively	395,237	394,635
$400 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.0% less deferred issuance costs of $0.2 million and $0.7 million at December 31, 2021 and December 31, 2020, respectively	$216,351	$215,827
$600 million senior unsecured credit facility(1)	—	—
Economic development loans with an effective interest rate of 3.0% at December 31, 2021 and December 31, 2020, respectively	4,416	4,416
Total debt	$1,060,474	$1,058,738
Less current portion	216,351	—
Total long-term debt	$844,123	$1,058,738
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full. As there are no outstanding borrowings at December 31, 2021 and December 31, 2020, deferred issuance costs for the senior unsecured revolving credit facility of $2.3 million and $2.4 million, respectively, are presented in non-current Other assets in the consolidated balance sheets.
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2021 were as follows:

(in thousands)	Senior Notes	Other Notes Payable	Total
2022	216,351	—	216,351
2023	—	4,416	4,416
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	839,707	—	839,707
Total payments	$1,056,058	$4,416	$1,060,474
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
The Restated Credit Agreement provides that the Company may elect to have borrowings bear interest at a rate equal to (i) LIBOR plus a margin ranging from 90 to 150 basis points or (ii) a base rate plus a margin ranging from 0 to 50 basis points, in each case, with the margin determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement, the Company’s total leverage ratio in the event that such total leverage ratio is less than 2.5 to 1.0. On August 11, 2021, we amended the Restated Credit Agreement to provide customary provisions for the replacement of LIBOR with an alternative benchmark rate if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, or if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2021, the Company was in compliance with all financial covenants under the Restated Credit Agreement. In the third quarter of 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full; the facility remains undrawn as of December 31, 2020 and December 31, 2021.
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
The proceeds of the Term Loan were utilized to reduce borrowings on the Company’s senior unsecured revolving credit facility. The Term Loan was subsequently paid off in full in July 2020 utilizing the proceeds of the 2020 Senior Notes described below. In combination with the Tender Offer, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes in the principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70% with an effective rate of 3.86%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th beginning January 15, 2021. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions and other offering expenses, to repay the Term Loan in full and fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for purchase pursuant to the tender offer (discussed below under "Senior Unsecured Notes due 2022").
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
The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.4 million.
Construction Loan
In March 2018, the Company entered into a construction loan agreement for the rehabilitation and development of a former office building into a Cambria Hotel through a consolidating affiliate with a commercial lender, which is secured by the building. The construction was completed and the hotel opened in the third quarter of 2019, resulting in the satisfaction of the completion guaranty. On March 5, 2020, the Company paid off the construction loan in the amount of $33.1 million inclusive of accrued and unpaid interest and recorded a loss on extinguishment of debt of $0.6 million.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2021, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten-year corporate headquarters lease will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of December 31, 2021.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $40.8 million and $36.0 million at December 31, 2021 and 2020, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net increase in compensation expense recorded in SG&A for the years ended December 31, 2021, 2020 and 2019 were $6.1 million, $4.5 million, and $5.3 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $36.1 million and $31.4 million as of December 31, 2021 and 2020, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2021, the Company expects $2.1 million of the assets held in the trust to be distributed during the year ended December 31, 2022 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains, net in the accompanying consolidated statements of income. The Company recorded investment gains during the years ended December 31, 2021, 2020 and 2019 of $5.6 million, $4.2 million, and $4.9 million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2021 and 2020.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Mutual funds(1)	$33,555	$33,555	$—	$—
Money market funds(1)	2,520	—	2,520	—
Total	$36,075	$33,555	$2,520	$—
December 31, 2020
Mutual funds(1)	$28,520	$28,520	$—	$—
Money market funds(1)	2,836	—	2,836	—
Total	$31,356	$28,520	$2,836	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 12 for further information on debt. At December 31, 2021 and December 31, 2020, the carrying amounts and fair values are as follows:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$444,470	$477,675	$443,860	$498,290
2019 Senior Notes	395,237	425,984	394,635	438,104
2012 Senior Notes	216,351	221,702	215,827	232,381
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.
15. Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S.	$355,408	$38,475	$259,943
Outside the U.S.	21,084	14,531	9,986
Income from continuing operations before income taxes	$376,492	$53,006	$269,929
The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current tax expense
Federal	$71,573	$14,345	$31,556
State	15,605	4,303	10,154
Foreign	1,041	2,300	1,619
Deferred tax (benefit) expense
Federal	(2,690)	(12,333)	3,380
State	(1,254)	(1,953)	1,635
Foreign	3,260	(29,043)	(1,293)
Income tax expense (benefit)	$87,535	$(22,381)	$47,051

Net deferred tax assets as of December 31, 2021 were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued compensation	$13,997	$13,251
Deferred revenue	36,666	26,430
Receivable, net	11,776	18,044
Tax credits	14,217	11,671
Operating lease liabilities	6,621	6,359
Partnership interests	4,398	—
Foreign net operating losses	7,478	5,749
Non-U.S. intellectual property	21,402	30,243
Other	5,727	5,420
Total gross deferred tax assets	122,282	117,167
Less: Valuation allowance	(19,734)	(20,099)
Deferred tax assets	$102,548	$97,068
Deferred tax liabilities:
Property, equipment and intangible assets	$(28,276)	$(20,331)
Operating lease ROU assets	(4,350)	(6,359)
Partnership interests	—	(550)
Other	(1,279)	(2,083)
Deferred tax liabilities	(33,905)	(29,323)
Net deferred tax assets	$68,643	$67,745
The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $0.4 million due to a $2.9 million decrease in the foreign valuation allowance, primarily related to the Dutch deferred tax asset, partially offset by a $2.5 million increase in the valuation allowance related to state tax credits.
In 2021, the Company identified $14.2 million of state tax credit carryforwards due to expire between 2030 and 2035. The Company believes that it is more likely than not that these benefits will not be realized. Accordingly, the Company has provided a tax-effected valuation allowance of $14.2 million for these credits. Additionally, the Company has provided a tax-effected valuation allowance of $5.5 million on its foreign deferred tax assets.
As of December 31, 2021, the Company had gross foreign net operating losses ("NOLs") of $26.6 million. The Company believes that it is more likely than not that some of these benefits will not be realized. Accordingly, the Company recorded a gross valuation allowance of $7.0 million on the deferred tax assets related to these foreign net operating losses. We have $26.0 million of foreign NOLs with an indefinite carryforward life.
On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16"), which provides guidance on recognition of current income tax consequences for intercompany asset transfers (other than inventory) at the time of transfer. On January 1, 2020, the Company completed a reorganization of its foreign legal entity structure. In accordance with ASU 2016-16, the Company recorded a tax benefit of $34.6 million and a corresponding deferred tax asset due to the reorganization. In 2020, due to a decrease in our forecasted international income resulting from adverse impacts of the COVID-19 pandemic, the Company recorded a valuation allowance of $5.7 million reflecting a change in the anticipated realizability of this deferred tax asset. In 2021, due to changes in Dutch tax law, the Company reduced the carrying value of the deferred tax asset by $4.2 million and decreased the corresponding valuation allowance by $2.7 million. As of December 31, 2021, the balance of this deferred tax asset is $21.4 million, net of current year amortization, and the balance of the corresponding valuation allowance is $3.0 million.

The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.1%	4.6%	3.5%
Benefits related to foreign operations	(0.2)%	(4.2)%	(0.6)%
Expenses (benefits) related to compensation, net	0.5%	(5.8)%	(1.3)%
Unrecognized tax positions	0.2%	4.7%	2.0%
International Reorganization	1.1%	(65.2)%	—%
Tax credits	(1.8)%	(15.2)%	(9.9)%
Valuation allowance	(0.2)%	17.5%	3.4%
Other	(0.4)%	0.4%	(0.7)%
Effective income tax rates	23.3%	(42.2)%	17.4%
The Company's effective income tax rates from continuing operations were 23.3%, (42.2)% and 17.4% for the years ended December 31, 2021, 2020 and 2019, respectively.
The effective income tax rate for the year ended December 31, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to state income taxes, $1.7 million of additional tax expense related to compensation, and a $1.5 million reduction in the net carrying value of our Dutch deferred tax asset, partially offset by tax credits of $3.7 million. The effective income tax rate for the year ended December 31, 2020 was lower than the U.S. federal income tax rate of 21% due to the impact of our international reorganization under ASU 2016-16 (partially offset by the related valuation allowance), tax credits of $3.0 million, $3.1 million of additional tax benefit related to compensation, and the impact of foreign operations, partially offset by state income taxes, and a change in estimated uncertain tax positions.

As of December 31, 2021, 2020 and 2019, the Company’s gross unrecognized tax benefits totaled $11.1 million, $10.2 million, and $7.7 million, respectively. After considering the deferred income tax accounting impact, it is expected that approximately $8.0 million of the total as of December 31, 2021 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in thousands)	2021	2020	2019
Balance, January 1	$10,193	$7,738	$1,588
Changes for tax positions of prior years	156	1,174	4,633
Increases for tax positions related to the current year	1,618	1,281	2,084
Settlements and lapsing of statutes of limitations	(820)	—	(567)
Balance, December 31	$11,147	$10,193	$7,738
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $9.5 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax return for tax years 2015 and 2016 are currently under examination by the Internal Revenue Service for a tax credit refund claim. The Company's federal income tax return for tax years 2017 and 2018 are also under examination by the Internal Revenue Service. Further, the Company's federal income tax returns for tax years 2019 and 2020 are subject to examination by the Internal Revenue Service.
The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2021 and 2020. The Company had $0.4 million and $0.5 million of accrued interest and penalties on December 31, 2021 and 2020, respectively.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has incurred tax for the year ended December 31, 2021.

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
16. Share-Based Compensation and Capital Stock
Share-Based Compensation
The Company recognizes compensation cost related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued. Compensation expense related to the fair value of share-based awards is recognized over the requisite service period. Over the life of the grant, the estimate of share-based compensation expense for awards with performance and/or service requirements is adjusted so that compensation cost is recognized only for awards that ultimately vest; for the grants with market conditions, the fair value of the award is determined at grant date and expensed over the life of the grant.
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of which 2.1 million shares of the Company's common stock remain available for grant as of December 31, 2021. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.3 million, 0.2 million and 0.1 million options to certain employees of the Company at a fair value of approximately $7.9 million, $2.7 million and $2.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020	2019
Risk-free interest rate	0.94%	0.99%	2.46%
Expected volatility	29.23%	20.88%	21.49%
Expected life of stock option	5.9 years	5.9 years	4.4 years
Dividend yield	0.82%	0.99%	1.06%
Requisite service period	4 years	4 years	4 years
Contractual life	10 years	10 years	7 years
Weighted average fair value of options granted (per option)	$28.00	$17.25	$15.84
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
The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2021 was $66.4 million and $37.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $10.6 million, $8.9 million and $15.8 million, respectively.
The Company received $11.1 million, $10.2 million and $21.4 million in proceeds from the exercise of 0.2 million, 0.2 million and 0.4 million employee stock options during the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$45.59 to $55.00	156,462	1.16	$51.49	156,462	$51.49
$55.01 to $65.00	84,038	2.10	60.86	84,038	60.86
$65.01 to $85.00	239,981	3.75	81.31	142,673	81.35
$85.01 to $91.28	153,692	8.17	91.28	38,419	91.28
$91.29 to $104.87	276,771	9.16	104.87	—	—
	910,944	5.54	$83.14	421,592	$67.09
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	For the Year Ended December 31,
	2021	2020	2019
Restricted shares granted	61,009	158,133	167,731
Weighted average grant date fair value per share	$111.25	$90.18	$81.92
Aggregate grant date fair value (in thousands)	$6,787	$14,260	$13,741
Restricted shares forfeited	19,209	36,860	32,735
Vesting service period of shares granted	9 - 48 months	12 - 48 months	12 - 48 months
Fair value of shares vested (in thousands)	$11,927	$9,000	$10,671
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
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The Company grants three types of PVRSU awards: i) PVRSUs with performance conditions based on internal performance metrics, ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and iii) PVRSUs with both performance and market conditions. The vesting of PVRSU awards is contingent upon the Company achieving internal performance and/or TSR targets over a specified period and the employees' continued employment for a service period. These performance and market conditions affect the number of shares that will ultimately vest.
During the year ended December 31, 2021, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges generally between 0% and 300% of the initial units granted.
The fair value of PVRSUs with only internal performance metrics is measured by the market price of the Company's common stock on the date of award grant. Compensation expense is recognized ratably over the requisite service period based on the Company's estimate of the achievement of the performance conditions. Management monitors current results and forecasts of the relevant internal performance metrics and, as necessary, adjusts the performance-based leveraging of unvested PVRSUs.
The fair value of PVRSUs with market conditions is estimated using a Monte Carlo simulation method as of the date of award grant. Compensation expense is recognized ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest.
The fair value of PVRSUs with both performance and market conditions is estimated using a Monte Carlo simulation as of the date of award grant. Compensation is recognized ratable over the requisite service period based on the Company's estimate of the achievement of the performance conditions, with subsequent adjustments made for performance-based leveraging of unvested PVRSUs, as necessary.

The Company has currently estimated that between 0% and 300% of the various award targets will be achieved. During the year ended December 31, 2020, the Company reduced the leveraging factor for 230,647 unvested PVRSUs granted in the current and prior periods to 0%, based on management's estimate of achievement of performance targets with contemplation to impacts from the COVID-19 pandemic.
The following table is a summary of activity related to PVRSU grants:

	For the Years Ended December 31,
	2021	2020	2019
PVRSUs granted at target	98,544	170,471	83,934
Weighted average grant date fair value per share	$108.75	$134.26	$81.15
Aggregate grant date fair value (in thousands)	$10,716	$22,888	$6,811
PVRSUs forfeited & expired	78,500	33,080	18,379
Requisite service period	9 - 60 months	31 to 36 months	36 to 48 months
During the years ended December 31, 2021, 2020 and 2019, PVRSUs totaling 3,986, 176,471 and 73,242, respectively, vested at a fair value of $0.3 million, $17.5 million, and $5.5 million, respectively. During the year ended December 31, 2021, an additional 920 units were awarded because the Company's performance exceeded the conditions provided in the awards. During the year ended December 31, 2020, an additional 30,116 units were awarded because the Company's performance exceeded the conditions provided in the awards. During the year ended December 31, 2019, an additional 1,583 units were awarded because the Company's performance exceeded the conditions provided in the awards.
As a result of the Company's operating results not achieving certain performance conditions contained in the PVRSU awards, the number of PVRSUs that expired was 72,944 shares for the year ended December 31, 2021, 16,117 shares for the year ended December 31, 2020, and no shares for the year ended December 31, 2019.
A summary of stock-based award activity as of December 31, 2021, 2020 and 2019 and the changes during those years are presented below:

	2021
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	819,610	$70.48		304,439	$84.48	321,752	$109.25
Granted	280,811	104.87		61,009	111.25	98,544	108.75
Performance-based leveraging*	—	—		—	—	74,832	107.51
Exercised/vested	(185,437)	59.61		(109,640)	80.83	(3,986)	81.55
Expired	—	—		—	—	(72,944)	81.55
Forfeited	(4,040)	104.87		(19,209)	90.23	(5,556)	55.76
Outstanding as of December 31, 2021	910,944	$83.14	5.5 years	236,599	$92.60	412,642	$114.70
Options exercisable as of December 31, 2021	421,592	$67.09	2.8 years
* PVRSU units outstanding have been increased by 74,832 units during the year ended December 31, 2021, due to the Company exceeding the targeted performance conditions contained in PVRSU's granted in prior periods.

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
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options	$3,396	$1,975	$2,194
Restricted stock	9,281	8,731	8,043
Performance vested restricted stock units	10,703	(3,466)	6,409
Total share-based compensation expense	$23,380	$7,241	$16,646
Income tax benefit	$5,648	$1,706	$4,010

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2021 are as follows:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$8,050	2.8 years
Restricted stock	13,976	2.1 years
Performance vested restricted stock units	25,973	1.4 years
Total	$47,999
Dividends
During the fourth quarter of 2021, the Company's board of directors announced a 6% increase to the quarterly dividend rate to $0.2375 per share from $0.225 per share, beginning with the dividend payable in the first quarter of 2022.
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
During the year ended December 31, 2021, the Company's quarterly dividend rate was $0.225 per share for the second and third quarter and was $0.2375 per share in the fourth quarter of 2021. Annual dividends declared during the year ended December 31, 2021 were $0.688 per share or $38.2 million. During the year ended December 31, 2020, the Company's quarterly dividend rate was $0.225 per share. Annual dividends declared during the year ended December 31, 2020 were $0.225 per share or $12.5 million. During the year ended December 31, 2019, the Company's quarterly dividend rate was $0.215 per share for the first three quarters and was $0.225 per share in the fourth quarter of 2019. Annual dividends declared during the year ended December 31, 2019 were $0.87 per share or $48.5 million.
The Company may not declare or make any payment if under the Restated Credit agreement there is an existing event of default or if the payment would create an event of default.
In addition, during the years ended December 31, 2021, 2020 and 2019, the Company paid previously declared but unrecorded dividends totaling $8 thousand, $0.4 million, and $0.2 million, respectively, that were contingent upon the vesting of performance vested restricted units.
Share Repurchases and Redemptions
The Company may purchase stock under a stock repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the accompanying consolidated financial statements.
During the year ended December 31, 2019, the Company repurchased 0.6 million shares of its common stock under the repurchase program at a total cost of $44.1 million. During the three months ended March 31, 2020, the Company repurchased 0.5 million shares of common stock under the share repurchase program at a total cost of $43.3 million. In light of uncertainty resulting from the COVID-19 pandemic, the Company subsequently temporarily suspended activity under the share repurchase program and no additional repurchases were made pursuant to the program for the balance of 2020. On May 7, 2021, the Company's board of directors approved resumption of the share repurchase program. During the year ended December 31, 2021, the Company repurchased 57,754 shares of its common stock under the repurchase program at a total cost of $7.3 million. On a cumulative basis through December 31, 2021, the Company repurchased 51.7 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.5 billion.
During 2021, the Company redeemed 54,441 shares of common stock at a total cost of approximately $6.0 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During 2020 and 2019, the Company redeemed 0.1 million and 79,603 shares of common stock at a total cost of $12.2 million and $6.5 million, respectively, from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program initiated in June 1998.
17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
(in thousands)	2021	2020	2019
Foreign currency translation adjustments	$(4,574)	$(4,646)	$(4,550)
Total accumulated other comprehensive loss	$(4,574)	$(4,646)	$(4,550)
The following represents the changes in accumulated other comprehensive loss, net of tax by component for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(in thousands)	Foreign Currency Items	Total	Foreign Currency Items	Total
Beginning Balance	$(4,646)	$(4,646)	$(4,550)	$(4,550)
Other comprehensive gain (loss) before reclassification	72	72	(96)	(96)
Ending Balance	$(4,574)	$(4,574)	$(4,646)	$(4,646)
During the year ended December 31, 2019, $0.8 million and $0.6 million was reclassified from accumulated other comprehensive loss to Interest expense and Loss on extinguishment of debt, respectively, in the Company's consolidated statements of income with reference to a cash flow hedge loss on an interest rate contract. There was no income tax expense or benefit. There were no amounts reclassified during the year ended December 31, 2020 or December 31, 2021, as the debt related to the Interest rate contract was paid off in December 2019.
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

The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income	$288,957	$75,387	$222,878
Income allocated to participating securities	(1,125)	(423)	(1,352)
Net income available to common shareholders	$287,832	$74,964	$221,526
Denominator:
Weighted average common shares outstanding - basic	55,379	55,175	55,358
Basic earnings per share	$5.20	$1.36	$4.00

Numerator:
Net income	$288,957	$75,387	$222,878
Income allocated to participating securities	(1,125)	(423)	(1,346)
Net income available to common shareholders	$287,832	$74,964	$221,532
Denominator:
Weighted average common shares outstanding - basic	55,379	55,175	55,358
Diluted effect of stock options and PVRSUs	504	354	310
Weighted average common shares outstanding - diluted	55,883	55,529	55,668
Diluted earnings per share	$5.15	$1.35	$3.98
The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock Options	—	155	—
PVRSUs	155	231	168
19. Leases
Lessee
The Company has operating leases primarily for office space, buildings, and equipment. Our leases have remaining lease terms of one month to eleven years, some of which may include options to extend leases for up to five years and some which may include options to terminate the leases within one year.
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease cost	$9,499	$9,700
Short-term lease cost	325	280
Sublease income	(134)	—
Total lease cost	$9,690	$9,980

Leases recorded on the consolidated balance sheet consist of the following:

	December 31,
(in thousands)	2021	2020
Assets:
Operating lease right-of-use assets	$34,183	$17,688
Liabilities:
Current operating lease liabilities	$11,998	$10,603
Long-term operating lease liabilities	35,492	12,739
Total lease liabilities	$47,490	$23,342
On October 4, 2021, an office lease with an approximate 10-year term with an unrelated third party commenced. The Company accounted for this lease as an operating lease and established a lease liability and right-of-use asset of approximately $34.6 million and $25.3 million, respectively, during the fourth quarter of 2021.
Other information related to the Company's lease arrangements is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,528	$11,926
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$25,852	$2,364
Weighted-average remaining lease term	7.66 years	2.24 years
Weighted-average discount rate(1)	2.79%	3.55%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.
Maturities of lease liabilities as of December 31, 2021 are as follows:

(in thousands)
2022	$13,119
2023	7,435
2024	3,878
2025	3,855
2026	3,788
Thereafter	20,443
Total minimum lease payments	$52,518
Less imputed interest	5,028
Present value of minimum lease payments	$47,490
In the fourth quarter of 2021, the Company entered into one office lease agreement with an unrelated third-party that we expect to account for as an operating lease. This lease is not reflected in our consolidated balance sheets or in the table above as the lease has not commenced. The lease has an approximate 11-year term and expected to commence in the fourth quarter of 2023.
Related Party
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the years ended December 31, 2021 and 2020, the Company received $0.2 million and $0.2 million, respectively, pursuant to this arrangement.
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
20. Reportable Segments
The Hotel Franchising reportable segment includes the Company's hotel franchising operations consisting of its 14 brands. The 14 brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation system activities to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related investments in affiliates is allocated to the Company's hotel franchising segment.
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
Our President and Chief Executive Officer, who is our CODM, does not use assets by operating segment when assessing performance or making operating segment resource allocation decisions and therefore assets by segment are not disclosed below.
The following tables present the financial information for the Company's segments:

	For the Year Ended December 31, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,026,409	$45,740	$(2,851)	$1,069,298
Operating income (loss)	485,199	(56,266)	—	428,933
Depreciation and amortization	8,050	16,723	—	24,773
Income (loss) before income taxes	468,894	(92,402)	—	376,492

	For the Year Ended December 31, 2020
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$747,329	$28,257	$(1,514)	$774,072
Operating income (loss)	191,301	(69,634)	—	121,667
Depreciation and amortization	8,000	17,831	—	25,831
Income (loss) before income taxes	176,012	(123,006)	—	53,006

	For the Year Ended December 31, 2019
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,085,860	$30,700	$(1,740)	$1,114,820
Operating income (loss)	392,405	(73,867)	—	318,538
Depreciation and amortization	7,995	10,833	—	18,828
Income (loss) before income taxes	382,829	(112,900)	—	269,929

The results of the Company's international operations are included in the Hotel Franchising and Corporate & Other segments. Revenues generated by foreign operations, including royalty, marketing and reservations system fees and other revenues for the years ended December 31, 2021, 2020 and 2019 were $46.8 million, $42.6 million, and $69.5 million, respectively.
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
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise at that time. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. In June 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of five WoodSpring branded hotels. For the years ended December 31, 2021 and 2020, there were zero and one new franchise agreement signed between the Company and Sunburst, respectively. As of December 31, 2021, Sunburst operates four hotels under franchise with the Company.
Total franchise fees, including royalty and marketing and reservation system fees, paid by Sunburst to the Company included in the accompanying consolidated financial statements were $0.4 million, $0.5 million, and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of both December 31, 2021 and 2020, accounts receivable due from Sunburst were $0.1 million.
22. Transactions with Unconsolidated Affiliates
The Company extends loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company has a total principal balance on these loans of $90.7 million as of both December 31, 2021 and December 31, 2020, respectively. These loans mature at various dates and bear interest at fixed and variable rates.
The Company signed a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the years ended December 31, 2021, 2020 and 2019, fees earned and payroll costs reimbursed under this arrangement totaled $1.4 million, $1.3 million and $2.3 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated affiliates listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $20.2 million, $13.9 million, and $25.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded $2.7 million and $2.4 million as a receivable due from these unconsolidated affiliates as of December 31, 2021 and 2020, respectively.
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of December 31, 2021 and

December 31, 2020, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at December 31, 2021:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At December 31, 2021, the Company had commitments to extend an additional $278.6 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $7.5 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. For the year ended December 31, 2021, the Company has committed to provide an aggregate of approximately $9.7 million, upon certain conditions being met. As of December 31, 2021, $2.2 million has been disbursed.
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
24. Acquisitions
2021 Asset Acquisition
In September 2021, the Company reached a settlement with a borrower holding a senior and mezzanine loan classified as collateral-dependent, collateralized by an operating hotel. As a collateral-dependent financial asset, the expected credit losses as of September 30, 2021 were determined based on the fair value of the operating hotel. As of September 30, 2021, the notes receivable, net of allowance for credit losses, balance was $21.1 million.
The key terms of the settlement resulted in a deed in lieu of foreclosure on the operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreement. The property was exchanged in full settlement of the senior and mezzanine loans and recorded at the fair value of $21.1 million as of the acquisition date of October 1, 2021. The fair value was estimated using an income approach valuation method based on discounted cash flows of the collateralized operating hotel utilizing historical operating performance, industry projections for the market, and comparable sales capitalization rates.

In accordance with the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), the purchase represents an asset acquisition based on the concentration of value in the acquired land and building. The $21.1 million was re-characterized from Notes receivable, net of allowance for credit losses, and attributed to each asset class based on a relative fair value allocation to qualifying assets, resulting in $4.8 million to land, $14.2 million to building and improvements, $1.8 million to furniture, fixtures, and equipment, and $0.3 million to net assets assumed (inclusive of cash). The relative fair values for each asset class were estimated using a combination of income and market approach valuations methods.
2019 Asset Acquisition
Prior to July 23, 2019, the Company held a 40% ownership interest of an affiliate that owned five Cambria hotels recorded as an investment in unconsolidated entities. On July 23, 2019, the Company redeemed the remaining 60% ownership interest in four of the hotels for approximately $169.0 million cash paid (inclusive of $0.7 million in capitalized transaction costs), net of cash acquired. The transaction was funded with cash and borrowings under the Company's revolving credit facility.
In accordance with the provisions of ASU 2017-01, the purchase represents an asset acquisition based on the concentration of value in the acquired land and buildings. This assessment was performed on the four hotels as a group of similar identifiable assets based on the similar risk characteristics as operating Cambria Hotels. The $25.0 million previously in investments in unconsolidated entities is included in the total net asset basis of $194.0 million. The total net asset basis was attributed to each asset and asset class based on a relative fair value allocation to qualifying assets, resulting in $21.7 million to land, $148.4 million to building and improvements, $27.0 million to furniture, fixtures, and equipment, $0.8 million to an in-place lease intangible asset, and $3.9 million to net liabilities assumed.
25. Subsequent Events
On February 24, 2022, the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock. The dividend is payable on April 15, 2022 to shareholders of record on April 1, 2022.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Tysons, Virginia
February 24, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.Directors, Executive Officers and Corporate Governance.
The required information on directors is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company's 2022 Annual Meeting of Shareholders. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Information about our Executive Officers."
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
Item 11.Executive Compensation.
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2022 Annual Meeting of Shareholders under the sections titled "Compensation Discussion Analysis," "Compensation and Management Development Committee Report," and "Executive Compensation Tables."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2022 Annual Meeting of Shareholders under the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Board of Directors."
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category at December 31, 2021.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	910,944	$83.14	2,066,779
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2022 Annual Meeting of Shareholders under the section titled "Certain Relationships and Related Transactions."

Item 14.    Principal Accounting Fees and Services.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2022 Annual Meeting of Shareholders under the sections titled "Principal Accounting Fees and Services" and "Audit Committee Report."
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) List of Documents Filed as Part of this Report
1. Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2. Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)(2) is submitted under Item 8 of this report.
Schedule II-Valuation and Qualifying Accounts.
All other schedules are omitted because they are not applicable.

1.Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.03(q)	Second Supplemental Indenture dated June 27, 2012 among Choice Hotels International, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association

4.04(r)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05(cc)	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.06(y)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

10.02A(s)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.02D*	Amendment to Amended and Restated Chairman’s Services Agreement effective as of January 1, 2022

10.03(e)†	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(z)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.06(p)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.06A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.07(n)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.07A(s)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.07B(aa)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.08(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.08A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09(bb)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.10(x)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

10.11(w)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

10.12(l)	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

10.13(k)
First Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

10.14(t)	Extension Confirmation Letter dated as of August 12, 2020 in connection with Senior Unsecured Credit Agreement

10.15(m)
Second Amendment to the Amended and Restated Senior Unsecured Credit Agreement dated August 11, 2021, among Choice Hotels International, Inc., Deutsche Bank AG New York Bank, as Administrative Agent, and the lender’s party thereto

10.16(m)	Extension Confirmation Letter dates as of August 11, 2021 in connection with Senior Unsecured Credit Agreement

13.01*	Valuation and Qualifying Accounts

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(m)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed November 4, 2021.
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

Dated: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART BAINUM, JR	Chairman, Director	February 24, 2022
Stewart Bainum, Jr.

/s/ WILLIAM L. JEWS	Director	February 24, 2022
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2022
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	February 24, 2022
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	February 24, 2022
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 24, 2022
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 24, 2022
John P. Tague

/s/ LIZA LANDSMAN	Director	February 24, 2022
Liza Landsman

/s/ MAUREEN SULLIVAN	Director	February 24, 2022
Maureen Sullivan

/s/ DONNA F. VIEIRA	Director	February 24, 2022
Donna F. Vieira

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Dominic E. Dragisich

/s/ ELIZABETH A. REDMOND	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Elizabeth A. Redmond