Form 10-Q
period 2022-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2022-05-10
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on April 29, 2022 was 55,769,629.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
REVENUES
Royalty fees	$90,739	$66,047
Initial franchise and relicensing fees	8,402	5,427
Procurement services	11,683	11,191
Marketing and reservation system	126,637	91,521
Owned hotels	12,037	4,354
Other	8,229	4,407
Total revenues	257,727	182,947
OPERATING EXPENSES
Selling, general and administrative	30,324	30,267
Depreciation and amortization	6,231	6,362
Marketing and reservation system	113,650	98,173
Owned hotels	8,154	4,147
Total operating expenses	158,359	138,949
Gain on sale of asset	29	—
Operating income	99,397	43,998
OTHER INCOME AND EXPENSES, NET
Interest expense	11,470	11,777
Interest income	(1,280)	(1,281)
Other (gains) losses	1,716	(1,205)
Equity in net (gain) loss of affiliates	(244)	5,997
Total other income and expenses, net	11,662	15,288
Income before income taxes	87,735	28,710
Income tax expense	20,344	6,373
Net income	$67,391	$22,337

Basic earnings per share	$1.21	$0.40
Diluted earnings per share	$1.20	$0.40

Cash dividends declared per share	$0.2375	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Net income	$67,391	$22,337
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(134)	52
Other comprehensive income (loss), net of tax	(134)	52
Comprehensive income	$67,257	$22,389
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$527,209	$511,605
Accounts receivable (net of allowance for credit losses of $27,713 and $34,149, respectively)	175,051	153,147
Income taxes receivable	4,211	12,511
Notes receivable (net of allowance for credit losses of $4,316 and $4,318, respectively)	54,746	54,453
Prepaid expenses and other current assets	26,801	29,945
Total current assets	788,018	761,661
Property and equipment, at cost (net of accumulated depreciation and amortization of $242,375 and $232,492, respectively)	394,950	377,367
Operating lease right-of-use assets	31,869	34,183
Goodwill	159,196	159,196
Intangible assets (net of accumulated amortization of $201,764 and $195,909, respectively)	311,079	312,389
Notes receivable (net of allowance for credit losses of $12,500 and $12,461, respectively)	67,649	66,451
Investments, employee benefit plans, at fair value	34,173	33,946
Investments in affiliates	28,126	27,967
Deferred income taxes	71,795	68,643
Other assets	85,173	90,021
Total assets	$1,972,028	$1,931,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,826	$81,169
Accrued expenses and other current liabilities	81,265	104,472
Deferred revenue	89,724	81,538
Current portion of long-term debt	216,486	216,351
Liability for guest loyalty program	86,212	86,765
Total current liabilities	563,513	570,295
Long-term debt	844,426	844,123
Long-term deferred revenue	108,165	105,785
Deferred compensation and retirement plan obligations	38,893	38,690
Income taxes payable	20,642	20,642
Operating lease liabilities	32,549	35,492
Liability for guest loyalty program	42,350	41,785
Other liabilities	6,845	9,130
Total liabilities	1,657,383	1,665,942
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2022 and December 31, 2021; 55,770,322 and 55,609,226 shares outstanding at March 31, 2022 and December 31, 2021, respectively	951	951
Additional paid-in-capital	265,385	259,317
Accumulated other comprehensive loss	(4,708)	(4,574)
Treasury stock, at cost; 39,295,316 and 39,456,412 shares at March 31, 2022 and December 31, 2021, respectively	(1,276,348)	(1,265,032)
Retained earnings	1,329,365	1,275,220
Total shareholders’ equity	314,645	265,882
Total liabilities and shareholders’ equity	$1,972,028	$1,931,824
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,391	$22,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,231	6,362
Depreciation and amortization – marketing and reservation system	7,154	5,815
Gain on sale of asset	(29)	—
Franchise agreement acquisition cost amortization	3,784	3,044
Stock compensation and other charges	7,555	5,026
Interest and investment loss (income)	1,909	(2,059)
Deferred income taxes	(3,119)	(1,378)
Equity in net loss of affiliates, less distributions received	230	5,997
Franchise agreement acquisition costs, net of reimbursements	(12,435)	(6,770)
Change in working capital and other	(14,747)	(38,254)
Net cash provided by operating activities	63,924	120
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(26,809)	(9,364)
Investment in intangible assets	(1,208)	(885)
Proceeds from sale of asset	8,494	—
Contributions to investments in affiliates	(268)	(968)
Purchases of investments, employee benefit plans	(2,818)	(551)
Proceeds from sales of investments, employee benefit plans	1,853	1,992
Issuance of notes receivable	(1,245)	—
Collections of notes receivable	63	63
Other items, net	(529)	—
Net cash used in investing activities	(22,467)	(9,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(14,802)	(5,046)
Dividends paid	(13,204)	—
Proceeds from exercise of stock options	2,211	2,845
Net cash used in financing activities	(25,795)	(2,201)
Net change in cash and cash equivalents	15,662	(11,794)
Effect of foreign exchange rate changes on cash and cash equivalents	(58)	(24)
Cash and cash equivalents at beginning of period	511,605	234,779
Cash and cash equivalents at end of period	$527,209	$222,961

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$513	$323
Interest, net of capitalized interest	$14,462	$14,349
Non-cash investing and financing activities
Dividends declared but not paid	$13,250	$—
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$4,129	$2,785

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss), net of tax	—	—	—	52	—	—	52
Share-based payment activity(1)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared(1)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645
(1) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. In May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. On February 24, 2022 the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock. During all periods presented, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.

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
Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2022. Interim results are not necessarily indicative of the entire year results.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. The guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU 2022-02 will have on the consolidated financial statements and disclosures.
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
Deferred revenues from initial and relicensing fees and system implementation fees are typically recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.
Significant changes in the contract liabilities balances during the period December 31, 2021 to March 31, 2022 are as follows:

(in thousands)
Balance as of December 31, 2021	$175,425
Increases to the contract liability balance due to cash received	26,756
Revenue recognized in the period	(22,602)
Balance as of March 31, 2022	$179,579
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $179.6 million as of March 31, 2022. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$90,739	$—	$90,739	$66,047	$—	$66,047
Initial franchise and relicensing fees	8,402	—	8,402	5,427	—	5,427
Procurement services	11,131	552	11,683	10,739	452	11,191
Marketing and reservation system	112,259	14,378	126,637	79,052	12,469	91,521
Owned hotels	9,940	1,997	11,937	3,517	722	4,239
Other	8,229	—	8,229	4,407	—	4,407
Total Topic 606 revenues	$240,700	$16,927	257,627	$169,189	$13,643	182,832
Non-Topic 606 revenues			100			115
Total revenues			$257,727			$182,947
Marketing and reservation system and Procurement services point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions.
As presented in Note 11, the Corporate & Other segment amounts represent $14.3 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $0.9 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.

The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Senior	$109,628	$108,370
Subordinated	27,977	27,801
Unsecured	1,606	1,512
Total notes receivable	139,211	137,683
Total allowance for notes receivable credit losses	16,816	16,779
Total notes receivable, net of allowance	$122,395	$120,904
Current portion, net of allowance	$54,746	$54,453
Long-term portion, net of allowance	$67,649	$66,451
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2022	2021	2020	Prior	Total
Senior	$—	$3,453	$—	$106,175	$109,628
Subordinated	—	—	—	27,977	27,977
Unsecured	—	—	—	1,606	1,606
Total notes receivable	$—	$3,453	$—	$135,758	$139,211
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	March 31, 2022	December 31, 2021
Beginning balance	$16,779	$19,484
Provision for credit losses	39	709
Write-offs	(2)	(3,414)
Ending balance	$16,816	$16,779
As of both March 31, 2022 and December 31, 2021, two loans with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by membership interests in the borrowing entities and either the associated land parcels or an operating hotel. The Company used a discounted cash flow ("DCF") technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent. Allowances for credit losses attributable to collateral-dependent loans are $6.3 million as of both March 31, 2022 and December 31, 2021, respectively.
The write-offs for the year ended December 31, 2021 are associated with a loan previously classified as collateral-dependent that was settled in exchange for an operating hotel on October 1, 2021.
In April 2022, the Company reached a settlement with a borrower holding a loan classified as collateral-dependent, collateralized by an operating hotel. The key terms of the settlement resulted in a deed in lieu of foreclosure on the operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreement. The property was exchanged in full settlement of the senior and mezzanine loans and will be recorded at fair value as of the acquisition date of April 14, 2022. The Company will account for the acquisition of the hotel as an asset acquisition in the second quarter of 2022.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $44.1 million at both March 31, 2022 and December 31, 2021, respectively.

The Company has identified loans totaling approximately $7.5 million as of both March 31, 2022 and December 31, 2021, respectively, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.3 million as of both March 31, 2022 and December 31, 2021, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2022
Senior	$—	$15,200	$—	$15,200	$94,428	$109,628
Subordinated	—	—	2,209	2,209	25,768	27,977
Unsecured	—	—	—	—	1,606	1,606
	$—	$15,200	$2,209	$17,409	$121,802	$139,211
As of December 31, 2021
Senior	$—	$—	$—	$—	$108,370	$108,370
Subordinated	—	—	2,209	2,209	25,592	27,801
Unsecured	—	—	—	—	1,512	1,512
	$—	$—	$2,209	$2,209	$135,474	$137,683
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of March 31, 2022. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $121.6 million and $120.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the three months ended March 31, 2021, the Company recorded provisions for credit losses on accounts receivable of $2.6 million in SG&A expenses and $3.9 million in marketing and reservation system expenses. During three months ended March 31, 2022, the Company recorded reversals of provisions for credit losses on accounts receivable of $0.5 million in SG&A expenses and provisions of $0.3 million in marketing and reservation system expenses. During the three months ended March 31, 2021 and 2022, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $0.3 million and $6.3 million, respectively.
4.    Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $24.7 million and $25.2 million on the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. For the three months ended March 31, 2022 and 2021, the Company recognized losses totaling $0.8 million and $6.4 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
The Company recognized no impairment charges related to equity method investments during the three months ended March 31, 2022. During the first quarter of 2021, the Company recognized an other-than-temporary impairment of $4.8 million related to an equity method investment. The Company assessed the estimated fair value of the investment from comparable market transactions of the investment, which was a key judgment in the fair value determination. This nonrecurring fair value measurement was classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on this analysis, the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded an other-than-
temporary impairment from the carrying value to the estimated fair value for the investment. The other-than-temporary impairment is classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 11.
5.    Debt
Debt consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.4 million and $5.5 million at March 31, 2022 and December 31, 2021, respectively	$444,622	$444,470
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.6 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively	395,388	395,237
$400 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.1 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively (2)	216,486	216,351
$600 million senior unsecured revolving credit facility (1)	—	—
Economic development loans with an effective interest rate of 3.00% at March 31, 2022 and December 31, 2021, respectively	4,416	4,416
Total debt	$1,060,912	$1,060,474
Less current portion (2)	216,486	216,351
Long-term debt	$844,426	$844,123
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full and the facility remains undrawn as of March 31, 2022 and December 31, 2021. As there are no outstanding borrowings at March 31, 2022 or December 31, 2021, deferred issuance costs for the senior unsecured revolving credit facility of $2.1 million and $2.3 million, respectively, are presented in non-current Other assets in the consolidated balance sheets.
(2) The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.5 million.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 and 2021 are as follows:

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(134)
Net current period other comprehensive income (loss)	(134)
Balance as of March 31, 2022	$(4,708)

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive income (loss) before reclassification	52
Net current period other comprehensive income (loss)	52
Balance as of March 31, 2021	$(4,594)
The other comprehensive income (loss) before reclassification for both the three months ended March 31, 2022 and 2021 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2022.
As of March 31, 2022 and December 31, 2021, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2022
Mutual funds (1)	$32,478	$32,478	$—	$—
Money market funds (1)	2,840	—	2,840	—
Total	$35,318	$32,478	$2,840	$—
As of December 31, 2021
Mutual funds (1)	$33,555	$33,555	$—	$—
Money market funds (1)	2,520	—	2,520	—
Total	$36,075	$33,555	$2,520	$—
(1) Included in Investments, employee benefit plans, at fair value and Prepaid expenses and other current assets on the consolidated balance sheets.
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt. At March 31, 2022 and December 31, 2021, the carrying amounts and fair values are as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$444,622	$437,724	$444,470	$477,675
2019 Senior Notes	395,388	398,056	395,237	425,984
2012 Senior Notes	216,486	218,143	216,351	221,702
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 23.2% and 22.2% for the three months ended March 31, 2022 and 2021, respectively.
The effective income tax rate for the three months ended March 31, 2022 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended March 31, 2021 was higher than the U.S. federal income tax rate of 21.0% due to the impact of state income taxes and foreign operations, partially offset by excess tax benefits from share-based compensation.

9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity and associated income tax expense are as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock options	$1,052	$616
Restricted stock awards	3,043	2,519
Performance vested restricted stock units	3,354	1,666
Total share-based compensation expense	$7,449	$4,801
Income tax expense	$1,805	$1,157
A summary of share-based award activity as of and changes during the three months ended March 31, 2022 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	910,944	$83.14		236,599	$92.60	412,642	$114.70
Granted	155,774	146.68		241,833	146.68	111,585	181.91
Performance-Based Leveraging (1)	—	—		—	—	12,280	81.55
Exercised/Vested	(41,054)	53.86		(76,229)	87.90	—	—
Expired	—	—		—	—	(78,370)	81.15
Forfeited	—	—		(1,407)	94.19	(194)	114.36
Outstanding at March 31, 2022	1,025,664	$93.96	6.2 years	400,796	$126.12	457,943	$135.65
Options exercisable at March 31, 2022	549,980	$76.12	4.0 years
(1) PVRSUs outstanding have been increased by 12,280 units in the three months ended March 31, 2022 due to the Company exceeding the targeted performance conditions contained in PVRSUs.
Stock Options
The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2022 Grants
Risk-free interest rate	1.92%
Expected volatility	29.39%
Expected life of stock option	5.9 years
Dividend yield	0.65%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$43.25
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the three months ended March 31, 2022 range from 9 to 60 months.
Performance Vested Restricted Stock Units
The Company grants three types of PVRSU awards: i) PVRSUs with performance conditions based on internal performance conditions, including earnings per share ("EPS") relative to Company established targets, ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and iii) PVRSUs with both performance and market conditions. The vesting of PVRSU awards is contingent upon the Company achieving internal performance and/ or TSR targets over a specified period and the employees' continued employment for a service period. These performance and market conditions affect the number of shares that will ultimately vest.
During the three months ended March 31, 2022, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.
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
Share Repurchases and Redemptions
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, the Company suspended activity under the Company's share repurchase program. In May 2021, the Company's board of directors approved resumption of the share repurchase program. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
During the three months ended March 31, 2022 there were 68,486 purchases of common stock under the share repurchase program at a total cost of $9.9 million. During the three months ended March 31, 2021 there were no purchases of common stock under the share repurchase program. During the three months ended March 31, 2022 and 2021, the Company redeemed 32,426 and 46,499 shares of common stock at a total cost of $4.9 million and $5.1 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
10.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic EPS using the two-class method. As the shares of restricted stock are both potential shares of common stock and participating securities, the Company calculates diluted earnings per share by the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for net income available to common shareholders excludes the distribution of dividends and undistributed earnings attributable to participating securities from the numerator. The diluted earnings weighted average shares of common stock outstanding includes stock options, PVRSUs and RSUs.

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net income	$67,391	$22,337
Income allocated to participating securities	(324)	(110)
Net income available to common shareholders	$67,067	$22,227
Denominator:
Weighted average shares of common stock outstanding – basic	55,412	55,263
Basic earnings per share	$1.21	$0.40

Numerator:
Net income	$67,391	$22,337
Income allocated to participating securities	(324)	(110)
Net income available to common shareholders	$67,067	$22,227
Denominator:
Weighted average shares of common stock outstanding – basic	55,412	55,263
Dilutive effect of stock options and PVRSUs	642	398
Weighted average shares of common stock outstanding – diluted	56,054	55,661
Diluted earnings per share	$1.20	$0.40
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stock options	156	—
PVRSUs	76	83
11.    Reportable Segment Information
The Hotel Franchising reportable segment includes the Company's hotel franchising operations consisting of its fourteen brands. The fourteen brands are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise and relicensing fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation system activities to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related investment in affiliates is allocated to the Company's hotel franchising segment.
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

Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing performance or making operating segment resource allocations decisions and therefore assets by segment are not disclosed below.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$244,371	$14,260	$(904)	$257,727	$177,218	$6,040	$(311)	$182,947
Operating income (loss)	$107,320	$(7,923)	$—	$99,397	$58,153	$(14,155)	$—	$43,998
Income (loss) before income taxes	$107,564	$(19,829)	$—	$87,735	$51,911	$(23,201)	$—	$28,710
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2022 and December 31, 2021, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at March 31, 2022:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At March 31, 2022, the Company had commitments to extend an additional $277.0 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $7.8 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. At March 31, 2022, the Company has remaining commitments of approximately $6.2 million, upon certain conditions being met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the three months ended March 31, 2022 and 2021, fees earned and payroll costs reimbursed under this arrangement totaled $0.4 million and $0.2 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated affiliates discussed in Note 4. Pursuant to these franchise agreements, the Company recorded royalty and marketing reservation system fees of approximately $4.2 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded $3.0 million and $2.7 million as a receivable due from these affiliates as of March 31, 2022 and December 31, 2021, respectively.
14.     Subsequent Events
The Company committed to a plan to market two owned hotel assets for sale and executed purchase and sale agreements in April and May 2022. As a result, each owned hotel is deemed to meet held for sale classification as of May 2022. Management expects to sell the assets in 2022 and recognize a gain on sale upon consummation of each transaction.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Since its onset, the COVID-19 pandemic has led governments and other authorities and businesses around the world at multiple times to impose or recommend measures intended to control its spread. As a result, the COVID-19 pandemic and its consequences have reduced travel and demand for hotel rooms, which has adversely impacted, both financially and operationally and at varying degrees throughout the pandemic, the hospitality industry generally and the Company. The development and distribution of effective vaccines and other containment efforts have been significant positive developments that we believe have contributed to improved operating metrics since the second quarter of 2021. However, the extent to which the COVID-19 pandemic will impact the hospitality industry generally and our operations remains uncertain and will depend in part on future developments, including the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for adverse changes in consumer sentiment with respect to travel during the pandemic.
Since the time the impacts of COVID-19 on the Company's business were first experienced in March 2020, trends have improved steadily, with the first quarter 2022 domestic RevPAR experiencing an increase of approximately 35.9% and 10.4% relative to first quarter 2021 and first quarter 2019, respectively. As of both March 31, 2022 and March 31, 2021, less than 1% of Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election.
As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery and foreseeable future for the industry. We believe these points are illustrated by the Company's RevPAR results for full year 2021 and first quarter 2022, which reflect growth relative to the comparable 2019 periods.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of March 31, 2022, the Company had approximately $1.1 billion in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, refer to Risk Factors in Part II, and Part I, Item 1A of the 2021 Form 10-K.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 6,996 hotels open comprising 577,714 rooms and 903 hotels under construction, awaiting conversion or approved for development comprising 81,526 rooms as of March 31, 2022, located in 50 states, the District of Columbia and nearly 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
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
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests hotels, six owned hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. To varying degrees, all of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our first quarter 2022 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
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
The Company has taken and is continuing to take measures to combat the impact of the COVID-19 pandemic on our business and on our franchisees. We believe these measures support and complement our strategic priorities to create value for our shareholders over the long-term. These key long-term goals are as follows:
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
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022 the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid on April 15, 2022.
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
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets; and to explore growth opportunities in business areas that are adjacent or complementary to our core hotel franchising business, which leverage our core competencies and are additive to our franchising business model. The timing and amount of these investments are subject to market and other conditions.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods most significantly impacted by the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the three months ended March 31, 2022, marketing and reservation system revenues exceeded expenses by $13.0 million. During the three months ended March 31, 2021, marketing and reservation system expenses exceeded revenues by $6.7 million.
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
We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business. Refer to MD&A heading Liquidity and Capital Resources for additional analysis.
Inflation: We believe that moderate increases in the rate of inflation will generally result in comparable or greater increases in hotel room rates. We are monitoring future inflation trends and any resulting impacts on our business.

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
Revenues excluding marketing and reservation system activities: The Company utilizes revenues excluding marketing and reservation system activities rather than total revenues when analyzing the performance of the business. Marketing and reservation activities are excluded since the Company is contractually required by its franchise agreements to utilize the fees collected specifically for system-wide marketing and reservation activities. This non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues excluding marketing and reservation system activities

	Three Months Ended March 31,
(in thousands)	2022	2021
Total revenues	$257,727	$182,947
Adjustments:
Marketing and reservation system revenues	(126,637)	(91,521)
Revenues excluding marketing and reservation system activities	$131,090	$91,426

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2022 and 2021
Summarized financial results for the three months ended March 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
REVENUES
Royalty fees	$90,739	$66,047
Initial franchise and relicensing fees	8,402	5,427
Procurement services	11,683	11,191
Marketing and reservation system	126,637	91,521
Owned hotels	12,037	4,354
Other	8,229	4,407
Total revenues	257,727	182,947
OPERATING EXPENSES
Selling, general and administrative	30,324	30,267
Depreciation and amortization	6,231	6,362
Marketing and reservation system	113,650	98,173
Owned hotels	8,154	4,147
Total operating expenses	158,359	138,949
Gain on sale of asset	29	—
Operating income	99,397	43,998
OTHER INCOME AND EXPENSES, NET
Interest expense	11,470	11,777
Interest income	(1,280)	(1,281)
Other (gains) losses	1,716	(1,205)
Equity in net (gain) loss of affiliates	(244)	5,997
Total other income and expenses, net	11,662	15,288
Income before income taxes	87,735	28,710
Income tax expense	20,344	6,373
Net income	$67,391	$22,337
Results of Operations
The Company recorded income before income taxes of $87.7 million for the three-month period ended March 31, 2022, a $59.0 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $55.4 million increase in operating income and a $6.2 million increase in equity in net (gain) loss of affiliates, partially offset by a $2.9 million decrease in other (gains) losses for the three-month period ended March 31, 2021.
Operating income increased $55.4 million primarily due to a $24.7 million increase in royalty revenues, a $19.6 million increase in the net surplus generated from marketing and reservation system activities, a $3.8 million increase in other revenues, a $3.7 million increase in owned hotels revenues in excess of expense, and a $3.0 million increase in initial franchise and relicensing fees.
The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the three months ended March 31, 2022 increased $24.0 million to $87.0 million from $63.0 million for the three months ended March 31, 2021, an increase of 38.0%. The increase in domestic royalties reflects a 35.9% increase in domestic RevPAR. System-wide RevPAR increased due to a 21.2% increase in average daily rates and a 570 basis point increase in occupancy. The increase in domestic royalties is also due to a 3 basis point increase in the effective royalty rate from 5.02% for the three months ended March 31, 2021 to 5.05% for the three months ended March 31, 2022, partially offset by a 2.8% decrease in the number of domestic franchised hotel rooms in the comparative period.

A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2022			March 31, 2021
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$98.88	55.6%	$55.00	$80.50	48.9%	$39.34	22.8%	670	bps	39.8%
Sleep	87.04	54.8%	47.67	72.72	47.6%	34.65	19.7%	720	bps	37.6%
Quality	82.75	47.7%	39.47	69.90	42.2%	29.51	18.4%	550	bps	33.8%
Clarion	85.56	38.3%	32.76	69.39	33.0%	22.91	23.3%	530	bps	43.0%
Econo Lodge	65.17	44.8%	29.17	58.26	41.4%	24.09	11.9%	340	bps	21.1%
Rodeway	67.66	47.1%	31.88	58.85	43.7%	25.69	15.0%	340	bps	24.1%
WoodSpring	56.23	77.0%	43.29	47.31	74.3%	35.13	18.9%	270	bps	23.2%
MainStay	80.50	57.7%	46.46	70.48	51.4%	36.21	14.2%	630	bps	28.3%
Suburban	60.99	67.7%	41.32	50.34	65.4%	32.94	21.2%	230	bps	25.4%
Cambria Hotels	142.76	55.2%	78.77	100.76	42.4%	42.73	41.7%	1,280	bps	84.3%
Ascend Hotel Collection	131.71	49.1%	64.66	110.30	42.5%	46.88	19.4%	660	bps	37.9%
Total	$84.31	52.8%	$44.50	$69.54	47.1%	$32.74	21.2%	570	bps	35.9%
A summary of domestic hotels and rooms in our franchise system at March 31, 2022 and 2021 by brand is as follows:

	March 31, 2022		March 31, 2021		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,662	130,983	1,648	129,785	14	1,198	0.8%	0.9%
Sleep	416	29,332	409	28,831	7	501	1.7%	1.7%
Quality	1,641	122,576	1,691	128,093	(50)	(5,517)	(3.0)%	(4.3)%
Clarion	188	21,464	183	21,951	5	(487)	2.7%	(2.2)%
Econo Lodge	726	43,534	762	46,258	(36)	(2,724)	(4.7)%	(5.9)%
Rodeway	521	30,062	544	31,212	(23)	(1,150)	(4.2)%	(3.7)%
WoodSpring	306	36,854	296	35,631	10	1,223	3.4%	3.4%
MainStay	102	7,072	92	6,504	10	568	10.9%	8.7%
Suburban	70	6,246	66	6,365	4	(119)	6.1%	(1.9)%
Cambria Hotels	58	7,996	57	8,058	1	(62)	1.8%	(0.8)%
Ascend Hotel Collection	204	21,427	219	27,864	(15)	(6,437)	(6.8)%	(23.1)%
Total Domestic Franchises	5,894	457,546	5,967	470,552	(73)	(13,006)	(1.2)%	(2.8)%
As of both March 31, 2022 and March 31, 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the three months ended March 31, 2022 increased $0.8 million to $3.8 million compared to the three months ended March 31, 2021 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 69 hotels (from 1,171 as of March 31, 2021 to 1,102 as of March 31, 2022) and 13,047 rooms (from 133,215 as of March 31, 2021 to 120,168 as of March 31, 2022). As of March 31, 2022 and March 31, 2021, approximately 1% and 4%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
As a result of the acquisition of AMResorts®, the Company’s relationship with AMResorts® was terminated during the fourth quarter of 2021 and 17 domestic and 37 international open AMResorts®-branded hotels exited the Ascend Hotel Collection portfolio.
We expect the uncertainty surrounding the potential duration of the pandemic, including resurgences and new variants, as well as the rate, pace and effectiveness of vaccinations around the world, to continue to have the potential to impact the number of domestic and international hotels that remain open and operating.

Initial Franchise and Relicensing Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the first quarter of 2022, the Company awarded 93 domestic franchise agreements representing 11,377 rooms compared to 89 franchising agreements representing 11,780 rooms for the first quarter of 2021. Domestic franchise agreements awarded for new construction hotels totaled 38 contracts representing 3,717 rooms during the three months ended March 31, 2022, compared to 15 contracts representing 1,282 rooms for the three months ended March 31, 2021. Conversion hotel awarded franchise agreements totaled 55 representing 7,660 rooms for the three months ended March 31, 2022, compared to 74 agreements representing 10,498 rooms for the three months ended March 31, 2021.
The Company awarded 138 domestic relicensing contracts during the three months ended March 31, 2022, compared to 52 executed during the three months ended March 31, 2021. The Company awarded 7 domestic renewal agreements during the three months ended March 31, 2022, compared to 12 awarded during the three months ended March 31, 2021.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $3.0 million from $5.4 million to $8.4 million for the three months ended March 31, 2021 and March 31, 2022, respectively.
At March 31, 2022, the Company had 864 franchised hotels with 77,769 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 943 hotels and 77,292 rooms at March 31, 2021. The number of new construction franchised hotels in the Company's domestic pipeline decreased from 709 at March 31, 2021 to 657 at March 31, 2022. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased from 234 hotels at March 31, 2021 to 207 hotels at March 31, 2022. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 39 franchised hotels with 3,757 rooms under construction, awaiting conversion or approved for development in its international system as of March 31, 2022, compared to 58 hotels and 7,158 rooms at March 31, 2021. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $3.7 million from $0.2 million for the three months ended March 31, 2021 to $3.9 million for the three months ended March 31, 2022. These results reflect improved operating performance at our owned hotels and the addition of an owned hotel during the fourth quarter of 2021.
Other Revenues: Other revenues increased $3.8 million from $4.4 million for the three months ended March 31, 2021 to $8.2 million for the three months ended March 31, 2022 driven by an increase in non-compliance fees and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $30.3 million for the both the three months ended March 31, 2022, and 2021. SG&A expenses experienced a $3.2 million decrease in provision for credit losses in accounts receivable and a $3.1 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments These decreases were offset by approximately equivalent cost increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation, benefits, and travel.
Gain on sale of assets: In the first quarter of 2022, the Company recognized a $29 thousand gain related to excess proceeds received on the sale of a parcel of land meeting held for sale classification during the fourth quarter of 2021.
Other (Gains) Losses: The Company recorded other net losses of $1.7 million for the three months ended March 31, 2022, compared to other net gains of $1.2 million for the three months ended March 31, 2021. The current period losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction losses.

Equity in Net (Gain) Loss of Affiliates: The Company recorded net gains of $0.2 million from its unconsolidated affiliates for the three months ended March 31, 2022, compared to net losses of $6.0 million for the three months ended March 31, 2021. These investments in affiliates relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The activity for the three months ended March 31, 2021 reflects an other-than-temporary impairment of an unconsolidated affiliate resulting in a loss of $4.8 million, and increased losses of operating affiliate hotels as impacted by the COVID-19 pandemic. Refer to Note 4 to our consolidated financial statements for additional information.
Income Tax Expense: The effective income tax rates were 23.2% and 22.2% for the three months ended March 31, 2022 and 2021, respectively.
The effective income tax rate for the three months ended March 31, 2022 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
The effective income tax rate for the three months ended March 31, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and foreign operations, partially offset by excess tax benefits from share-based compensation.
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
The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.5 million.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022 the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid on April 15, 2022.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $473.7 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of March 31, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of March 31, 2022, the Company had commitments to extend an additional $277.0 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company's primary sources of liquidity as of March 31, 2022 consisted of $1.1 billion in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of March 31, 2022, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash, available borrowing capacity, and cash flows from operations will provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business for at least the next 12 months.
Operating Activities
During the three months ended March 31, 2022 and 2021, net cash provided by operating activities totaled $63.9 million and $0.1 million, respectively. Operating cash flows increased $63.8 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.

In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2022 and 2021, the Company's net advances for these purposes totaled $12.4 million and $6.8 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At March 31, 2022, the Company had commitments to extend an additional $277.0 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the three months ended March 31, 2022, marketing and reservation system revenues exceeded expenses by $12.9 million. During the three months ended March 31, 2021, marketing and reservation system expenses exceeded revenues by $6.7 million.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $473.7 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of March 31, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic.
Cash utilized for investing activities totaled $22.5 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash utilized for investing activities for the three months ended March 31, 2022 primarily reflects the following items:
During the three months ended March 31, 2022 and 2021, capital expenditures in property and equipment totaled $26.8 million and $9.4 million, respectively. The increase in capital expenditures primarily reflects increased costs incurred to support the continued growth of the Cambria Hotels brand, including acquisition of a land parcel in the first quarter of 2022 to develop into a Cambria hotel.
During the three months ended March 31, 2022, the Company realized net proceeds of $8.5 million from the sale of one parcel of land.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the three months ended March 31, 2022 and 2021, the Company invested $0.3 million and $1.0 million, respectively, to support these efforts. During the three months ended March 31, 2022 and 2021, the Company received no distributions from these affiliates. To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $7.8 million to support these efforts.
The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of March 31, 2022 and March 31, 2021. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 to our consolidated financial statements for further discussion.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2022, the Company advanced $1.2 million and received repayments totaling $0.1 million for these purposes. For the three months ended March 31, 2021, the Company advanced and received repayments totaling zero and $0.1 million for these purposes, respectively. At March 31, 2022, the Company had commitments to extend an additional $6.2 million for these purposes provided certain conditions are met by its franchisees.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At March 31, 2022, the Company maintained a total leverage ratio of 2.17x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remains undrawn as of December 31, 2021 and March 31, 2022.
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
The Company's 2012 Senior Notes mature on July 1, 2022 with a principal maturity, net of unamortized deferred issuance costs, of $216.5 million.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2022, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten year corporate headquarters lease in 2023 will be forgiven in full. The advances will be included in long-term debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of March 31, 2022.
Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022 the Company board of directors declared a cash dividend of $0.2375 per share of common stock, which was paid on April 15, 2022.
During the three months ended March 31, 2022, the Company paid $13.2 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2022 are estimated to be approximately $53.0 million.
The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
Share Repurchases
In 1998, we instituted a share repurchase program which has generated substantial value for our shareholders.
In April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we suspended activity under our share repurchase program. In May 2021, the Company's board of directors approved resumption of the share repurchase program.
During the three months ended March 31, 2022, the Company repurchased 68,486 shares of its common stock under the share repurchase program at a total cost of $9.9 million. Through March 31, 2022, the Company repurchased 51.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.8 million shares at an average price of $17.73 per share. As of March 31, 2022, the Company had 3.3 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2022, the Company redeemed 32,426 shares of common stock at a total cost of $4.8 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program.
Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. Discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which incorporates description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
New Accounting Standards
Refer to the "Recently Adopted Accounting Standards" section of Note 1 for information related to our evaluation of new accounting standards in 2022.

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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, continuation or resurgence of the COVID-19 pandemic, including with respect to new strains or variants; the rate, pace and effectiveness of vaccination in the broader population; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in the Risk Factors section of this quarterly report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $35.3 million and $36.1 million at March 31, 2022 and December 31, 2021, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2022, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2022:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2022	35,486	$144.95	35,486	3,305,976
February 28, 2022	33,000	145.00	33,000	3,272,976
March 31, 2022	—	—	—	3,272,976
Total	68,486	$144.97	68,486	3,272,976
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through March 31, 2022, the Company has repurchased 51.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.8 million shares at an average price of $17.73 a share.
(2) During the three months ended March 31, 2022, the Company redeemed 32,426 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2022	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 10, 2022	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer