Form 10-Q
period 2022-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2022-08-04
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on July 29, 2022 was 55,779,959.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Royalty fees	$121,449	$106,242	$212,188	$172,289
Initial franchise and relicensing fees	6,222	7,328	14,624	12,755
Procurement services	21,803	12,092	33,486	23,283
Marketing and reservation system	189,382	135,988	316,019	227,509
Owned hotels	17,191	8,993	29,228	13,347
Other	11,927	7,701	20,156	12,108
Total revenues	367,974	278,344	625,701	461,291
OPERATING EXPENSES
Selling, general and administrative	43,888	34,470	74,212	64,737
Depreciation and amortization	5,479	6,232	11,710	12,594
Marketing and reservation system	153,846	113,285	267,496	211,458
Owned hotels	10,692	5,333	18,846	9,480
Total operating expenses	213,905	159,320	372,264	298,269
Gain on sale of business and assets, net	3,280	—	3,309	—
Operating income	157,349	119,024	256,746	163,022
OTHER INCOME AND EXPENSES, NET
Interest expense	11,252	11,691	22,722	23,468
Interest income	(1,628)	(1,234)	(2,908)	(2,515)
Other loss (gain)	5,559	(2,108)	7,275	(3,313)
Equity in net loss (gain) of affiliates	40	(1,179)	(204)	4,818
Total other income and expenses, net	15,223	7,170	26,885	22,458
Income before income taxes	142,126	111,854	229,861	140,564
Income tax expense	35,958	25,972	56,302	32,345
Net income	$106,168	$85,882	$173,559	$108,219

Basic earnings per share	$1.90	$1.54	$3.11	$1.95
Diluted earnings per share	$1.89	$1.53	$3.08	$1.93

Cash dividends declared per share	$0.2375	$0.225	$0.4750	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$106,168	$85,882	$173,559	$108,219
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(103)	71	(237)	123
Other comprehensive income (loss), net of tax	(103)	71	(237)	123
Comprehensive income	$106,065	$85,953	$173,322	$108,342
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$607,185	$511,605
Accounts receivable (net of allowance for credit losses of $21,822 and $34,149, respectively)	203,890	153,147
Income taxes receivable	3,123	12,511
Notes receivable (net of allowance for credit losses of $4,483 and $4,318, respectively)	53,760	54,453
Prepaid expenses and other current assets	115,651	29,945
Total current assets	983,609	761,661
Property and equipment, at cost (net of accumulated depreciation and amortization of $236,191 and $232,492, respectively)	319,161	377,367
Operating lease right-of-use assets	29,669	34,183
Goodwill	159,196	159,196
Intangible assets (net of accumulated amortization of $213,000 and $195,909, respectively)	319,922	312,389
Notes receivable (net of allowance for credit losses of $7,048 and $12,461, respectively)	48,649	66,451
Investments, employee benefit plans, at fair value	29,821	33,946
Investments in affiliates	27,789	27,967
Deferred income taxes	74,049	68,643
Other assets	84,976	90,021
Total assets	$2,076,841	$1,931,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,427	$81,169
Accrued expenses and other current liabilities	100,631	104,472
Deferred revenue	79,767	81,538
Current portion of long-term debt	216,571	216,351
Liability for guest loyalty program	78,955	86,765
Total current liabilities	582,351	570,295
Long-term debt	844,729	844,123
Long-term deferred revenue	107,690	105,785
Deferred compensation and retirement plan obligations	34,468	38,690
Income taxes payable	15,482	20,642
Operating lease liabilities	30,355	35,492
Liability for guest loyalty program	37,684	41,785
Other liabilities	7,357	9,130
Total liabilities	1,660,116	1,665,942
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2022 and December 31, 2021; 55,780,322 and 55,609,226 shares outstanding at June 30, 2022 and December 31, 2021, respectively	951	951
Additional paid-in-capital	274,384	259,317
Accumulated other comprehensive loss	(4,811)	(4,574)
Treasury stock, at cost; 39,285,316 and 39,456,412 shares at June 30, 2022 and December 31, 2021, respectively	(1,276,090)	(1,265,032)
Retained earnings	1,422,291	1,275,220
Total shareholders’ equity	416,725	265,882
Total liabilities and shareholders’ equity	$2,076,841	$1,931,824
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$173,559	$108,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,710	12,594
Depreciation and amortization – marketing and reservation system	14,608	12,076
Gain on sale and disposal of business and assets, net	(3,309)	—
Franchise agreement acquisition cost amortization	7,623	6,294
Stock compensation and other charges	17,770	16,295
Interest and investment loss (income)	7,459	(6,824)
Deferred income taxes	(5,493)	(3,465)
Equity in net loss of affiliates, less distributions received	745	7,398
Franchise agreement acquisition costs, net of reimbursements	(27,016)	(18,078)
Change in working capital and other	(38,307)	(32,102)
Net cash provided by operating activities	159,349	102,407
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(49,866)	(23,393)
Investment in intangible assets	(1,824)	(2,976)
Asset acquisitions, net of cash paid	(856)	—
Proceeds from sale of business and assets	32,893	—
Contributions to investments in affiliates	(669)	(1,136)
Proceeds from sale of equity method investments	—	11,830
Purchases of investments, employee benefit plans	(3,294)	(931)
Proceeds from sales of investments, employee benefit plans	1,854	1,994
Issuance of notes receivable	(1,987)	(17,918)
Collections of notes receivable	63	63
Other items, net	(305)	(486)
Net cash used in investing activities	(23,991)	(32,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(24)	—
Purchase of treasury stock	(15,140)	(5,362)
Dividends paid	(26,453)	—
Proceeds from exercise of stock options	2,359	9,115
Net cash (used in) provided by financing activities	(39,258)	3,753
Net change in cash and cash equivalents	96,100	73,207
Effect of foreign exchange rate changes on cash and cash equivalents	(520)	(11)
Cash and cash equivalents at beginning of period	511,605	234,779
Cash and cash equivalents at end of period	$607,185	$307,975

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$40,144	$17,108
Interest, net of capitalized interest	$21,614	$21,885
Non-cash investing and financing activities
Dividends declared but not paid	$13,249	$12,521
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$5,715	$4,085
Asset acquisition from extinguishment of note receivable	$20,446	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss), net of tax	—	—	—	52	—	—	52
Share-based payment activity(1)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared(1)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235
Net income	—	—	—	—	—	85,882	85,882
Other comprehensive income (loss)	—	—	—	71	—	—	71
Share based payment activity(1)	111,895	—	9,066	—	3,516	1	12,583
Dividends declared ($0.225 per share)(1)	—	—	—	—	—	(12,521)	(12,521)
Treasury purchases	(2,738)	—	—	—	(317)	—	(317)
Balance as of June 30, 2021	55,646,993	$951	$246,604	$(4,523)	$(1,258,295)	$1,120,196	$104,933

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645
Net income	—	—	—	—	—	106,168	106,168
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Share based payment activity(1)	12,422	—	8,999	—	596	—	9,595
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,242)	(13,242)
Treasury purchases	(2,422)	—	—	—	(338)	—	(338)
Balance as of June 30, 2022	55,780,322	$951	$274,384	$(4,811)	$(1,276,090)	$1,422,291	$416,725
(1) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. In May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.

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
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Topic 606, as opposed to at fair value. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted.
The Company has elected to early adopt ASU 2021-08 in the second quarter of 2022. The adoption has no present impact on the Company's consolidated financial statements, but will impact the accounting for contract assets and contract liabilities acquired in future business combinations.
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that ASU 2022-02 will have on the consolidated financial statements and disclosures.
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
Significant changes in the contract liabilities balances during the period December 31, 2021 to June 30, 2022 are as follows:

(in thousands)
Balance as of December 31, 2021	$175,425
Increases to the contract liability balance due to cash received	56,392
Revenue recognized in the period	(57,127)
Balance as of June 30, 2022	$174,690
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $174.7 million as of June 30, 2022. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$121,449	$—	$121,449	$106,242	$—	$106,242
Initial franchise and relicensing fees	6,222	—	6,222	7,328	—	7,328
Procurement services	20,744	1,059	21,803	11,502	590	12,092
Marketing and reservation system	148,126	41,256	189,382	121,944	14,044	135,988
Owned hotels	14,694	2,388	17,082	7,550	1,336	8,886
Other	11,927	—	11,927	7,701	—	7,701
Total Topic 606 revenues	$323,162	$44,703	367,865	$262,267	$15,970	278,237
Non-Topic 606 revenues			109			107
Total revenues			$367,974			$278,344

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty fees	$212,188	$—	$212,188	$172,289	$—	$172,289
Initial franchise and relicensing fees	14,624	—	14,624	12,755	—	12,755
Procurement services	31,876	1,610	33,486	22,241	1,042	23,283
Marketing and reservation system	260,382	55,637	316,019	200,995	26,514	227,509
Owned hotels	24,635	4,385	29,020	11,068	2,058	13,126
Other	20,156	—	20,156	12,108	—	12,108
Total Topic 606 revenues	$563,861	$61,632	625,493	$431,456	$29,614	461,070
Non-Topic 606 revenues			208			221
Total revenues			$625,701			$461,291
Marketing and reservation system and Procurement services point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions.
As presented in Note 11, the Corporate & Other segment amounts represent $19.4 million and $10.9 million for the three months ended June 30, 2022 and 2021, respectively, and $33.7 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty fees and Marketing and reservation system revenues are presented net of intersegment revenues of $1.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.

The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Senior	$91,981	$108,370
Subordinated	20,506	27,801
Unsecured	1,453	1,512
Total notes receivable	113,940	137,683
Total allowance for notes receivable credit losses	11,531	16,779
Total notes receivable, net of allowance	$102,409	$120,904
Current portion, net of allowance	$53,760	$54,453
Long-term portion, net of allowance	$48,649	$66,451
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2022	2021	2020	Prior	Total
Senior	$—	$4,211	$—	$87,770	$91,981
Subordinated	—	—	—	20,506	20,506
Unsecured	—	—	—	1,453	1,453
Total notes receivable	$—	$4,211	$—	$109,729	$113,940
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	June 30, 2022	December 31, 2021
Beginning balance	$16,779	$19,484
Provision for credit losses	230	709
Write-offs	(5,478)	(3,414)
Ending balance	$11,531	$16,779
As of June 30, 2022 and December 31, 2021, one loan and two loans, respectively, with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by membership interests in the borrowing entities and either the associated land parcels or an operating hotel. The Company used a discounted cash flow ("DCF") technique to project cash flows or a market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures the carrying value of each loan to a significant extent. Allowances for credit losses attributable to collateral-dependent loans are $0.9 million and $6.3 million as of June 30, 2022 and December 31, 2021, respectively.
The write-offs for the year ended June 30, 2022 and December 31, 2021 are associated with loans previously classified as collateral-dependent that were settled in exchange for an operating hotel on April 14, 2022 and October 1, 2021, respectively. Refer to Note 15 regarding the second quarter 2022 asset acquisition accounting.
As a result of the COVID-19 pandemic, the Company extended interest deferral terms on certain notes receivable. The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $18.2 million and $44.1 million at June 30, 2022 and December 31, 2021, respectively.
The Company has identified loans totaling approximately $7.5 million as of both June 30, 2022 and December 31, 2021, respectively, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.2 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2022
Senior	$—	$—	$15,200	$15,200	$76,781	$91,981
Subordinated	—	—	2,209	2,209	18,297	20,506
Unsecured	—	—	—	—	1,453	1,453
	$—	$—	$17,409	$17,409	$96,531	$113,940
As of December 31, 2021
Senior	$—	$—	$—	$—	$108,370	$108,370
Subordinated	—	—	2,209	2,209	25,592	27,801
Unsecured	—	—	—	—	1,512	1,512
	$—	$—	$2,209	$2,209	$135,474	$137,683
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of June 30, 2022. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $101.7 million and $120.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During six months ended June 30, 2022, the Company recorded reversals of provisions for credit losses on accounts receivable of $1.1 million in SG&A expenses and $0.3 million in marketing and reservation system expenses. During the six months ended June 30, 2021, the Company recorded reversal of provisions for credit losses on accounts receivable of $0.1 million in SG&A expenses and provisions of $0.2 million in marketing and reservation system expenses. During the six months ended June 30, 2022 and 2021, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $11.2 million and $2.4 million, respectively.
4.    Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $24.1 million and $25.2 million on the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. For the three months ended June 30, 2022 and 2021, the Company recognized losses (gains) totaling $0.9 million and $(0.9) million, respectively, from these investments that represent VIEs. For the six months ended June 30, 2022 and 2021, the Company recognized losses totaling $1.7 million and $5.5 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
The Company recognized no impairment charges related to equity method investments during the six months ended June 30, 2022. During the first quarter of 2021, the Company recognized an other-than-temporary impairment of $4.8 million related to an equity method investment. The Company assessed the estimated fair value of the investment from comparable market transactions of the investment, which was a key judgment in the fair value determination. This nonrecurring fair value measurement was classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on this analysis, the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded an other-than-temporary impairment from the carrying value to the estimated fair value for the investment. The other-than-temporary impairment is classified as equity in net loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 11.
During the second quarter of 2021, the Company sold its ownership interest in three separate equity method investments. The Company recognized a cumulative gain of $2.6 million on the sales of these investments, which is recorded in equity in net loss (gain) of affiliates.
5.    Debt
Debt consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.2 million and $5.5 million at June 30, 2022 and December 31, 2021, respectively	$444,775	$444,470
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.5 million and $4.8 million at June 30, 2022 and December 31, 2021, respectively	395,538	395,237
$216.6 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.2 million at December 31, 2021 (2)	216,571	216,351
$600 million senior unsecured revolving credit facility (1)	—	—
Economic development loans with an effective interest rate of 3.00% at June 30, 2022 and December 31, 2021, respectively	4,416	4,416
Total debt	$1,061,300	$1,060,474
Less current portion (2)	216,571	216,351
Long-term debt	$844,729	$844,123
(1) During the third quarter of 2020, the Company utilized excess cash on hand to pay down its senior unsecured revolving credit facility balance in full and the facility remains undrawn as of June 30, 2022 and December 31, 2021. As there are no outstanding borrowings at June 30, 2022 or December 31, 2021, deferred issuance costs for the senior unsecured revolving credit facility of $2.0 million and $2.3 million, respectively, are presented in non-current Other assets in the consolidated balance sheets.
(2) The 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was re-paid at maturity.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2022 and 2021 are as follows:

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(237)
Net current period other comprehensive income (loss)	(237)
Balance as of June 30, 2022	$(4,811)

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive income (loss) before reclassification	123
Net current period other comprehensive income (loss)	123
Balance as of June 30, 2021	$(4,523)
The other comprehensive income (loss) before reclassification for both the six months ended June 30, 2022 and 2021 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2022
Mutual funds (1)	$27,895	$27,895	$—	$—
Money market funds (1)	3,019	—	3,019	—
Total	$30,914	$27,895	$3,019	$—
As of December 31, 2021
Mutual funds (1)	$33,555	$33,555	$—	$—
Money market funds (1)	2,520	—	2,520	—
Total	$36,075	$33,555	$2,520	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt, including the maturity of the 2012 Senior Notes. At June 30, 2022 and December 31, 2021, the carrying amounts and fair values are as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$444,775	$396,675	$444,470	$477,675
2019 Senior Notes	395,538	355,668	395,237	425,984
2012 Senior Notes	216,571	216,571	216,351	221,702
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 25.3% and 23.2% for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rates were 24.5% and 23.0% for the six months ended June 30, 2022 and 2021, respectively.
The effective income tax rate for the three and six months ended June 30, 2022 and 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.

9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity are as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$1,177	$932	$2,229	$1,548
Restricted stock awards	3,558	2,323	6,601	4,842
Performance vested restricted stock units	4,810	3,144	8,164	4,810
Total share-based compensation expense	$9,545	$6,399	$16,994	$11,200
A summary of share-based award activity as of and changes during the six months ended June 30, 2022 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	910,944	$83.14		236,599	$92.60	412,642	$114.70
Granted	155,774	146.68		255,786	145.64	111,585	181.91
Performance-Based Leveraging (1)	—	—		—	—	21,281	153.75
Exercised/Vested	(43,934)	53.70		(93,354)	87.20	—	—
Expired	(986)	51.49		—	—	(78,370)	81.15
Forfeited	(1,050)	146.68		(6,551)	104.45	(1,460)	133.25
Outstanding at June 30, 2022	1,020,748	$94.07	5.9	392,480	$128.25	465,678	$136.02
Options exercisable at June 30, 2022	546,114	$76.29	3.8
(1) PVRSUs outstanding have been increased by 21,281 units in the six months ended June 30, 2022 due to the Company exceeding the targeted performance conditions contained in PVRSUs.
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
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the six months ended June 30, 2022 range from 9 to 60 months.
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
During the six months ended June 30, 2022, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.
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
During the six months ended June 30, 2022, 68,486 shares of common stock were purchased under the share repurchase program at a total cost of $9.9 million. There were no purchases of stock under the share repurchase program during the three months ended June 30, 2022. During the three and six months ended June 30, 2021, 1,582 shares of common stock were purchased under the share repurchase program at a total cost of $0.2 million. During the three months ended June 30, 2022 and 2021, the Company redeemed 2,422 and 1,156 shares of common stock at a total cost of $0.3 million and $0.1 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During the six months ended June 30, 2022 and 2021, the Company redeemed 34,848 and 47,655 shares of common stock at a total cost of $5.2 million and $5.4 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
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

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$106,168	$85,882	$173,559	$108,219
Income allocated to participating securities	(622)	(324)	(919)	(463)
Net income available to common shareholders	$105,546	$85,558	$172,640	$107,756
Denominator:
Weighted average shares of common stock outstanding – basic	55,446	55,389	55,429	55,326
Basic earnings per share	$1.90	$1.54	$3.11	$1.95

Numerator:
Net income	$106,168	$85,882	$173,559	$108,219
Income allocated to participating securities	(622)	(324)	(919)	(463)
Net income available to common shareholders	$105,546	$85,558	$172,640	$107,756
Denominator:
Weighted average shares of common stock outstanding – basic	55,446	55,389	55,429	55,326
Dilutive effect of stock options and PVRSUs	524	411	583	405
Weighted average shares of common stock outstanding – diluted	55,970	55,800	56,012	55,731
Diluted earnings per share	$1.89	$1.53	$3.08	$1.93
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stock options	155	—	155	—
PVRSUs	76	157	76	157
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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$349,857	$19,411	$(1,294)	$367,974	$268,092	$10,932	$(680)	$278,344
Operating income (loss)	$165,448	$(8,099)	$—	$157,349	$132,600	$(13,576)	$—	$119,024
Income (loss) before income taxes	$165,405	$(23,279)	$—	$142,126	$134,025	$(22,171)	$—	$111,854

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$594,228	$33,671	$(2,198)	$625,701	$445,310	$16,972	$(991)	$461,291
Operating income (loss)	$272,768	$(16,022)	$—	$256,746	$190,753	$(27,731)	$—	$163,022
Income (loss) before income taxes	$272,969	$(43,108)	$—	$229,861	$185,936	$(45,372)	$—	$140,564
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of June 30, 2022 and December 31, 2021, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at June 30, 2022:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At June 30, 2022, the Company had commitments to extend an additional $269.4 million for these purposes provided the conditions of the payment are met by its franchisees.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $7.5 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. At June 30, 2022, the Company has remaining commitments of approximately $5.5 million, upon certain conditions being met.

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
13.     Transactions with Unconsolidated Affiliates
The Company has a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the three months ended June 30, 2022 and 2021, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, fees earned and payroll costs reimbursed under this arrangement totaled $0.9 million and $0.5 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated affiliates discussed in Note 4. Pursuant to these franchise agreements, for the three months ended June 30, 2022 and 2021, the Company recorded royalty and marketing reservation system fees of approximately $6.4 million and $4.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded royalty and marketing reservation system fees of approximately $10.6 million and $7.0 million, respectively. The Company recorded $3.6 million and $2.7 million as a receivable due from these affiliates as of June 30, 2022 and December 31, 2021, respectively.
14.    Assets Held for Sale
Assets held for sale of $91.9 million are recorded within Prepaid expenses and other current assets on the consolidated balance sheets related to an owned Cambria hotel asset. The hotel met held for sale classification as of May 2022. No revision to the carrying value was recorded upon reaching held for sale classification. The building was sold to a third-party franchisee in July 2022, resulting in derecognition from the balance sheet and recognition of a gain on sale of approximately $16.0 million in the third quarter of 2022 in the Corporate & Other segment.
A second owned Cambria hotel asset met held for sale classification in April 2022 and sale consummated to a third-party franchisee in June 2022, resulting in derecognition from the balance sheet and recognition of a gain on sale in the second quarter of 2022 in the Corporate & Other segment.
15.    Acquisitions
In April 2022, the Company reached a settlement with a borrower holding a senior and mezzanine loan classified as collateral-dependent, collateralized by an operating hotel. As a collateral-dependent financial asset, the expected credit losses as of March 31, 2022 were determined based on the fair value of the operating hotel. As of March 31, 2022, the Notes receivable, net of allowance for credit losses, balance was $20.4 million.
The key terms of the settlement resulted in a deed in lieu of foreclosure on the operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreement. The property was exchanged in full settlement of the senior and mezzanine loans and recorded at the fair value of $20.4 million as of the acquisition date of April 14, 2022. The fair value was estimated using an income approach valuation method based on discounted cash flows of the collateralized operating hotel utilizing historical operating performance, industry projections for the market, and comparable sales capitalization rates.
In accordance with the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), the purchase represents an asset acquisition based on the concentration of value in the acquired land and building. The $20.4 million was re-characterized from Notes receivable, net of allowance for credit losses, and attributed to each asset class based on a relative fair value allocation to qualifying assets, resulting in $3.3 million to land, $16.6 million to building and improvements, $1.3 million to furniture, fixtures, and equipment, and $(0.8) million to net liabilities assumed.
16.     Subsequent Events
On June 12, 2022, the Company signed a definitive purchase agreement to acquire 100% of Radisson Hospitality, Inc. (“Radisson Hotels Americas") for a purchase price of approximately $675 million. As of August 4, 2022, the transaction has not closed.
On July 19, 2022, the Company received a termination notice from an ownership group of approximately 111 open and operating WoodSpring properties. The termination notice indicates the group's intent to exit the majority of these 111 properties from the Choice system in September 2022 and acknowledges termination fees due pursuant to the associated franchise agreements. This termination notice will be evaluated in the third quarter of 2022.
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
Recent Developments
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Reduced travel as a result of COVID-19 adversely impacted the hospitality industry generally and the Company, however, the development and distribution of effective vaccines and other containment efforts have been significant positive developments that we believe have contributed to improved operating metrics since the second quarter of 2021. The extent to which the COVID-19 pandemic will impact the hospitality industry generally and our operations remains uncertain and will depend in part on future developments, including the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for adverse changes in consumer sentiment with respect to travel during the pandemic.
Since the time the impacts of COVID-19 on the Company's business were first experienced in March 2020, trends have improved steadily, with the second quarter 2022 domestic RevPAR experiencing an increase of approximately 14.3% and 13.0% relative to second quarter 2021 and second quarter 2019, respectively. As of both June 30, 2022 and June 30, 2021, less than 1% of Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election.
As the industry recovery continues, the Company believes it will continue to benefit from the faster rebound of leisure demand as a result of its higher share of leisure travel mix relative to competitors. The Company's properties are also well distributed in drive-to markets, which the Company believes will lead in the demand recovery and foreseeable future for the industry. We believe these points are illustrated by the Company's RevPAR results for 2021 and 2022, which reflect growth relative to comparable 2019 periods.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of June 30, 2022, the Company had approximately $1.2 billion in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business, inclusive of the Radisson Hotels Americas transaction, described below.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, refer to Risk Factors in Part II, and Part I, Item 1A of the 2021 Form 10-K.
Agreement to acquire Radisson Hotels Americas
On June 12, 2022, the Company signed a definitive purchase agreement to acquire 100% of Radisson Hotels Americas for a purchase price of approximately $675 million. The transaction would add approximately 67,000 rooms to the Company’s portfolio and is expected to close in August 2022.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 6,970 hotels open comprising 574,888 rooms and 908 hotels under construction, awaiting conversion or approved for development comprising 82,629 rooms as of June 30, 2022, located in 50 states, the District of Columbia and nearly 40 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "Choice brands").
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. To varying degrees, all of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our second quarter 2022 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
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
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022 and May 24, 2022, the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock.
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
Results of Operations: Royalty fees, operating income, net income and diluted EPS represent key measurements of our financial performance. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs.
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
Due to the seasonal nature of the Company’s hotel franchising business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods most significantly impacted by the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the six months ended June 30, 2022, marketing and reservation system revenues exceeded expenses by $48.5 million. During the six months ended June 30, 2021, marketing and reservation system revenues exceeded expenses by $16.1 million.
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
We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business, inclusive of the pending Radisson Hotels Americas acquisition. Refer to MD&A heading Liquidity and Capital Resources for additional analysis.
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
Calculation of Revenues excluding marketing and reservation system activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$367,974	$278,344	$625,701	$461,291
Adjustments:
Marketing and reservation system revenues	(189,382)	(135,988)	(316,019)	(227,509)
Revenues excluding marketing and reservation system activities	$178,592	$142,356	$309,682	$233,782

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2022 and 2021
Summarized financial results for the three months ended June 30, 2022 and 2021 are as follows:

(in thousands)	2022	2021
REVENUES
Royalty fees	$121,449	$106,242
Initial franchise and relicensing fees	6,222	7,328
Procurement services	21,803	12,092
Marketing and reservation system	189,382	135,988
Owned hotels	17,191	8,993
Other	11,927	7,701
Total revenues	367,974	278,344
OPERATING EXPENSES
Selling, general and administrative	43,888	34,470
Depreciation and amortization	5,479	6,232
Marketing and reservation system	153,846	113,285
Owned hotels	10,692	5,333
Total operating expenses	213,905	159,320
Gain on sale of business and assets, net	3,280	—
Operating income	157,349	119,024
OTHER INCOME AND EXPENSES, NET
Interest expense	11,252	11,691
Interest income	(1,628)	(1,234)
Other loss (gain)	5,559	(2,108)
Equity in net loss (gain) of affiliates	40	(1,179)
Total other income and expenses, net	15,223	7,170
Income before income taxes	142,126	111,854
Income tax expense	35,958	25,972
Net income	$106,168	$85,882
Results of Operations
The Company recorded income before income taxes of $142.1 million for the three-month period ended June 30, 2022, a $30.2 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $38.3 million increase in operating income partially offset by a $7.7 million decrease in other loss (gain) and $1.2 million decrease in equity in net loss (gain) of affiliates from the three-month period ended June 30, 2021.
Operating income increased $38.3 million primarily due to a $15.2 million increase in royalty revenues, a $12.9 million increase in the net surplus generated from marketing and reservation system activities, a $9.7 million increase in procurement services, a $4.2 million increase in other revenues, a $3.3 million net gain on sale of business and assets recognized during the second quarter of 2022, a $2.8 million increase in owned hotels revenues in excess of expenses, partially offset by a $9.4 million increase in SG&A expenses.
The primary reasons for these fluctuations, including the impact of the COVID-19 pandemic, are described in more detail below.
Royalty Fees
Domestic royalty fees for the three months ended June 30, 2022 increased $13.9 million to $116.7 million from $102.8 million for the three months ended June 30, 2021, an increase of 13.5%. The increase in domestic royalties reflects a 14.3% increase in domestic RevPAR. System-wide RevPAR increased due to a 15.3% increase in average daily rates, partially offset by a 50 basis point decrease in occupancy. The increase in domestic royalties is also due to a 3 basis point increase in the effective royalty rate from 5.01% for the three months ended June 30, 2021 to 5.04% for the three months ended June 30, 2022, partially offset by a 2.9% decrease in the number of domestic franchised hotel rooms in the comparative period.

A summary of the Company's domestic franchised hotels operating information is as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2022			June 30, 2021
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$111.88	65.6%	$73.39	$96.67	65.3%	$63.11	15.7%	30	bps	16.3%
Sleep	98.92	63.9%	63.22	86.47	64.2%	55.54	14.4%	(30)	bps	13.8%
Quality	92.75	57.3%	53.17	82.72	59.0%	48.80	12.1%	(170)	bps	9.0%
Clarion	97.66	48.8%	47.71	85.75	46.2%	39.62	13.9%	260	bps	20.4%
Econo Lodge	73.36	52.8%	38.73	67.47	54.9%	37.04	8.7%	(210)	bps	4.6%
Rodeway	73.46	53.5%	39.29	67.15	55.4%	37.18	9.4%	(190)	bps	5.7%
WoodSpring	58.45	81.9%	47.84	50.49	85.8%	43.31	15.8%	(390)	bps	10.5%
MainStay	89.80	64.7%	58.11	79.01	67.6%	53.38	13.7%	(290)	bps	8.9%
Suburban	62.88	72.8%	45.77	54.03	75.3%	40.67	16.4%	(250)	bps	12.5%
Cambria Hotels	167.44	68.1%	114.03	127.76	58.6%	74.82	31.1%	950	bps	52.4%
Ascend Hotel Collection	155.20	59.4%	92.18	133.07	56.9%	75.68	16.6%	250	bps	21.8%
Total	$95.34	61.8%	$58.89	$82.72	62.3%	$51.54	15.3%	(50)	bps	14.3%
A summary of domestic hotels and rooms in our franchise system at June 30, 2022 and 2021 by brand is as follows:

	June 30, 2022		June 30, 2021		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,662	130,976	1,661	130,762	1	214	0.1%	0.2%
Sleep	418	29,419	411	29,027	7	392	1.7%	1.4%
Quality	1,630	121,149	1,681	126,603	(51)	(5,454)	(3.0)%	(4.3)%
Clarion	188	21,100	180	21,702	8	(602)	4.4%	(2.8)%
Econo Lodge	718	43,161	747	45,096	(29)	(1,935)	(3.9)%	(4.3)%
Rodeway	505	28,783	532	30,683	(27)	(1,900)	(5.1)%	(6.2)%
WoodSpring	312	37,586	298	35,876	14	1,710	4.7%	4.8%
MainStay	107	7,549	93	6,559	14	990	15.1%	15.1%
Suburban	70	6,246	69	6,349	1	(103)	1.4%	(1.6)%
Cambria Hotels	60	8,303	58	8,166	2	137	3.4%	1.7%
Ascend Hotel Collection	200	21,169	225	28,258	(25)	(7,089)	(11.1)%	(25.1)%
Total Domestic Franchises	5,870	455,441	5,955	469,081	(85)	(13,640)	(1.4)%	(2.9)%
As of both June 30, 2022 and June 30, 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for the three months ended June 30, 2022 increased $1.3 million to $4.8 million compared to the three months ended June 30, 2021 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 56 hotels (from 1,156 as of June 30, 2021 to 1,100 as of June 30, 2022) and 12,717 rooms (from 132,164 as of June 30, 2021 to 119,447 as of June 30, 2022). As of June 30, 2022 and June 30, 2021, approximately 1% and 2%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
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
During the second quarter of 2022, the Company awarded 122 domestic franchise agreements representing 10,787 rooms compared to 111 franchising agreements representing 8,888 rooms for the second quarter of 2021. Domestic franchise agreements awarded for new construction hotels totaled 45 contracts representing 5,017 rooms during the three months ended June 30, 2022, compared to 41 contracts representing 4,011 rooms for the three months ended June 30, 2021. Conversion hotel awarded franchise agreements totaled 77 representing 5,770 rooms for the three months ended June 30, 2022, compared to 70 agreements representing 4,877 rooms for the three months ended June 30, 2021.
The Company awarded 110 domestic relicensing contracts during the three months ended June 30, 2022, compared to 128 executed during the three months ended June 30, 2021. The Company awarded 5 domestic renewal agreements during the three months ended June 30, 2022, compared to 8 awarded during the three months ended June 30, 2021.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue decreased $1.1 million from $7.3 million to $6.2 million for the three months ended June 30, 2021 and June 30, 2022, respectively.
At June 30, 2022, the Company had 864 franchised hotels with 77,970 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 884 hotels and 72,312 rooms at June 30, 2021. The number of new construction franchised hotels in the Company's domestic pipeline decreased from 663 at June 30, 2021 to 647 at June 30, 2022. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's domestic pipeline decreased from 221 hotels at June 30, 2021 to 217 hotels at June 30, 2022. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 44 franchised hotels with 4,659 rooms under construction, awaiting conversion or approved for development in its international system as of June 30, 2022, compared to 60 hotels and 8,108 rooms at June 30, 2021. Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various factors. Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic. In addition, as noted above in Note 16 to our consolidated financial statements, in July 2022 the Company received notice from an ownership group of their intent to exit 111 WoodSpring properties from the Choice system in September 2022.
Procurement services: Revenues increased $9.7 million from $12.1 million for three months ended June 30, 2021 to $21.8 million for the three months ended June 30, 2022. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during 2022 at our franchised hotels, and fees generated from the Company's convention, which occurred in 2022 after a two-year hiatus as a result of the COVID-19 pandemic.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $2.8 million from $3.7 million for the three months ended June 30, 2021 to $6.5 million for the three months ended June 30, 2022. These results reflect improved operating performance at our owned hotels and the net addition of one owned hotel during the comparative period.
Other Revenues: Other revenues increased $4.2 million from $7.7 million for the three months ended June 30, 2021 to $11.9 million for the three months ended June 30, 2022 driven by an increase in termination fees collected and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $43.9 million and $34.5 million for the three months ended June 30, 2022, and 2021, respectively. SG&A expenses experienced an increase resulting from increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation, benefits, travel and conventions & meetings. These were partially offset by a $6.8 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments.

Gain on sale of business and assets, net: During the second quarter of 2022, the Company recognized a $3.3 million gain primarily related to the sale of an owned hotel asset, in addition to the sale and conversion of an international direct franchising market to a master franchising market.
Other Loss (Gain): The Company recorded other net losses of $5.6 million for the three months ended June 30, 2022, compared to other net gains of $2.1 million for the three months ended June 30, 2021. The current period losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction losses.
Equity in Net Loss (Gain) of Affiliates: The Company recorded net loss of $40 thousand from its unconsolidated affiliates for the three months ended June 30, 2022, compared to net gain of $1.2 million for the three months ended June 30, 2021. These investments in affiliates relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The activity for the three months ended June 30, 2021 is primarily attributable to the sale of the ownership interest of an affiliate resulting in a gain of $2.6 million in the second quarter of 2021. Refer to Note 4 to our consolidated financial statements for additional information.
Income Tax Expense: The effective income tax rates were 25.3% and 23.2% for the three months ended June 30, 2022 and 2021, respectively.
The effective income tax rate for the three months ended June 30, 2022 and 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
Operations Review
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2022 and 2021
Summarized financial results for the six months ended June 30, 2022 and 2021 are as follows:

(in thousands)	2022	2021
REVENUES
Royalty fees	$212,188	$172,289
Initial franchise and relicensing fees	14,624	12,755
Procurement services	33,486	23,283
Marketing and reservation system	316,019	227,509
Owned hotels	29,228	13,347
Other	20,156	12,108
Total revenues	625,701	461,291
OPERATING EXPENSES
Selling, general and administrative	74,212	64,737
Depreciation and amortization	11,710	12,594
Marketing and reservation system	267,496	211,458
Owned hotels	18,846	9,480
Total operating expenses	372,264	298,269
Gain on sale of business and assets, net	3,309	—
Operating income	256,746	163,022
OTHER INCOME AND EXPENSES, NET
Interest expense	22,722	23,468
Interest income	(2,908)	(2,515)
Other loss (gain)	7,275	(3,313)
Equity in net loss (gain) of affiliates	(204)	4,818
Total other income and expenses, net	26,885	22,458
Income before income taxes	229,861	140,564
Income tax expense	56,302	32,345
Net income	$173,559	$108,219

Results of Operations
The Company recorded income before income taxes of $229.9 million for the six-month period ended June 30, 2022, a $89.3 million increase from the same period of the prior year. The increase in income before income taxes reflects a $93.7 million increase in operating income, a $5.0 million increase in equity in net loss (gain) of affiliates, partially offset by a $10.6 million increase in other loss (gain).
Operating income increased $93.7 million primarily due to a $39.9 million increase in royalty revenues, a $32.5 million increase in the net surplus generated from marketing and reservation system activities, a $10.2 million increase in procurement services revenues, a $8.1 million increase in other revenues, a $6.5 million increase in owned hotels revenues in excess of expenses, and a $3.3 million increase from net gain on sale of business and assets, partially offset by a $9.5 million increase in SG&A expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for the six months ended June 30, 2022 increased $37.8 million to $203.6 million compared to the six months ended June 30, 2021. The increase in royalties reflect a 22.5% increase in RevPAR. System-wide RevPAR increased due to a 17.2% increase in average daily rates and a 250 basis point increase in occupancy. The increase in domestic royalties is also due to a 2.9% decrease in the number of domestic franchised hotel rooms and a 4 basis point increase in the effective royalty rate from 5.01% for the six months ended June 30, 2021 to 5.05% for the six months ended June 30, 2022.
A summary of the Company's domestic franchised hotels operating information is as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2022			June 30, 2021
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$105.96	60.6%	$64.26	$89.83	57.2%	$51.36	18.0%	340	bps	25.1%
Sleep	93.49	59.4%	55.52	80.68	56.0%	45.20	15.9%	340	bps	22.8%
Quality	88.23	52.5%	46.35	77.41	50.7%	39.21	14.0%	180	bps	18.2%
Clarion	92.34	43.6%	40.23	79.03	39.7%	31.37	16.8%	390	bps	28.2%
Econo Lodge	69.59	48.8%	33.94	63.54	48.2%	30.61	9.5%	60	bps	10.9%
Rodeway	70.72	50.3%	35.54	63.53	49.6%	31.49	11.3%	70	bps	12.9%
WoodSpring	57.38	79.4%	45.56	49.03	80.1%	39.26	17.0%	(70)	bps	16.0%
MainStay	85.53	61.3%	52.43	75.34	59.5%	44.83	13.5%	180	bps	17.0%
Suburban	62.43	69.7%	43.52	51.97	70.5%	36.62	20.1%	(80)	bps	18.8%
Cambria Hotels	156.7	61.8%	96.83	116.93	50.8%	59.40	34.0%	1,100	bps	63.0%
Ascend Hotel Collection	144.53	54.3%	78.50	123.91	50.1%	62.04	16.6%	420	bps	26.5%
Total	$90.32	57.3%	$51.73	$77.09	54.8%	$42.23	17.2%	250	bps	22.5%
International royalty fees for the six months ended June 30, 2022 increased $2.1 million to $8.6 million compared to the six months ended June 30, 2021 as a result of increases in RevPAR performance, despite reductions of the international franchise system decreasing by 56 hotels (from 1,156 as of June 30, 2021 to 1,100 as of June 30, 2022) and 12,717 rooms (from 132,164 as of June 30, 2021 to 119,447 as of June 30, 2022). As of June 30, 2022 and June 30, 2021, approximately 1% and 2%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
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

During the six months ended June 30, 2022, the Company awarded 215 domestic franchise agreements representing 22,164 rooms compared to 200 franchise agreements representing 20,668 rooms for the six months ended June 30, 2021. Domestic franchise agreements awarded for new construction hotels totaled 83 representing 8,734 rooms during the six months ended June 30, 2022 compared to 56 franchise agreements representing 5,293 rooms for the six months ended June 30, 2021. Conversion hotel awarded franchise agreements totaled 132 representing 13,430 rooms for the six months ended June 30, 2022 compared to 144 franchise agreements representing 15,375 rooms for the six months ended June 30, 2021.
The Company awarded 248 domestic relicensing contracts during the six months ended June 30, 2022, compared to 180 executed during the six months ended June 30, 2021. The Company awarded 12 domestic renewal agreements during both the six months ended June 30, 2022, compared to 20 executed during six months ended June 30, 2021.
Initial franchise and relicensing fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise and relicensing fee revenue increased $1.8 million from $12.8 million during the six months ended June 30, 2021 to $14.6 million during six months ended June 30, 2022.Given the uncertainty as to the potential duration of the COVID-19 pandemic and its severity, there is additional uncertainty with respect to the opening of new construction hotels, which are reliant on, amongst other things, access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements, all of which may be constrained during the duration of the pandemic.
Procurement Services: Revenues increased $10.2 million from $23.3 million for the six months ended June 30, 2021 to $33.5 million for the six months ended June 30, 2022. These results reflect a increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during the first and second quarters of 2022 at our franchised hotels, and fees generated from the Company's convention, which occurred in 2022 after a two-year hiatus as a result of the COVID-19 pandemic.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $6.5 million from $3.9 million for the six months ended June 30, 2021 to $10.4 million for the six months ended June 30, 2022. These results reflect improved operating performance at our owned hotels and the net addition of one owned hotel during the comparative period.
Other Revenues: Other revenues increased $8.1 million from $12.1 million for the six months ended June 30, 2021 to $20.2 million in the same period of the current year driven by an increase termination fees collected and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $74.2 million for the six months ended June 30, 2022, a increase of $9.5 million from the six months ended June 30, 2021. SG&A expenses experienced an increase resulting from increases for general corporate purposes and lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation, benefits, travel and conventions & meetings. These were partially offset by a $10.0 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments.
Gain on sale of business and assets, net: During the second quarter of 2022, the Company recognized a $3.3 million gain primarily related to the sale of an owned hotel asset, in addition to the sale and conversion of an international direct franchising market to a master franchising market.
Other Loss (Gain): The Company recorded other net losses of $7.3 million for the six months ended June 30, 2022, compared to other net gains of $3.3 million, an decrease of $10.6 million for the six months ended June 30, 2021. The losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction gains.
Equity in Net Loss (Gain) of Affiliates: The Company recorded net gain of $0.2 million from its unconsolidated affiliates for the six months ended June 30, 2022 compared to net losses of $4.8 million for the six months ended June 30, 2021. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sales of ownership interests of and distributions from affiliates resulting in gains of $2.6 million in the second quarter of 2021, partially offset by the impairment of an affiliate resulting in a loss of $4.8 million in the first quarter of 2021.
Income Tax Expense: The effective income tax rates were 24.5% and 23.0% for the six months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the six months ended June 30, 2022 and 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
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
The Company's 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was re-paid at maturity.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022 and May 24, 2022, the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $480.1 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of June 30, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of June 30, 2022, the Company had commitments to extend an additional $269.4 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company's primary sources of liquidity as of June 30, 2022 consisted of $1.2 billion in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of June 30, 2022, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash, available borrowing capacity, and cash flows from operations will provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business for at least the next 12 months, inclusive of the pending Radisson Hotels Americas transaction.
Operating Activities
During the six months ended June 30, 2022 and 2021, net cash provided by operating activities totaled $159.3 million and $102.4 million, respectively. Operating cash flows increased $56.9 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2022 and 2021, the Company's net advances for these purposes totaled $27.0 million and $18.1 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At June 30, 2022, the Company had commitments to extend an additional $269.4 million for these purposes provided the conditions of the payment are met by its franchisees.

The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the six months ended June 30, 2022 and 2021, marketing and reservation system revenues exceeded expenses by $48.5 million and $16.0 million, respectively.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $480.1 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of June 30, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic.
Cash utilized for investing activities totaled $24.0 million and $33.0 million for the six months ended June 30, 2022 and 2021, respectively. The change in cash utilized for investing activities for the six months ended June 30, 2022 primarily reflects the following items:
During the six months ended June 30, 2022 and 2021, capital expenditures in property and equipment totaled $49.9 million and $23.4 million, respectively. The increase in capital expenditures primarily reflects increased costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including acquisition of land parcels in the first and second quarters of 2022 for hotel development.
During the six months ended June 30, 2022, the Company realized net proceeds of $32.9 million from the sale of one Cambria hotel, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market.

The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the six months ended June 30, 2022 and 2021, the Company invested $0.7 million and $1.1 million, respectively, and received no distributions from these affiliates. To the extent existing affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $7.5 million to support these efforts.
The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of June 30, 2022 and June 30, 2021. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 to our consolidated financial statements for further discussion.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2022, the Company advanced $2.0 million and received repayments totaling $0.1 million for these purposes. For the six months ended June 30, 2021, the Company advanced no amounts and received repayments totaling $0.1 million for these purposes, and acquired a senior note with collateral in an underlying operating hotel for $17.9 million. At June 30, 2022, the Company had commitments to extend an additional $5.5 million for these purposes provided certain conditions are met by its franchisees.
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
On July 2, 2019, the Company exercised a one-year extension option on the Restated Credit Agreement, extending the maturity date from August 20, 2023 to August 20, 2024. On August 12, 2020, the Company exercised an additional one-year extension on the Restated Credit Agreement for $525 million of the $600 million total capacity in exchange for a fee of $0.3 million. The extended maturity date is August 20, 2025. On August 11, 2021, the Company executed a one-year extension on the senior unsecured credit facility for $540 million of the $600 million total capacity in exchange for fees of $0.4 million. The extended maturity date is August 20, 2026. On May 18, 2022, the remainder $60 million of the $600 million total capacity was extended to August 20, 2026 in exchange for fees of $24 thousand.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At June 30, 2022, the Company maintained a total leverage ratio of 2.09x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remains undrawn as of December 31, 2021 and June 30, 2022. We expect to draw on the facility for the pending Radisson Hotels Americas transaction.
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
On July 9, 2020, the Company commenced the tender offer (the "Tender Offer") to purchase up to $160.0 million aggregate principal amount of the 2012 Senior Notes subject to increase or decrease. The Tender Offer was subsequently upsized to $180.0 million aggregate principal amount of the 2012 Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal maximum tender amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, including an early tender premium, settlement fees, and accrued interest paid. In combination with the early pay off of the Term Loan, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
The 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was re-paid at maturity.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2022, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten-year corporate headquarters lease will be forgiven in full. The advances will be included in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of June 30, 2022.
Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. On February 24, 2022 and May 24, 2022, the Company's board of directors declared a cash dividend of $0.2375 per share of common stock.
During the six months ended June 30, 2022, the Company paid $26.5 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2022 are estimated to be approximately $53.8 million.
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

During the six months ended June 30, 2022, the Company repurchased 68,486 shares of its common stock under the share repurchase program at a total cost of $9.9 million. Through June 30, 2022, the Company repurchased 51.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.8 million shares at an average price of $17.73 per share. As of June 30, 2022, the Company had 3.3 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2022, the Company redeemed 34,848 shares of common stock at a total cost of $5.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program.
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
New Accounting Standards
Refer to Note 1 for information related to our evaluation of new accounting standards.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, the consummation of the acquisition of Radisson Hotels Americas, including the related incurrence of additional indebtedness; the company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; the continuation or resurgence of the COVID-19 pandemic, including with respect to new strains or variants; the rate, pace and effectiveness of vaccination in the broader population; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in the Risk Factors section of this quarterly report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $30.9 million and $36.1 million at June 30, 2022 and December 31, 2021, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2022, the Company had no variable interest rate debt instruments outstanding or derivative financial instruments.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
Other than as noted below, there have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, all of which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Radisson Hotels Americas Acquisition Risks
If consummated, we may not realize the anticipated benefits from the Radisson Hotels Americas Acquisition, and our integration process may take longer or be more difficult than anticipated.
Prior to and following the anticipated closing, we have and plan to continue to devote management attention and resources to integrating our and Radisson Hotels Americas’ business practices so that we can fully realize the anticipated benefits of the Radisson Hotels Americas Acquisition. Notwithstanding these efforts, the business and assets acquired may require greater resources and investments than originally anticipated. The Radisson Hotels Americas Acquisition could also result in the assumption of unknown or contingent liabilities, and because Radisson Hotels Americas operates in the same sector that we do, the Radisson Hotels Americas Acquisition could also exacerbate a number of risks that currently apply to us.
Additional potential difficulties associated with the pending acquisition that we may encounter include the following:
•the inability to successfully combine our and Radisson Hotels Americas’ businesses in a manner that permits us to realize the anticipated benefits and value of the Radisson Hotels Americas Acquisition in the time frame currently anticipated, or at all;
•the failure to integrate internal systems, programs, and controls;
•the application of different accounting policies, assumptions, or judgments to Radisson Hotel Americas’ operational results that Radisson Hotels Americas applied in the past;
•changes in laws and regulations that may impact our or Radisson Hotels Americas’ business, financial condition, results of operations, and growth prospects;
•loss of sales and other commercial relationships;
•the complexities associated with integrating a line of business with a history and strategy different to our own;
•the failure to retain key employees that may be difficult to replace;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Radisson Hotels Americas Acquisition; and
•performance shortfalls as a result of the diversion of management's attention in completing the Radisson Hotels Americas Acquisition.
Any of these risks, if realized, could adversely affect our future operational results or our ability to maintain relationships with guests, customers, vendors, colleagues, and other commercial relationships. As a result, the anticipated benefits of the Radisson Hotels Americas Acquisition may not be realized at all or may take longer to realize or may cost more than expected.
We expect to incur additional expenses and indebtedness related to the Radisson Hotels Americas Acquisition and expect to incur additional integration expenses.
In connection with the pending closing of the Radisson Hotels Americas Acquisition, we expect to incur additional expenses in integrating aspects of the business, practices, policies, and procedures of Radisson Hotels Americas in connection with the Radisson Hotels Americas Acquisition. While we have assumed that a certain level of integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Also, we expect to incur additional indebtedness on the senior unsecured revolving credit facility to fund the Radisson Hotels Americas Acquisition, which would increase our debt service obligations.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2022:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2022	35,486	$144.95	35,486	3,305,976
February 28, 2022	33,000	145.00	33,000	3,272,976
March 31, 2022	—	—	—	3,272,976
April 30, 2022	—	—	—	3,272,976
May 31, 2022	—	—	—	3,272,976
June 30, 2022	—	—	—	3,272,976
Total	68,486	$144.97	68,486	3,272,976
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through June 30, 2022, the Company has repurchased 51.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.5 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 84.8 million shares at an average price of $17.73 a share.
(2) During the six months ended June 30, 2022, the Company redeemed 34,848 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

10.01(f)
Share Sale and Purchase Agreement, dated as of June 12, 2022 by and among Choice Hotels International, Inc., Radisson Holdings Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SRL

10.02*	Assignment and Acceptance dated May 11, 2022 in connection with Senior Unsecured Credit Agreement

10.03(g)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 24, 2022

10.04(h)†	Letter Agreement between the company and Patrick S. Pacious, dated May 24, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Indicates a management contract or compensatory plan.

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
(f)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on June 13, 2022.
(g)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2022, filed May 27, 2022.
(h)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated May 24, 2022, filed May 27, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 4, 2022	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 4, 2022	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer