Form 10-Q
period 2022-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2022-11-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on October 31, 2022 was 53,299,203.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Royalty, licensing and management fees	$144,020	$127,317	$356,208	$299,606
Initial franchise fees	7,011	6,149	21,635	18,904
Procurement services	14,401	13,010	47,887	36,293
Owned hotels	19,992	11,377	49,220	24,724
Other	31,432	8,645	51,588	20,753
Other revenues from franchised and managed properties	197,410	156,871	513,429	384,380
Total revenues	414,266	323,369	1,039,967	784,660
OPERATING EXPENSES
Selling, general and administrative	70,202	35,110	144,414	99,847
Depreciation and amortization	8,726	5,883	20,436	18,477
Owned hotels	13,158	7,054	32,004	16,534
Other expenses from franchised and managed properties	190,541	116,216	458,037	327,674
Total operating expenses	282,627	164,263	654,891	462,532
Gain on sale of business and assets, net	13,379	—	16,688	—
Operating income	145,018	159,106	401,764	322,128
OTHER INCOME AND EXPENSES, NET
Interest expense	9,362	11,638	32,084	35,106
Interest income	(2,348)	(1,202)	(5,256)	(3,717)
Other loss (gain)	2,303	407	9,578	(2,906)
Equity in net loss (gain) of affiliates	(1,075)	(3,326)	(1,279)	1,492
Total other income and expenses, net	8,242	7,517	35,127	29,975
Income before income taxes	136,776	151,589	366,637	292,153
Income tax expense	33,696	34,934	89,998	67,279
Net income	$103,080	$116,655	$276,639	$224,874

Basic earnings per share	$1.87	$2.10	$4.98	$4.05
Diluted earnings per share	$1.85	$2.08	$4.93	$4.01

Cash dividends declared per share	$0.2375	$0.225	$0.7125	$0.450
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$103,080	$116,655	$276,639	$224,874
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(902)	(57)	(1,139)	66
Other comprehensive income (loss), net of tax	(902)	(57)	(1,139)	66
Comprehensive income	$102,178	$116,598	$275,500	$224,940
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$52,541	$511,605
Accounts receivable (net of allowance for credit losses of $21,595 and $34,149, respectively)	297,628	153,147
Income taxes receivable	508	12,511
Notes receivable (net of allowance for credit losses of $4,291 and $4,318, respectively)	52,381	54,453
Prepaid expenses and other current assets	56,091	29,945
Total current assets	459,149	761,661
Property and equipment, at cost (net of accumulated depreciation and amortization of $248,137 and $232,492, respectively)	417,431	377,367
Operating lease right-of-use assets	70,533	34,183
Goodwill	227,703	159,196
Intangible assets (net of accumulated amortization of $188,689 and $195,909, respectively)	723,617	312,389
Notes receivable (net of allowance for credit losses of $7,122 and $12,461, respectively)	54,492	66,451
Investments, employee benefit plans, at fair value	29,010	33,946
Investments in affiliates	29,694	27,967
Deferred income taxes	90,847	68,643
Other assets	86,507	90,021
Total assets	$2,188,983	$1,931,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129,856	$81,169
Accrued expenses and other current liabilities	125,227	104,472
Deferred revenue	85,863	81,538
Current portion of long-term debt	2,976	216,351
Liability for guest loyalty programs	82,461	86,765
Total current liabilities	426,383	570,295
Long-term debt	1,155,142	844,123
Long-term deferred revenue	134,171	105,785
Deferred compensation and retirement plan obligations	43,053	38,690
Income taxes payable	15,482	20,642
Operating lease liabilities	70,564	35,492
Liability for guest loyalty programs	49,113	41,785
Other liabilities	10,564	9,130
Total liabilities	1,904,472	1,665,942
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2022 and December 31, 2021; 53,773,667 and 55,609,226 shares outstanding at September 30, 2022 and December 31, 2021, respectively	951	951
Additional paid-in-capital	284,092	259,317
Accumulated other comprehensive loss	(5,713)	(4,574)
Treasury stock, at cost; 41,291,971 and 39,456,412 shares at September 30, 2022 and December 31, 2021, respectively	(1,507,423)	(1,265,032)
Retained earnings	1,512,604	1,275,220
Total shareholders’ equity	284,511	265,882
Total liabilities and shareholders’ equity	$2,188,983	$1,931,824
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276,639	$224,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,436	18,477
Depreciation and amortization – marketing, reservation, and system	23,237	18,364
Gain on sale and disposal of business and assets, net	(16,688)	—
Amortization - franchise agreement acquisition cost	11,558	9,734
Stock compensation and other charges	28,621	24,277
Interest and investment loss (income)	9,135	(11,039)
Deferred income taxes	(22,402)	(34,285)
Equity in net loss of affiliates, less distributions received	2,451	8,421
Franchise agreement acquisition costs, net of reimbursements	(32,947)	(28,466)
Change in working capital and other	(34,838)	14,887
Net cash provided by operating activities	265,202	245,244
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(66,084)	(46,098)
Investment in intangible assets	(3,247)	(3,113)
Asset acquisitions, net of cash paid	(856)	—
Proceeds from sale of business and assets	140,554	—
Proceeds from termination of intangibles	5,698	—
Business acquisition, net of cash acquired	(550,431)	—
Contributions to investments in affiliates	(4,264)	(2,150)
Proceeds from sale of equity method investments	—	15,554
Purchases of investments, employee benefit plans	(3,719)	(1,279)
Proceeds from sales of investments, employee benefit plans	1,896	2,487
Issuance of notes receivable	(5,617)	(17,918)
Collections of notes receivable	701	63
Other items, net	1,708	(115)
Net cash used in investing activities	(483,661)	(52,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to extinguish acquired debt	(55,975)	—
Proceeds from acquired derivative	1,943	—
Net borrowings pursuant to revolving credit facilities	315,000	—
Principal payments on 2012 senior notes	(216,571)	—
Debt issuance costs	(24)	(365)
Purchases of treasury stock	(246,530)	(10,039)
Dividends paid	(39,697)	(12,528)
Proceeds from exercise of stock options	2,361	10,817
Net cash used in financing activities	(239,493)	(12,115)
Net change in cash and cash equivalents	(457,952)	180,560
Effect of foreign exchange rate changes on cash and cash equivalents	(1,112)	(223)
Cash and cash equivalents at beginning of period	511,605	234,779
Cash and cash equivalents at end of period	$52,541	$415,116

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$81,479	$58,229
Interest, net of capitalized interest	$36,691	$36,519
Non-cash investing and financing activities
Dividends declared but not paid	$12,776	$12,517
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$5,352	$6,920
Asset acquisition from extinguishment of note receivable	$20,446	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	22,337	22,337
Other comprehensive income (loss), net of tax	—	—	—	52	—	—	52
Share-based payment activity(1)	48,781	—	3,617	—	4,030	(3)	7,644
Dividends declared(1)	—	—	—	—	—	—	—
Treasury purchases	(46,499)	—	—	—	(5,046)	—	(5,046)
Balance as of March 31, 2021	55,537,836	$951	$237,538	$(4,594)	$(1,261,494)	$1,046,834	$19,235
Net income	—	—	—	—	—	85,882	85,882
Other comprehensive income (loss)	—	—	—	71	—	—	71
Share based payment activity(1)	111,895	—	9,066	—	3,516	1	12,583
Dividends declared ($0.225 per share)(1)	—	—	—	—	—	(12,521)	(12,521)
Treasury purchases	(2,738)	—	—	—	(317)	—	(317)
Balance as of June 30, 2021	55,646,993	$951	$246,604	$(4,523)	$(1,258,295)	$1,120,196	$104,933
Net income	—	—	—	—	—	116,655	116,655
Other comprehensive income (loss)	—	—	—	(57)	—	—	(57)
Share based payment activity (1)	23,757	—	6,757	—	1,045	6	7,808
Dividends declared ($0.225 per share) (1)	—	—	—	—	—	(12,517)	(12,517)
Treasury purchases	(40,046)	—	—	—	(4,676)	—	(4,676)
Balance as of September 30, 2021	55,630,704	$951	$253,361	$(4,580)	$(1,261,926)	$1,224,340	$212,146

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645
Net income	—	—	—	—	—	106,168	106,168
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Share based payment activity(1)	12,422	—	8,999	—	596	—	9,595
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,242)	(13,242)
Treasury purchases	(2,422)	—	—	—	(338)	—	(338)
Balance as of June 30, 2022	55,780,322	$951	$274,384	$(4,811)	$(1,276,090)	$1,422,291	$416,725
Net income	—	—	—	—	—	103,080	103,080
Other comprehensive income (loss), net of tax	—	—	—	(902)	—	—	(902)
Share based payment activity(1)	(1,655)	—	9,708	—	55	—	9,763
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(12,767)	(12,767)
Treasury purchases	(2,005,000)	—	—	—	(231,388)	—	(231,388)
Balance as of September 30, 2022	53,773,667	$951	$284,092	$(5,713)	$(1,507,423)	$1,512,604	$284,511
(1) In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, the Company suspended future, undeclared dividends. In May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by the Company's board of directors, and declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and its subsidiaries (together "Choice" or the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Acquisition of Radisson Hotels Americas
On August 11, 2022, the Company completed the acquisition (the "Transaction") of (1) all of the issued and outstanding shares of Radisson Hospitality, Inc. and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas"). With the close of this Transaction, Choice Hotels International has added approximately 67,000 rooms across the United States, Canada, Caribbean and Latin America. The Transaction expands the Company's footprint in international markets and the upper-upscale and upscale full-service segments and enhances guest offerings in the core upper-midscale segment. It also accelerates our asset-light strategy of growth in higher revenue travel segments and locations.
The Company has determined it is the accounting acquirer of Radisson Hotels Americas and has accounted for the Transaction as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date.
Other revenues and expenses from franchised and managed properties
In conjunction with the third quarter acquisition of Radisson Hotels Americas, Inc., which resulted in the Company acquiring certain management contracts, the Company has revised its historical presentation of marketing, reservation and system fees and expenses to include fees and expenses related to the acquired management contracts.
The presentation of Other revenues from franchised and managed properties represents amounts contractually reimbursable by, or amounts billed and collected in advance from, owners of franchised and managed properties, relating to certain costs and expenses paid by us in support of the operations of these properties. Indirect and direct reimbursements are as follows:
•Direct reimbursements include payroll and related costs and certain other operating costs of the managed and franchised properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by Choice, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income or net income.

•Indirect reimbursements include marketing, reservation, system and other expenses associated with our brand programs and shared services, which are paid from royalties and program fees collected by Choice from the managed and franchised properties. Indirect reimbursements are typically billed and collected monthly, based on the underlying hotel's sales or usage (such as gross room revenue or number of reservations processed), and revenue is generally recognized as services are provided. The expenses incurred by Choice to operate the marketing and brand programs and shared services are recognized as incurred and presented as Other expenses from managed and franchised properties in our consolidated statements of income and are expected to equal the revenues earned from indirect reimbursements over time.

Royalty, licensing and management fees

In conjunction with the Transaction, the Company has revised its historical presentation of Royalty fees to Royalty, licensing and management fees to reflect current and future period activity, which includes revenue associated with the acquired management contracts.

Initial franchise fees

The Company has revised its historical presentation of Initial franchise and relicensing fees to Initial franchise fees.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted.
The Company elected to early adopt ASU 2021-08 in the second quarter of 2022. There was no retrospective impact to our consolidated financial statement as a result of the adoption. ASU 2021-08 was applied in the accounting for the acquisition of Radisson Hotels Americas, and accordingly, the Company determined that the carrying value of the contract assets and contract liabilities of Radisson Hotels Americas reflects fair value (see Note 15).
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
2.    Revenue
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when loyalty points are issued, but for which revenue is not yet recognized since the related loyalties points have not been redeemed.
Deferred revenues from initial fees and system implementation fees are typically recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.
Significant changes in the contract liabilities balances during the period December 31, 2021 to September 30, 2022 are as follows:

(in thousands)
Balance as of December 31, 2021	$175,425
Assumption of contract liabilities from Radisson Hotels Americas acquisition	30,031
Increases to the contract liability balance due to cash received	84,356
Revenue recognized in the period	(86,473)
Balance as of September 30, 2022	$203,339
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $203.3 million as of September 30, 2022. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$143,987	$33	$144,020	$127,317	$—	$127,317
Initial franchise fees	7,011	—	7,011	6,149	—	6,149
Procurement services	13,628	773	14,401	12,285	725	13,010
Owned hotels	14,854	5,115	19,969	9,614	1,652	11,266
Other	31,432	—	31,432	8,645	—	8,645
Other revenues from franchised and managed properties	178,349	19,061	197,410	145,216	11,655	156,871
Total Topic 606 revenues	$389,261	$24,982	414,243	$309,226	$14,032	323,258
Non-Topic 606 revenues			23			111
Total revenues			$414,266			$323,369

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$356,175	$33	$356,208	$299,606	$—	$299,606
Initial franchise fees	21,635	—	21,635	18,904	—	18,904
Procurement services	45,503	2,384	47,887	34,526	1,767	36,293
Owned hotels	39,490	9,500	48,990	20,683	3,709	24,392
Other	51,588	—	51,588	20,753	—	20,753
Other revenues from franchised and managed properties	438,734	74,695	513,429	346,211	38,169	384,380
Total Topic 606 revenues	$953,125	$86,612	1,039,737	$740,683	$43,645	784,328
Non-Topic 606 revenues			230			332
Total revenues			$1,039,967			$784,660
Other revenues from franchised and managed properties and Royalty, licensing and management fees point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. Other revenues include contract termination fees of $22.6 million related to the termination of 110 WoodSpring units. The termination fees recognized represent the $67.4 million in consideration less the carrying basis of the related contract intangibles.
As presented in Note 11, the Corporate & Other segment revenue amounts represent $29.7 million and $13.5 million for the three months ended September 30, 2022 and 2021, respectively, and $63.4 million and $30.5 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising segment.
Royalty, licensing and management fees and Other revenues from franchised and managed properties are presented net of intersegment revenues of $1.6 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $3.7 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.

The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Senior	$95,501	$108,370
Subordinated	17,406	27,801
Unsecured	5,379	1,512
Total notes receivable	118,286	137,683
Total allowance for notes receivable credit losses	11,413	16,779
Total notes receivable, net of allowance	$106,873	$120,904
Current portion, net of allowance	$52,381	$54,453
Long-term portion, net of allowance	$54,492	$66,451
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2022	2021	2020	Prior	Total
Senior	$—	$7,838	$—	$87,663	$95,501
Subordinated	—	—	—	17,406	17,406
Unsecured	424	2,109	1,131	1,715	5,379
Total notes receivable	$424	$9,947	$1,131	$106,784	$118,286
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	September 30, 2022	December 31, 2021
Beginning balance	$16,779	$19,484
Provision for credit losses	303	709
Write-offs	(5,669)	(3,414)
Ending balance	$11,413	$16,779
As of September 30, 2022 and December 31, 2021, one and two loans, respectively, with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by membership interests in the borrowing entities and either the associated land parcels or an operating hotel. The Company used a discounted cash flow ("DCF") market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures substantially all of the carrying value of each loan. Allowances for credit losses attributable to collateral-dependent loans are $0.9 million and $6.3 million as of September 30, 2022 and December 31, 2021, respectively.
The write-offs for the year ended September 30, 2022 and December 31, 2021 are primarily associated with loans previously classified as collateral-dependent that were settled in exchange for an operating hotel on April 14, 2022 and October 1, 2021, respectively, as well as one loan that was settled under negotiated terms. Refer to Note 15 regarding the second quarter 2022 asset acquisition accounting.
The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $18.2 million and $44.1 million at September 30, 2022 and December 31, 2021, respectively.
The Company has identified loans totaling approximately $4.8 million and $7.5 million as of September 30, 2022 and December 31, 2021, respectively, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.1 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2022
Senior	$—	$—	$15,188	$15,188	$80,313	$95,501
Subordinated	—	—	2,209	2,209	15,197	17,406
Unsecured	20	40	20	80	5,299	5,379
	$20	$40	$17,417	$17,477	$100,809	$118,286
As of December 31, 2021
Senior	$—	$—	$—	$—	$108,370	$108,370
Subordinated	—	—	2,209	2,209	25,592	27,801
Unsecured	—	—	—	—	1,512	1,512
	$—	$—	$2,209	$2,209	$135,474	$137,683
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of September 30, 2022. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $102.3 million and $120.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). These loans have stated fixed and/or variable interest amounts.
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2022, the Company recorded reversals of provisions for credit losses on accounts receivable of $0.4 million in SG&A expenses and provisions of $0.5 million in marketing and reservation system expenses. During the nine months ended September 30, 2021, the Company recorded reversal of provisions for credit losses on accounts receivable of $2.2 million in SG&A expenses and provisions of $4.2 million in marketing and reservation system expenses. During the nine months ended September 30, 2022 and 2021, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $12.9 million and $5.5 million, respectively. The Company assumed $33.0 million of trade accounts receivable as a result of the Radisson acquisition.
4.    Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $24.4 million and $25.2 million on the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. For the three months ended September 30, 2022 and 2021, the Company recognized losses (gains) totaling $1.1 million and $(2.5) million, respectively, from these investments that represent VIEs. For the nine months ended September 30, 2022 and 2021, the Company recognized losses totaling $2.7 million and $3.0 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
The Company recognized no impairment charges related to equity method investments, nor did we sell an ownership in a joint venture during the nine months ended September 30, 2022.
During the first quarter of 2021, the Company recognized an other-than-temporary impairment of $4.8 million related to an equity method investment. The Company assessed the estimated fair value of the investment from comparable market transactions of the investment, which was a key judgment in the fair value determination. This nonrecurring fair value measurement was classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on this analysis, the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded an other-than-
temporary impairment from the carrying value to the estimated fair value for the investment. The other-than-temporary impairment is classified as equity in net loss (gain) of affiliates in the consolidated statements of income and captured in the Hotel Franchising reportable segment in Note 11.
During the second quarter of 2021, the Company sold its ownership interest in three separate equity method investments. The Company recognized a cumulative gain of $2.6 million on the sales of these investments, which is recorded in equity in net loss (gain) of affiliates.
During the third quarter of 2021, a joint venture for which the Company maintains an ownership interest sold its underlying assets. The Company received a distribution and recognized a gain of $4.3 million, which is recorded in equity in net loss (gain) of affiliates.
5.    Debt
Debt consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $5.1 million and $5.5 million at September 30, 2022 and December 31, 2021, respectively	$444,927	$444,470
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.3 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively	395,688	395,237
$216.6 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.00%, less deferred issuance costs of $0.2 million at December 31, 2021 (1)	—	216,351
$600 million senior unsecured revolving credit facility with an effective interest rate of 3.89% less deferred issuance costs of $1.9 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively	313,087	—
Economic development loans with an effective interest rate of 3.00% at September 30, 2022 and December 31, 2021, respectively	4,416	4,416
Total debt (2)	$1,158,118	$1,060,474
Less current portion (1)	2,976	216,351
Long-term debt	$1,155,142	$844,123
(1) The 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was re-paid at maturity.
(2) As part of the Transaction, we assumed debt that was subsequently paid off. For additional details refer to Note 15.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2022 and 2021 are as follows:

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(1,139)
Net current period other comprehensive income (loss)	(1,139)
Balance as of September 30, 2022	$(5,713)

(in thousands)
Balance as of December 31, 2020	$(4,646)
Other comprehensive income (loss) before reclassification	66
Net current period other comprehensive income (loss)	66
Balance as of September 30, 2021	$(4,580)
The other comprehensive income (loss) before reclassification for both the nine months ended September 30, 2022 and 2021 relate to foreign currency items.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2022
Mutual funds (1)	$26,822	$26,822	$—	$—
Money market funds (1)	3,042	—	3,042	—
Total	$29,864	$26,822	$3,042	$—
As of December 31, 2021
Mutual funds (1)	$33,555	$33,555	$—	$—
Money market funds (1)	2,520	—	2,520	—
Total	$36,075	$33,555	$2,520	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt, including the maturity of the 2012 Senior Notes. At September 30, 2022 and December 31, 2021, the carrying amounts and fair values are as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$444,927	$371,682	$444,470	$477,675
2019 Senior Notes	395,688	336,860	395,237	425,984
2012 Senior Notes	—	—	216,351	221,702
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

8. Income Taxes
The effective income tax rates were 24.6% and 23.1% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rates were 24.5% and 23.0% for the nine months ended September 30, 2022 and 2021, respectively.
The effective income tax rate for the three months ended September 30, 2022 was higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
The effective income tax rate for the three months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
The effective income tax rates for the nine months ended September 30, 2022 and 2021 were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity are as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$1,216	$933	$3,445	$2,482
Restricted stock awards	3,763	2,285	10,364	7,126
Performance vested restricted stock units	4,887	2,950	13,051	7,760
Total share-based compensation expense	$9,866	$6,168	$26,860	$17,368
A summary of share-based award activity as of and changes during the nine months ended September 30, 2022 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	910,944	$83.14		236,599	$92.60	412,642	$114.70
Granted	172,441	143.91		267,206	144.45	111,585	181.91
Performance-Based Leveraging (1)	—	—		—	—	27,775	153.75
Exercised/Vested	(43,934)	53.70		(95,130)	87.23	—	—
Expired	(986)	51.49		—	—	(78,370)	81.15
Forfeited	(3,255)	131.73		(11,433)	106.12	(3,819)	125.04
Outstanding at September 30, 2022	1,035,210	$94.39	5.7	397,242	$128.38	469,813	$136.32
Options exercisable at September 30, 2022	546,114	$76.29	3.5
(1) PVRSUs outstanding have been increased by 27,775 units in the nine months ended September 30, 2022 due to the Company exceeding the targeted performance conditions contained in PVRSUs.

Stock Options
The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2022 Grants
Risk-free interest rate	2.01%
Expected volatility	29.46%
Expected life of stock option	5.9 years
Dividend yield	0.66%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$42.66
Restricted Stock Awards
The Company grants two types of restricted stock awards: i) shares of restricted stock and ii) restricted stock units ("RSU"). Shares of restricted stock provide the participant a non-forfeitable right to dividends, if declared, and the right to vote as a shareholder while the shares are unvested. RSUs provide the participant declared dividends that are contingent upon vesting of the award. Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date. The fair value of restricted stock awards is measured by the market price of the Company's common stock on the date of grant. The service period of restricted stock awards granted during the nine months ended September 30, 2022 range from 9 to 60 months.
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
During the nine months ended September 30, 2022, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges between 0% and 300% of the initial units granted.
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

Share Repurchases and Redemptions
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, the Company suspended activity under the Company's share repurchase program. In May 2021, the Company's board of directors approved resumption of the share repurchase program. On September 14, 2022, the Company’s board of directors approved an increase in the number of the shares authorized under its share repurchase program by five million shares, bringing the total program to approximately 6.7 million shares authorized as of that date. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

During the three months ended September 30, 2022, 2,004,386 shares of common stock were purchased under the share repurchase program at a total cost of $231.3 million. During the nine months ended September 30, 2022, 2,072,872 shares of common stock were purchased under the share repurchase program at a total cost of $241.2 million. During the three and nine months ended September 30, 2021, there were 34,746 and 36,328 purchases of common stock under the share repurchase program at a total cost of $4.0 million and $4.2 million, respectively. During the three months ended September 30, 2022 and 2021, the Company redeemed 614 and 5,300 shares of common stock at a total cost of $0.1 million and $0.7 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During the nine months ended September 30, 2022 and 2021, the Company redeemed 35,462 and 52,955 shares of common stock at a total cost of $5.3 million and $5.8 million, respectively, from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.
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

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$103,080	$116,655	$276,639	$224,874
Income allocated to participating securities	(614)	(420)	(1,526)	(910)
Net income available to common shareholders	$102,466	$116,235	$275,113	$223,964
Denominator:
Weighted average shares of common stock outstanding – basic	54,847	55,427	55,233	55,360
Basic earnings per share	$1.87	$2.10	$4.98	$4.05

Numerator:
Net income	$103,080	$116,655	$276,639	$224,874
Income allocated to participating securities	(614)	(420)	(1,526)	(910)
Net income available to common shareholders	$102,466	$116,235	$275,113	$223,964
Denominator:
Weighted average shares of common stock outstanding – basic	54,847	55,427	55,233	55,360
Dilutive effect of stock options and PVRSUs	395	478	520	429
Weighted average shares of common stock outstanding – diluted	55,242	55,905	55,753	55,789
Diluted earnings per share	$1.85	$2.08	$4.93	$4.01
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stock options	170	—	154	—
PVRSUs	75	155	75	155
11.    Reportable Segment Information
The Hotel Franchising reportable segment includes the Company's hotel franchising operations consisting of its 23 brands and brand extensions. The 23 brands and brand extensions are aggregated within this segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising business include royalty fees, initial franchise fees, marketing and reservation system fees, procurement services revenue and other hotel franchising related revenue. The Company is obligated under its hotel franchise agreements to provide marketing and reservation services appropriate for the operation of its systems. The revenues received from franchisees that are used to pay for part of the Company's ongoing operations are included in hotel franchising revenues and are offset by the related expenses paid for marketing and reservation system activities to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related investment in affiliates is allocated to the Company's Hotel Franchising segment.
The Company evaluates its Hotel Franchising segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, other gains and losses or income taxes, which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues and revenues related to the Company's SaaS technology solutions division which provide cloud-based property management software to non-franchised hoteliers.
Intersegment revenue adjustment is from the elimination of Hotel Franchising revenue which include royalty fees, marketing and reservation system fees, management fees, payroll costs and other cost reimbursements charged to our owned hotels against hotel operating expenses recognized by our owned hotels in Corporate & Other operating income (loss).

Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing performance or making operating segment resource allocations decisions and therefore assets by segment are not disclosed below.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$386,124	$29,692	$(1,550)	$414,266	$310,703	$13,532	$(866)	$323,369
Operating income (loss)	$161,084	$(16,066)	$—	$145,018	$169,516	$(10,410)	$—	$159,106
Income (loss) before income taxes	$162,162	$(25,386)	$—	$136,776	$172,338	$(20,749)	$—	$151,589

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in thousands)	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$980,352	$63,363	$(3,748)	$1,039,967	$756,013	$30,504	$(1,857)	$784,660
Operating income (loss)	$433,852	$(32,088)	$—	$401,764	$360,269	$(38,141)	$—	$322,128
Income (loss) before income taxes	$435,131	$(68,494)	$—	$366,637	$358,274	$(66,121)	$—	$292,153
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of September 30, 2022 and December 31, 2021, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at September 30, 2022:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At September 30, 2022, the Company had commitments to extend an additional $302.5 million for these purposes provided the conditions of the payment are met by its franchisees.
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotel properties owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority stipulated in the management agreement up to a maximum amount of $46 million. On November 1, 2021, an amended and restated management agreement was executed between the Company and the third party. The maximum guarantee under the agreement is $22 million. There are no potential guaranteed payments until January 2023 and future performance is expected to be sufficient to cover the terms of the agreement. Accordingly, no liability was recorded as of September 30, 2022 in accrued liabilities within the consolidated balance sheets.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $7.7 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. At September 30, 2022, the Company has remaining commitments of approximately $1.8 million, upon certain conditions being met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the three months ended September 30, 2022 and 2021, fees earned and payroll costs reimbursed under this arrangement totaled $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2022 and 2021, fees earned and payroll costs reimbursed under this arrangement totaled $1.7 million and $1.1 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated affiliates discussed in Note 4. Pursuant to these franchise agreements, for the three months ended September 30, 2022 and 2021, the Company recorded royalty and marketing reservation system fees of approximately $8.9 million and $8.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded royalty and marketing reservation system fees of approximately $19.5 million and $15.0 million, respectively. The Company recorded $4.8 million and $2.7 million as a receivable due from these affiliates as of September 30, 2022 and December 31, 2021, respectively.
As part of the acquisition of Radisson Hotels Americas as discussed in Note 15, the Company has a management fee arrangement with an investment in an unconsolidated affiliate accounted for under the cost method. For the three and nine months ended September 30, 2022, fees earned and payroll costs reimbursed under this arrangement totaled $0.6 million.
14.    Assets Held for Sale
Assets held for sale of $28.3 million are recorded within Prepaid expenses and other current assets on the consolidated balance sheets related to an owned Cambria hotel asset. The hotel met held for sale classification as of September 2022. Based on the fair value of the hotel, less costs to sell, a $2.2 million impairment charge was recorded to offset the Gain on sale of business and assets, net line item on the consolidated statement of income during the third quarter of 2022 within the Corporate & Other segment for reflect the reduction in the asset's carrying value. The building was sold to a third-party franchisee in October 2022, which will result in derecognition from the balance sheet in the fourth quarter of 2022.

Two separate owned Cambria hotel assets met held for sale classification and had sales consummated to third-party franchisees during the nine months ended September 30, 2022, resulting in derecognition from the balance sheet in the second and third quarters of 2022 and recognition of gains of $2.9 million and $15.9 million respectively, during the nine months ended September 30, 2022 in the Corporate & Other segment.
15.    Acquisitions
April 2022 Asset Acquisition
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
August 2022 Radisson Hotels Americas Acquisition

On August 11, 2022, the Company completed the acquisition of Radisson Hotels Americas. The accounting purchase price for the Transaction was $673.9 million, which includes the base purchase price of $675.2 million, adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. To fund the Transaction, Choice drew $175.0 million on the Company's existing $600.0 million unsecured credit facility (the "Revolver"), and funded the remainder with cash on hand.

Additionally, in connection with the acquisition, we recorded $24.9 million and $29.0 million of transaction, transition, and severance expense, included within Selling, general and administrative, during the three and nine months ended September 30, 2022, respectively.

Preliminary Fair Values of Assets Acquired and Liabilities Assumed

The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and liabilities assumed as of August 11, 2022. These preliminary fair values are based on management’s estimates and assumptions, using the best information available at the time of this filing. The final valuation and related allocation of the purchase price will be completed no later than 12 months after the closing date. The final acquisition accounting adjustments may be materially different and may include (1) changes in fair value of property and equipment and associated salvage values, (2) changes in allocations to intangible assets, such trade names, acquired franchise and management agreements, above and below market leases, as well as goodwill; and (3) other changes to assets and liabilities, such as working capital.

The preliminary allocation of the purchase price, as presented in our Consolidated Balance Sheet:

Assets acquired	Amount
Cash and cash equivalents	$113,023
Restricted cash	10,403
Accounts receivable	32,972
Notes receivables - current	1,709
Prepaid expenses and other current assets	8,139
Property and equipment	125,441
Operating lease right-of-use of assets	42,315
Intangible assets	447,400
Notes receivable - noncurrent	2,592
Investment in affiliates	471
Other assets	2,129
Total assets acquired	$786,594

Liabilities assumed
Accounts payable	8,295
Accrued expenses and other current liabilities	15,987
Deferred revenue - current(1)	5,745
Liability for guest loyalty program - current(1)	3,542
Long-term debt	55,975
Long-term deferred revenue(1)	26,499
Deferred compensation and retirement plan obligations	9,265
Operating lease liabilities	42,705
Liability for guest loyalty program - noncurrent(1)	10,180
Other liabilities	3,052
Total liabilities assumed	$181,245

Fair value of net assets acquired	$605,349
Goodwill	68,507
Total purchase consideration	$673,856
(1) The Deferred revenue (including deferred affiliation fees) and Liability for guest loyalty program balances were assumed at their carrying value at the date of the acquisition pursuant to the application of ASU 2021-08 (see Note 1).

Property and Equipment

The following table presents the preliminary estimates of fair value of the acquired property and equipment, which is primarily concentrated at three acquired hotel properties, and their estimated weighted average remaining useful lives.

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Land	N/A	$7,159
Construction in progress	N/A	3,190
Building and leasehold improvements	24.4	93,934
Site improvements	23.1	586
Furniture, fixtures and equipment	3.9	8,334
Computer equipment and software	2.0	12,238
Total		$125,441

We provisionally estimated the value of the property and equipment through a combination of income, cost and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, discount rates, capitalization rates and capital expenditure needs of the hotels. We are continuing to assess the marketplace assumptions and property conditions, which could result in changes to these provisional values.

Identified Intangible Assets

The following table presents our preliminary estimates of the fair value of the acquired identified intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Trade names	N/A	$223,700
Franchise agreements	15.5	220,400
Management agreements	15.5	3,300
Total		$447,400

The fair value of the trade names was provisionally estimated using the relief-from-royalty method. This method applies an estimated royalty rate to forecasted future cash flows, discounted to present value. The fair value of the franchise and management agreements was preliminarily estimated using a multi-period excess earnings method, a variation of the income approach. This method uses the present value of incremental after-tax cash flows attributable to the intangible asset to estimate fair value. These valuation methodologies utilize Level 3 assumptions, and we are continuing to assess the assumptions used in estimating these values as well as the respective useful lives, which could result in changes to these provisional values.

Debt Assumed

As part of the Transaction, we assumed a mortgage of $56.0 million related to an acquired hotel property. Subsequent to the acquisition closing date, this amount was repaid in full using cash we acquired. Related to the mortgage, we acquired $10.4 million in restricted cash, for which restrictions were lifted upon repayment.

Operating Leases

The Company measured operating lease liabilities assumed at the present value of remaining payments as of the acquisition date, discounted using Choice's applicable incremental borrowing rate, in accordance with Leases (Topic 842). The corresponding right-of-use assets acquired were measured at the value of the lease liabilities, further adjusted for favorable or unfavorable lease terms as compared to market terms. We are continuing to assess market assumptions, which could change our preliminary estimate.

Income Taxes

Pursuant to the terms of the Transaction, the parties agree to jointly make a valid, timely election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law with respect to the purchase of the shares of Radisson Hotels Americas. Under this election, the parties agreed to treat the Transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of this election, the tax basis of the assets acquired and liabilities assumed by Choice were reset to fair value at the time of the acquisition, which results in the elimination of previously established deferred income tax balances and the establishment of new balances that reflect the new tax basis, including tax deductible goodwill. Because the accounting for the Transaction is ongoing, the resulting deferred tax balances are still being finalized.

Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Choice and Radisson Hotels Americas as if we had completed the Transaction on January 1, 2021, but using our preliminary fair values of assets acquired and liabilities assumed as of the acquisition date. The unaudited pro forma information reflects adjustments relating to (i) the allocation of purchase price and related adjustments, including incremental depreciation and amortization expense based on the preliminary fair values of the property and equipment assets and intangible assets acquired; (ii) the incremental impact of the Revolver draw on interest expense and amortization of financing costs; (iii) nonrecurring transaction costs; and (iv) income tax impact of the aforementioned pro forma adjustments.

As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the transaction had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Revenues	$1,189,792	$928,669
Net income	304,770	173,822

Radisson Hotels Americas Results of Operations

The results of Radisson Hotels Americas have been consolidated with the Company since August 11, 2022 and are included in the Company’s Consolidated Statement of Income for the nine months ended September 30, 2022. The following table presents these results of the 51 days from the closing date through September 30, 2022.

(in thousands)	August 11, 2022 - September 30, 2022
Revenues	$40,203
Net income (loss)	(1,380)

Goodwill

The excess value recorded in goodwill is primarily attributable to value we expect to realize from the existing customer base, improvements in RevPAR, cost synergies and new agreements signed with new franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising reportable segment and is fully deductible for tax purposes.

The following table details the carrying amount of the Company's goodwill, including goodwill arising from the acquisition of Radisson Hotels Americas, as of September 30, 2022.

(in thousands)	September 30, 2022
Goodwill, excluding goodwill arising from Radisson Hotels Americas acquisition	$166,774
Accumulated impairment losses	(7,578)
Goodwill arising from Radisson Hotels Americas acquisition	68,507
Goodwill, net carrying amount	$227,703

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and results of operations of Choice Hotels International, Inc. and its subsidiaries (together "Choice" or the "Company", "we", "us", or "our") contained in this report. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes.

Recent Developments
Agreement to acquire Radisson Hotels Americas
On June 12, 2022, the Company entered into a Share Sale and Purchase Agreement, dated June 12, 2022, by and among the Company, Radisson Holdings, Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SR to acquire 100% of Radisson Hotels Americas for a base purchase price of approximately $675.2 million, adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. The transaction closed on August 11, 2022 for a purchase price of $673.9 million, net of leakage and certain prepaid expenses.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Reduced travel as a result of COVID-19 initially adversely impacted the hospitality industry generally and the Company, however, the development and distribution of effective vaccines and other containment efforts have been significant positive developments that have contributed to improved operating metrics since the second quarter of 2021. The extent to which the COVID-19 pandemic will continue to impact the hospitality industry generally and our operations remains uncertain and will depend in part on future developments, including the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for adverse changes in consumer sentiment with respect to travel during the pandemic.
Since the impacts of COVID-19 on the Company's business were first experienced in March 2020, trends have improved steadily, with the third quarter 2022 domestic RevPAR experiencing an increase of approximately 3.4% and 15.2% relative to third quarter 2021 and third quarter 2019, respectively. As of both September 30, 2022 and September 30, 2021, less than 1% of Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election.
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
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of September 30, 2022, the Company had approximately $337.5 million in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity are adequate to meet the expected future operating, investing and financing needs of the business, inclusive of the Radisson Hotels Americas transaction, described above.
While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as the COVID-19 pandemic evolves. For additional information, refer to Risk Factors in Part II, and Part I, Item 1A of the 2021 Form 10-K.

Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,458 hotels open comprising 627,183 rooms and 970 hotels under construction, awaiting conversion or approved for development comprising 92,141 rooms as of September 30, 2022, located in 50 states, the District of Columbia and approximately 50 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, Caribbean and Latin America.

The Company's primary segment is the hotel franchising business. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 7 Cambria and 3 legacy Radisson Hotels Americas hotels, and the management of 13 legacy Radisson Hotels Americas hotels (inclusive of the owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
Our business strategy is to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant scale. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations and the initial, relicensing and continuing royalty fees attributable to our franchise agreements. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests hotels, owned hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenues is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise and managed fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees, and procurement services revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related companies.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. To varying degrees, all of these factors have been and may continue to be disrupted by the COVID-19 pandemic. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results. The effects of the COVID-19 pandemic on our third quarter 2022 results and anticipated trends are discussed above under the heading "Impact of the COVID-19 Pandemic" and below under the heading "Operations Review".
We are required by our legacy Choice franchise agreements to use marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding marketing fees to be used for marketing activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer.
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
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. We believe our historically strong and predictable cash flows create a strong financial position that provides us a competitive advantage. We maintain a capital structure intended to generate high financial returns and use our excess cash flow to provide returns to our shareholders primarily through share repurchases, dividends and investing in growth opportunities. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022, May 24, 2022, and September 22, 2022, the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock.
In addition to our hotel franchising business, we have also developed or acquired Cambria and legacy Radisson Hotels Americas hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. For legacy Choice brands, our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate growth of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
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
Our discussion of results generally excludes the Company’s other revenues and expenses from franchised and managed properties, which reflect franchise marketing and reservation system revenues and expenses and management agreement cost reimbursements. The Company's legacy Choice franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. The Company is obligated to expend the marketing and reservation system fees it collects from franchisees in accordance with the franchise agreements. Furthermore, franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects cumulative revenues and expenses to break even and, therefore, no income or loss will be generated from marketing and reservation system activities. The franchised and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exceptions of certain contractual elements concerning reservation fees, which are not required to breakeven over time and which are insignificant to overall operating net income. As a result, the Company generally excludes the other revenues and expenses from franchised and managed properties from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods most significantly impacted by the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the nine months ended September 30, 2022, other franchised and managed revenues exceeded expenses by $55.4 million. During the nine months ended September 30, 2021, other franchised and managed revenues exceeded expenses by $56.7 million.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends.
The Company completed the acquisition of Radisson Hotels Americas on August 11, 2022 for a purchase price, net of Disclosed Leakage of approximately $673.9 million. The Company's declaration of quarterly dividends and activity under the share repurchase program were temporarily suspended at the height of the COVID-19 pandemic, as detailed above within the Maximizing Financial Returns and Creating Value for Shareholders section.
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
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee. The Company’s other revenues from franchised and managed properties financial statement line item reflect franchise marketing and reservation system revenues and management agreement cost reimbursements. The legacy Choice franchise marketing and reservation activities, legacy Radisson Hotels Americas franchise marketing activities, and legacy management agreement cost reimbursements operate at break-even based on the Company's contractual commitments regarding the manner such fees will be utilized. The legacy Radisson Hotels Americas reservation revenue, which is also recorded in the other revenues from franchised and managed properties, does not break even, based on the legacy Radisson Hotels Americas franchise contracts.
Additionally, the Company recognized $22.6 million resulting from the exit of 110 WoodSpring units in the third quarter of 2022.
As a result, the Company excludes reimbursable revenue from franchised and managed properties and the extraordinary termination fees from franchisee when analyzing the performance of the business.
A similar non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$414,266	$323,369	$1,039,967	$784,660
Adjustments:
Reimbursable revenue from franchised and managed properties	(190,627)	(156,871)	(506,646)	(384,380)
Extraordinary termination fees from franchisee	(22,647)	—	(22,647)	—
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee	$200,992	$166,498	$510,674	$400,280

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended September 30, 2022 and 2021
Summarized financial results for the three months ended September 30, 2022 and 2021 are as follows:

(in thousands)	2022	2021
REVENUES
Royalty, licensing and management fees	$144,020	$127,317
Initial franchise fees	7,011	6,149
Procurement services	14,401	13,010
Owned hotels	19,992	11,377
Other	31,432	8,645
Other revenues from franchised and managed properties	197,410	156,871
Total revenues	414,266	323,369
OPERATING EXPENSES
Selling, general and administrative	70,202	35,110
Depreciation and amortization	8,726	5,883
Owned hotels	13,158	7,054
Other expenses from franchised and managed properties	190,541	116,216
Total operating expenses	282,627	164,263
Gain on sale of business and assets, net	13,379	—
Operating income	145,018	159,106
OTHER INCOME AND EXPENSES, NET
Interest expense	9,362	11,638
Interest income	(2,348)	(1,202)
Other loss (gain)	2,303	407
Equity in net loss (gain) of affiliates	(1,075)	(3,326)
Total other income and expenses, net	8,242	7,517
Income before income taxes	136,776	151,589
Income tax expense	33,696	34,934
Net income	$103,080	$116,655
Results of Operations
The Company recorded income before income taxes of $136.8 million for the three-month period ended September 30, 2022, a $14.8 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $14.1 million decrease in operating income from the three-month period ended September 30, 2021.
Operating income decreased $14.1 million primarily due to a by a $35.1 million increase in SG&A expenses, a $33.8 million decrease in the net surplus generated from other franchised and managed properties activities, and a $2.8 million increase in depreciation and amortization primarily offset by a $22.8 million increase in other revenues, a $16.7 million increase in royalty, licensing and management revenues, a $13.4 million net gain on sale of business and assets recognized during the third quarter of 2022, and a $2.5 million increase in owned hotels revenues in excess of expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for legacy Choice brands for the three months ended September 30, 2022 increased $3.7 million to $126.7 million from $123.0 million for the three months ended September 30, 2021, an increase of 3.0%. The increase in domestic royalties for legacy Choice brands reflects a 3.4% increase in domestic RevPAR. System-wide RevPAR increased due to a 5.8% increase in average daily rates, partially offset by a 150 basis point decrease in occupancy. The increase in domestic royalties for legacy Choice brands is also due to a 5 basis point increase in the effective royalty rate from 4.99% for the three months ended September 30, 2021 to 5.04% for the three months ended September 30, 2022, partially offset by a 5.9% decrease in the number of domestic franchised hotel rooms in the comparative period.

A summary of the Company's domestic franchised hotels operating information for legacy Choice brands is as follows. These operating statistics exclude the acquired legacy Radisson brands.

	Three Months Ended			Three Months Ended			Change
	September 30, 2022			September 30, 2021
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$115.72	67.6%	$78.26	$110.72	67.8%	$75.03	4.5%	(20)	bps	4.3%
Sleep	100.82	63.9%	64.47	95.70	66.4%	63.55	5.4%	(250)	bps	1.4%
Quality	97.66	59.6%	58.24	94.48	62.2%	58.76	3.4%	(260)	bps	(0.9)%
Clarion	101.35	51.8%	52.52	101.17	51.9%	52.47	0.2%	(10)	bps	0.1%
Econo Lodge	78.12	54.1%	42.26	76.51	57.1%	43.66	2.1%	(300)	bps	(3.2)%
Rodeway	77.99	55.5%	43.32	76.21	56.9%	43.37	2.3%	(140)	bps	(0.1)%
WoodSpring	59.26	81.1%	48.04	54.11	85.5%	46.26	9.5%	(440)	bps	3.8%
MainStay	92.26	67.2%	61.99	87.15	69.1%	60.18	5.9%	(190)	bps	3.0%
Suburban	61.61	68.4%	42.12	59.26	73.5%	43.54	4.0%	(510)	bps	(3.3)%
Cambria Hotels	164.66	70.1%	115.42	148.85	62.2%	94.15	10.6%	790	bps	22.6%
Ascend Hotel Collection	174.63	64.5%	112.56	158.37	63.3%	98.50	10.3%	120	bps	14.3%
Total*	$100.07	63.4%	$63.45	$94.59	64.9%	$61.37	5.8%	(150)	bps	3.4%
* As noted above, the operating statistics presented exclude the legacy Radisson brands acquired. Additionally, the operating statistics exclude Choice's Everhome brand since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
A summary of domestic hotels and rooms for legacy Choice brands in our franchise system at September 30, 2022 and 2021 by brand is as follows:

	September 30, 2022		September 30, 2021		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Comfort	1,668	131,140	1,665	131,066	3	74	0.2%	0.1%
Sleep	423	29,770	414	29,167	9	603	2.2%	2.1%
Quality	1,625	120,708	1,666	125,061	(41)	(4,353)	(2.5)%	(3.5)%
Clarion	185	20,642	183	21,917	2	(1,275)	1.1%	(5.8)%
Econo Lodge	704	42,323	734	44,112	(30)	(1,789)	(4.1)%	(4.1)%
Rodeway	491	27,569	531	30,657	(40)	(3,088)	(7.5)%	(10.1)%
WoodSpring	206	24,890	300	36,112	(94)	(11,222)	(31.3)%	(31.1)%
Everhome	1	99	—	—	1	99	NM	NM
MainStay	113	7,843	97	6,780	16	1,063	16.5%	15.7%
Suburban	73	6,565	70	6,366	3	199	4.3%	3.1%
Cambria Hotels	61	8,433	58	8,060	3	373	5.2%	4.6%
Ascend Hotel Collection	192	20,069	224	28,175	(32)	(8,106)	(14.3)%	(28.8)%
Total Domestic Franchises(1)	5,742	440,051	5,942	467,473	(200)	(27,422)	(3.4)%	(5.9)%
(1) Prior to 2022, seven properties located in Caribbean territories were classified as domestic. In 2022, the seven properties were reclassified to international.
As of both September 30, 2022 and September 30, 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of domestic hotels in our franchise system.
International royalty fees for legacy Choice brands for the three months ended September 30, 2022 increased $1.0 million to $5.3 million compared to the three months ended September 30, 2021 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 53 hotels (from 1,160 as of September 30, 2021 to 1,107 as of September 30, 2022) and 13,139 rooms (from 134,303 as of September 30, 2021 to 121,164 as of September 30, 2022). As of

September 30, 2022 and September 30, 2021, approximately 1% and 2%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
As a result of the acquisition of AMResorts®, the Company’s relationship with AMResorts® was terminated during the fourth quarter of 2021 and 17 domestic and 37 international open AMResorts®-branded hotels exited the Ascend Hotel Collection portfolio. In addition, as noted above in Note 2 to our consolidated financial statements, in July 2022 the Company received notice from an ownership group of their intent to exit 110 WoodSpring properties from the Choice system, which occurred in September 2022.
Royalty fees for the newly acquired Radisson Hotels Americas brands since the acquisition date of August 11, 2022 through September 30, 2022 were $7.7 million, and represent total hotels and rooms of 609 and 65,968, respectively, as of September 30, 2022. Domestic hotels and rooms accounted for 520 and 53,185, respectively, while international hotels and rooms accounted for 89 and 12,783, respectively.
We expect the uncertainty surrounding the potential duration of the pandemic, including resurgences and new variants, as well as the rate, pace and effectiveness of vaccinations around the world, to continue to have the potential to impact the number of domestic and international hotels that remain open and operating.
Initial Franchise Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the third quarter of 2022, the Company awarded 123 domestic franchise agreements to legacy Choice brands representing 10,551 rooms compared to 89 franchising agreements representing 7,640 rooms for the third quarter of 2021. Domestic franchise agreements awarded to legacy Choice brands for new construction hotels totaled 42 contracts representing 4,060 rooms during the three months ended September 30, 2022, compared to 32 contracts representing 3,178 rooms for the three months ended September 30, 2021. Conversion hotel awarded franchise agreements to legacy Choice brands totaled 81 representing 6,491 rooms for the three months ended September 30, 2022, compared to 57 agreements representing 4,462 rooms for the three months ended September 30, 2021.
The Company awarded 143 domestic relicensing contracts to legacy Choice brands during the three months ended September 30, 2022, compared to 56 executed during the three months ended September 30, 2021. The Company awarded 6 domestic renewal agreements to legacy Choice brands during the three months ended September 30, 2022, compared to 6 awarded during the three months ended September 30, 2021.
Since the August 11, 2022 acquisition date through September 30, 2022, the Company awarded 1 franchise agreement to Radisson Hotels Americas brands.
Initial franchise fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial and relicensing fees are recognized immediately in the period the agreement is terminated. Initial franchise fee revenue increased $0.9 million from $6.1 million to $7.0 million for the three months ended September 30, 2021 and September 30, 2022, respectively.
At September 30, 2022, the Company's legacy Choice brands had 861 franchised hotels with 79,313 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 859 hotels and 71,346 rooms at September 30, 2021. The number of new construction franchised hotels in the Company's legacy Choice brands domestic pipeline increased from 652 at September 30, 2021 to 629 at September 30, 2022. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company's legacy Choice brands domestic pipeline increased from 207 hotels at September 30, 2021 to 232 hotels at September 30, 2022. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company had an additional 40 legacy Choice brands franchised hotels with 4,072 rooms under construction, awaiting conversion or approved for development in its international system as of September 30, 2022, compared to 53 hotels and 7,201 rooms at September 30, 2021.
At September 30, 2022, the Company's Radisson Hotels Americas brands had 69 franchised hotels with 8,756 rooms under construction, awaiting conversion or approved for development in its global system.
Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors which could impact items such as access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $2.5 million from $4.3 million for the three months ended September 30, 2021 to $6.8 million for the three months ended September 30, 2022. These results reflect improved operating performance at our owned hotels and the net addition of 4 owned hotels during the comparative period, driven by the Radisson Hotels Americas acquisition.
Other Revenues: Other revenues increased $22.8 million from $8.6 million for the three months ended September 30, 2021 to $31.4 million for the three months ended September 30, 2022 driven by an increase in termination fees, including $22.6 million resulting from the exit of 110 WoodSpring units in the third quarter of 2022, and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $70.2 million and $35.1 million for the three months ended September 30, 2022, and 2021, respectively. SG&A expenses experienced an increase resulting from the acquisition of Radisson Hotels Americas, inclusive of severance and transaction-related costs incurred of $24.9 million. SG&A expenses further experienced increases resulting from general corporate purposes; lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation, benefits, and travel; and an increase in provision for credit losses in accounts receivable recorded in accordance with Topic 326. These were partially offset by a $1.4 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments.
Depreciation and amortization: Depreciation and amortization expense was $8.7 million and $5.9 million for the three months ended September 30, 2022 and 2021, respectively, increasing primarily due to the acquisition of Radisson Hotels Americas on August 11, 2022 and associated amortization from the portion of the purchase price allocated to contract asset acquisition costs.
Gain on sale of business and assets, net: During the third quarter of 2022, the Company recognized a $13.4 million gain primarily related to the sale of an owned hotel asset of $15.9 million offset by a $2.2 million reduction to the carrying value of an asset held for sale.
Other Loss (Gain): The Company recorded other net losses of $2.3 million for the three months ended September 30, 2022, compared to other net losses of $0.4 million for the three months ended September 30, 2021. The current period losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction losses.
Income Tax Expense: The effective income tax rates were 24.6% and 23.1% for the three months ended September 30, 2022 and 2021, respectively.
The effective income tax rate for the three months ended September 30, 2022 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
The effective income tax rate for the three months ended September 30, 2021 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.

Operations Review
Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2022 and 2021
Summarized financial results for the nine months ended September 30, 2022 and 2021 are as follows:

(in thousands)	2022	2021
REVENUES
Royalty, licensing and management fees	$356,208	$299,606
Initial franchise fees	21,635	18,904
Procurement services	47,887	36,293
Owned hotels	49,220	24,724
Other	51,588	20,753
Other revenues from franchised and managed properties	513,429	384,380
Total revenues	1,039,967	784,660
OPERATING EXPENSES
Selling, general and administrative	144,414	99,847
Depreciation and amortization	20,436	18,477
Owned hotels	32,004	16,534
Other expenses from franchised and managed properties	458,037	327,674
Total operating expenses	654,891	462,532
Gain on sale of business and assets, net	16,688	—
Operating income	401,764	322,128
OTHER INCOME AND EXPENSES, NET
Interest expense	32,084	35,106
Interest income	(5,256)	(3,717)
Other loss (gain)	9,578	(2,906)
Equity in net loss (gain) of affiliates	(1,279)	1,492
Total other income and expenses, net	35,127	29,975
Income before income taxes	366,637	292,153
Income tax expense	89,998	67,279
Net income	$276,639	$224,874
Results of Operations
The Company recorded income before income taxes of $366.6 million for the nine-month period ended September 30, 2022, a $74.4 million increase from the same period of the prior year. The increase in income before income taxes reflects a $79.6 million increase in operating income, a $3.0 million decrease in interest expense, a $2.8 million increase in equity in net loss (gain) of affiliates, a $1.6 million increase in interest income, offset by a $12.5 million increase in other loss (gain).
Operating income increased $79.6 million due to a $56.6 million increase in royalty revenues, a $30.8 million increase in other revenues, a $16.7 million increase from net gain on sale of business and assets, a $11.6 million increase in procurement services revenues, a $9.0 million increase in owned hotels revenues in excess of expenses, a $2.7 million increase in initial franchise fees, offset by a $44.6 million increase in SG&A expenses, a $1.9 million increase in depreciation and amortization, and a $1.3 million decrease in the net surplus generated from other franchised and managed properties activities.
The primary reasons for these fluctuations are described in more detail below.
Royalty Fees
Domestic royalty fees for legacy Choice brands the nine months ended September 30, 2022 increased $41.5 million to $330.3 million compared to the nine months ended September 30, 2021. The increase in domestic royalties for legacy Choice brands reflects a 14.2% increase in domestic RevPAR. System-wide RevPAR increased due to a 12.1% increase in average daily rates and a 110 basis point increase in occupancy. The increase in domestic royalties for legacy Choice brands is also due to a 5.9% decrease in the number of domestic franchised hotel rooms and a 5 basis point increase in the effective royalty rate from 5.00% for the nine months ended September 30, 2021 to 5.05% for the nine months ended September 30, 2022.

A summary of the Company's domestic franchised hotels operating information for legacy Choice brands is as follows. These operating statistics exclude the acquired legacy Radisson brands.

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2022			September 30, 2021
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$109.50	63.0%	$68.99	$97.74	60.8%	$59.40	12.0%	220	bps	16.1%
Sleep	96.10	60.9%	58.56	86.39	59.6%	51.45	11.2%	130	bps	13.8%
Quality	91.68	54.9%	50.36	83.94	54.5%	45.77	9.2%	40	bps	10.0%
Clarion	95.66	46.3%	44.28	87.91	43.8%	38.52	8.8%	250	bps	15.0%
Econo Lodge	72.63	50.5%	36.70	68.35	51.1%	34.94	6.3%	(60)	bps	5.0%
Rodeway	73.20	52.0%	38.03	68.20	52.0%	35.48	7.3%	—	bps	7.2%
WoodSpring	57.98	79.9%	46.30	50.83	81.9%	41.63	14.1%	(200)	bps	11.2%
MainStay	88.01	63.3%	55.75	79.84	62.8%	50.15	10.2%	50	bps	11.2%
Suburban	62.14	69.2%	43.02	54.49	71.5%	38.95	14.0%	(230)	bps	10.4%
Cambria Hotels	159.68	64.7%	103.24	129.62	55.1%	71.44	23.2%	960	bps	44.5%
Ascend Hotel Collection	155.81	57.7%	89.93	138.31	54.4%	75.28	12.7%	330	bps	19.5%
Total*	$93.81	59.3%	$55.65	$83.70	58.2%	$48.71	12.1%	110	bps	14.2%
* As disclosed above, the operating statistics presented exclude the legacy Radisson brands acquired. Additionally, the operating statistics exclude Choice's Everhome brand since the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve month period.
International royalty fees for legacy Choice brands for the nine months ended September 30, 2022 increased $3.1 million to $13.8 million compared to the nine months ended September 30, 2021 as a result of increases in RevPAR performance, despite reductions of the international franchise system decreasing by 53 hotels (from 1,160 as of September 30, 2021 to 1,107 as of September 30, 2022) and 13,139 rooms (from 134,303 as of September 30, 2021 to 121,164 as of September 30, 2022). As of September 30, 2022 and September 30, 2021, approximately 1% and 2%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
Royalty fees for the newly acquired Radisson Hotels Americas brands since the acquisition date of August 11, 2022 through September 30, 2022 were $7.7 million, and represent total hotels and rooms of 609 and 65,968, respectively, as of September 30, 2022. Domestic hotels and rooms accounted for 520 and 53,185, respectively, while international hotels and rooms accounted for 89 and 12,783, respectively.
We expect the uncertainty surrounding the pandemic, including an increase in the prevalence in variants as well as the rate and pace of vaccinations around the world, to continue to impact the number of domestic and international hotels that temporarily suspend operations.
Initial Franchise Fees
Initial franchise fees are fees paid to the Company when a franchisee executes a franchise agreement; relicensing fees include fees charged to new owners of a franchised property whenever an ownership change occurs and the property remains in the franchise system, as well as fees required to renew existing franchise agreements.
During the nine months ended September 30, 2022, the Company awarded 338 domestic franchise agreements to legacy Choice brands representing 32,715 rooms compared to 289 franchise agreements representing 28,308 rooms for the nine months ended September 30, 2021. Domestic franchise agreements awarded to legacy Choice brands for new construction hotels totaled 125 representing 12,794 rooms during the nine months ended September 30, 2022 compared to 88 franchise agreements representing 8,471 rooms for the nine months ended September 30, 2021. Conversion hotel awarded franchise agreements to legacy Choice brands totaled 213 representing 19,921 rooms for the nine months ended September 30, 2022 compared to 201 franchise agreements representing 19,837 rooms for the nine months ended September 30, 2021.
The Company awarded 391 domestic relicensing contracts to legacy Choice brands during the nine months ended September 30, 2022, compared to 236 executed during the nine months ended September 30, 2021. The Company awarded 18 domestic renewal agreements to legacy Choice brands during both the nine months ended September 30, 2022, compared to 19 executed during nine months ended September 30, 2021.
Since the August 11, 2022 acquisition date through September 30, 2022, the Company awarded 1 franchise agreement to Radisson Hotels Americas brands.
Initial franchise fees are generally collected at the time the franchise agreement is awarded. However, the recognition of revenue is deferred until the hotel is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial fees are recognized immediately in the period the agreement is terminated. Initial franchise fee revenue increased $2.7 million from $18.9 million during the nine months ended September 30, 2021 to $21.6 million during nine months ended September 30, 2022.
Procurement Services: Revenues increased $11.6 million from $36.3 million for the nine months ended September 30, 2021 to $47.9 million for the nine months ended September 30, 2022. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors resulting from increased occupancy during the first three quarters of 2022 at our franchised hotels, and fees generated from the Company's convention, which occurred in 2022 after a two-year hiatus as a result of the COVID-19 pandemic.
Owned Hotels: The Company's revenues, net of expenses, from owned hotels increased $9.0 million from $8.2 million for the nine months ended September 30, 2021 to $17.2 million for the nine months ended September 30, 2022. These results reflect improved operating performance at our owned hotels and the net addition of 4 owned hotels during the comparative period, driven by the Radisson Hotels Americas acquisition.
Other Revenues: Other revenues increased $30.8 million from $20.8 million for the nine months ended September 30, 2021 to $51.6 million in the same period of the current year driven by an increase termination fees, including $22.6 million resulting from the exit of 110 WoodSpring units in the third quarter of 2022, and other franchising revenues.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $144.4 million and $99.8 million for the nine months ended September 30, 2022 and 2021, respectively. SG&A expenses experienced an increase resulting from the acquisition of Radisson Hotels Americas, inclusive of severance and transaction related-costs incurred of $29.0 million. SG&A expenses further experienced increases resulting from general corporate purposes; lifting of certain cost mitigation measures related to the COVID-19 pandemic, including compensation, benefits, travel, and conventions & meetings; and an increase in provision for credit losses in accounts receivable recorded in accordance with Topic 326. These were partially offset by a $11.4 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments
Gain on sale of business and assets, net: During the third quarter of 2022, the Company recognized a $13.4 million gain primarily related to the sale of an owned hotel asset offset by a reduction to the carrying value of an asset held for sale. In addition, during the second quarter of 2022, the Company recognized a gain of $3.3 million related to the sale of an owned asset, in addition to the sale and conversion of an international direct franchising market to a master franchising market.
Other Loss (Gain): The Company recorded other net losses of $9.6 million for the nine months ended September 30, 2022, compared to other net gains of $2.9 million, a decrease of $12.5 million for the nine months ended September 30, 2021. The losses relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and foreign currency transaction gains.
Equity in Net Loss (Gain) of Affiliates: The Company recorded net gain of $1.3 million from its unconsolidated affiliates for the nine months ended September 30, 2022 compared to net losses of $1.5 million for the nine months ended September 30, 2021. These investments relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The fluctuation is primarily attributable to the sales of ownership interests of and distributions from affiliates resulting in gains of $2.6 million in the second quarter of 2021, partially offset by the impairment of an affiliate resulting in a loss of $4.8 million in the first quarter of 2021.
Income Tax Expense: The effective income tax rates were 24.5% and 23.0% for the nine months ended September 30, 2022 and 2021, respectively.
The effective income tax rates for the nine months ended September 30, 2022 and 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.

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
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors, and activity under the share repurchase program. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022, May 24, 2022, and September 22, 2022, the Company's board of directors declared a quarterly cash dividend of $0.2375 per share of common stock.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $486.4 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of September 30, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of September 30, 2022, the Company had commitments to extend an additional $302.5 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company's primary sources of liquidity as of September 30, 2022 consisted of $337.5 million in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of September 30, 2022, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash, available borrowing capacity, and cash flows from operations will provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business for at least the next 12 months, inclusive of the pending Radisson Hotels Americas transaction.
Operating Activities
During the nine months ended September 30, 2022 and 2021, net cash provided by operating activities totaled $265.2 million and $245.2 million, respectively. Operating cash flows increased $20.0 million primarily due to an increase in operating income, excluding certain non-cash charges, and timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the nine months ended September 30, 2022 and 2021, the Company's net advances for these purposes totaled $32.9 million and $28.5 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At September 30, 2022, the Company had commitments to extend an additional $302.5 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. During the nine months ended September 30, 2022 and 2021, net surplus generated from other franchised and managed properties activities was $55.4 million and $56.7 million, respectively.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $486.4 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of September 30, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic.
Cash utilized for investing activities totaled $483.7 million and $52.6 million for the nine months ended September 30, 2022 and 2021, respectively. The change in cash utilized for investing activities for the nine months ended September 30, 2022 primarily reflects the following:
On August 11, 2022, the Company acquired 100% of the issued and outstanding equity interest of Radisson Hotels Americas for a purchase price, net of Disclosed Leakage of approximately $673.9 million. The purchase price, net of cash acquired, was $550.4 million. With the close of this Transaction, Choice Hotels International has added approximately 67,000 rooms across the United States, Canada, Caribbean and Latin America. The acquisition expands the Company's footprint in international markets and the upper upscale and upscale full service segments and enhances guest offerings in the core upper-midscale segment. The acquisition accelerates asset-light strategy of growth in higher revenue travel segments and locations. The total value consideration, net of cash acquired, was approximately $550.4 million. To fund the transaction, Choice drew $175 million on the Company's existing $600 million unsecured credit facility (the "Revolver"), and funded the remainder with cash on hand. On the transaction date, the Company acquired approximately $10.4 million in restricted cash due to the mortgage. As a result of paying the mortgage, the restrictions were lifted. Refer to Note 15 to our consolidated financial statements for further discussion.
During the nine months ended September 30, 2022 and 2021, capital expenditures in property and equipment totaled $66.1 million and $46.1 million, respectively. The increase in capital expenditures primarily reflects increased costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including ongoing construction and acquisition of land parcels in the first and second quarters of 2022 for hotel development.
During the nine months ended September 30, 2022, the Company realized net proceeds of $140.6 million from the sale of two Cambria hotels, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market.

During the nine months ended September 30, 2022, the Company recorded $22.6 million related to the termination of 110 WoodSpring units. The termination fees recognized represent $67.4 million in consideration less the carrying basis of the related contract intangibles. During the third and fourth quarters of 2022, the Company received cash of $5.7 million and $61.7 million, respectively.

The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the nine months ended September 30, 2022 and 2021, the Company invested $4.3 million and $2.2 million, respectively, and received no distributions from these affiliates. To the extent existing affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $7.7 million to support these efforts.
The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of September 30, 2022 and September 30, 2021. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 to our consolidated financial statements for further discussion.

The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the nine months ended September 30, 2022, the Company advanced $5.6 million and received repayments totaling $0.7 million for these purposes. For the nine months ended September 30, 2021, the Company advanced no amounts and received repayments totaling $0.1 million for these purposes, and acquired a senior note with collateral in an underlying operating hotel for $17.9 million. At September 30, 2022, the Company had commitments to extend an additional $1.8 million for these purposes provided certain conditions are met by its franchisees.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At September 30, 2022, the Company maintained a total leverage ratio of 2.16x and was in compliance with all financial covenants under the Restated Credit Agreement. The senior unsecured revolving credit facility was paid down in full during the third quarter of 2020 and remained undrawn as of December 31, 2021. On August 11, 2022, to fund the Radisson Hotels Americas acquisition, the Company drew $175 million on the Company's existing $600 million unsecured credit facility and funded the remainder with cash on hand.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At September 30, 2022, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten-year corporate headquarters lease will be forgiven in full. The advances will be included in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of September 30, 2022.
Acquired Debt and Swap Derivative Asset
On August 11, 2022, in connection with the Radisson Hotels Americas acquisition, the Company also acquired three owned hotel properties, one of which had an encumbered mortgage loan with a mortgage principal in the amount of $53.5 million with an original maturity date of August 7, 2024. In addition, the mortgage had an associated interest rate cap agreement (“Interest Swap”) with an effective date of July 30,2021 through August 6, 2024. On August 12, 2022, at Choice’s election, cash on hand was wired to pay off the outstanding loan principal, outstanding interest, and certain prepayment, exit and related fees in the amount of $56.0 million. At the same time, several of the loan related escrows were released in the amount of $10.4 million. On August 16, 2022, the Interest Swap derivative was terminated, which resulted in a payment to Choice in the amount of $1.9 million.
Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our board of directors. On December 6, 2021, the Company's board of directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. On February 24, 2022, May 24, 2022, and September 22, 2022, the Company's board of directors declared a cash dividend of $0.2375 per share of common stock.
During the nine months ended September 30, 2022, the Company paid $39.7 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2022 are estimated to be approximately $52.6 million.
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
During the nine months ended September 30, 2022, the Company repurchased 2,072,872 shares of its common stock under the share repurchase program at a total cost of $241.2 million. Through September 30, 2022, the Company repurchased 53.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.7 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 86.8 million shares at an average price of $19.99 per share. On September 14, 2022, the board of directors approved an increase in the number of shares authorized under its share repurchase program by five million shares. As of September 30, 2022, the Company had 6.3 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2022, the Company redeemed 35,462 shares of common stock at a total cost of $5.3 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, the consummation of the acquisition of Radisson Hotels Americas, including the related incurrence of additional indebtedness; the company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; the continuation or resurgence of the COVID-19 pandemic, including with respect to new strains or variants; the rate, pace and effectiveness of vaccination in the broader population; changes in consumer demand and confidence, including the impact of the COVID-19 pandemic on unemployment rates, consumer discretionary spending and the demand for travel, transient and group business; the impact of COVID-19 on the global hospitality industry, particularly but not exclusively in the U.S. travel market; the success of our mitigation efforts in response to the COVID-19 pandemic; the performance of our brands and categories in any recovery from the COVID-19 pandemic disruption; the timing and amount of future dividends and share repurchases; changes to general, domestic and foreign economic conditions, including access to liquidity and capital as a result of COVID-19; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; cyber security and data breach risks; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas. These and other risk factors are discussed in detail in the Risk Factors section of this Quarterly Report on Form 10-Q of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022, and of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $29.9 million and $36.1 million at September 30, 2022 and December 31, 2021, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At September 30, 2022, the Company had $315.0 million of variable interest rate debt instruments outstanding at an effective rate of 3.89%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2022 levels would increase or decrease annual interest expense by $1.2 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Radisson Hotels Americas Acquisition Risks
We may not fully realize the anticipated benefits from the Radisson Hotels Americas acquisition (the "Transaction"), and our integration process may take longer or be more difficult than anticipated.
We have and plan to continue to devote management attention and resources to integrating our and Radisson Hotels Americas’ business practices so that we can fully realize the anticipated benefits of the Transaction, which was completed on August 11, 2022. Notwithstanding these efforts, the business and assets acquired may require greater resources and investments than originally anticipated. The Transaction could also result in the assumption of unknown or contingent liabilities, and because Radisson Hotels Americas operates in the same sector that we do, the Transaction could also exacerbate a number of risks that currently apply to us.
Additional potential difficulties associated with the acquisition that we may encounter include the following:
•the inability to successfully combine our and Radisson Hotels Americas’ businesses in a manner that permits us to realize the full anticipated benefits and value of the Transaction in the time frame currently anticipated;
•the failure to integrate internal systems, technology, programs, and controls;
•the application of different accounting policies, assumptions, or judgments to Radisson Hotel Americas’ operational results that Radisson Hotels Americas applied in the past;
•changes in laws and regulations that may impact our or Radisson Hotels Americas’ business, financial condition, results of operations, and growth prospects;
•the loss of franchises, sales and other commercial relationships;
•performance shortfalls as a result of a diversion of management's attention in integrating the Transaction;
•the complexities associated with integrating a line of business with a history and strategy different to our own;
•the loss of key employees that may be difficult to replace or possess critical institutional knowledge around systems and processes.
Any of these risks, if realized, could adversely affect our future operational results or our ability to maintain relationships with guests, customers, vendors, colleagues, and other commercial relationships. As a result, the anticipated benefits of the Transaction may not be fully realized, may take longer to realize or may cost more than expected.
We have incurred additional expenses and indebtedness related to the Transaction and expect to incur additional integration expenses.
In connection with closing of the Transaction, we incurred $29.0 million expenses through September 30, 2022. We expect to incur additional expenses in integrating aspects of the business, practices, policies, and procedures of Radisson Hotels Americas in connection with the Transaction. While we have assumed that a certain level of integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, to fund the Transaction, Choice drew $175 million on the Company's existing $600 million unsecured credit facility, and funded the remainder with cash on hand. On the closing date, the Company acquired approximately $10.4 million in restricted cash due to the mortgage.

We may be deemed to be a joint employer with our franchisees under certain new laws, rules and regulations.
Companies that operate franchise systems may be subject to liabilities and claims relating to the franchisor/franchisee relationship, such as for allegedly being a joint employer with a franchisee. Changes in laws or regulations relating to this relationship could result in a determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability. Such a determination could subject us to liability for employment-related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our results of operations and profit.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2022:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2022	30,165	$145.76	30,165	3,305,976
February 28, 2022	36,592	144.34	36,592	3,274,705
March 31, 2022	1,729	144.56	1,729	3,272,976
April 30, 2022	—	—	—	3,272,976
May 31, 2022	—	—	—	3,272,976
June 30, 2022	—	—	—	3,272,976
July 31, 2022	—	—	—	3,272,976
August 31, 2022	1,073,469	118.63	1,073,469	2,199,507
September 31, 2022 (3)	930,917	111.69	930,917	6,268,590
Total	2,072,872	$116.38	2,072,872	6,268,590
(1) The Company’s share repurchase program was initially approved by the board of directors on June 25, 1998. The program has no fixed dollar amount or expiration date. The share repurchase program is discretionary in nature and the board of directors has the ability to modify, suspend, or discontinue the program at any time. Since the program's inception through September 30, 2022, the Company has repurchased 53.8 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.7 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 86.8 million shares at an average price of $19.99 a share.
(2) During the nine months ended September 30, 2022, the Company redeemed 35,462 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
(3) On September 14, 2022, the board of directors approved an increase in the number of shares authorized under its share repurchase program by five million shares.
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

CHOICE HOTELS INTERNATIONAL, INC.

November 9, 2022	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 9, 2022	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer