Form 10-K
period 2022-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2023-03-01
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $4,082,499,429 as of June 30, 2022 based upon a closing price of $111.63 per share.
The number of shares outstanding of Choice Hotels International, Inc.’s common stock at February 14, 2023 was 51,445,079.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 18, 2023, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," "we," "us" or the "Company."
Forward-Looking Statements
Certain matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume," or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which, in turn, are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, adjusted EBITDA, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock and other financial and operational measures, including occupancy and open hotels, revenue per available room ("RevPAR"), the Company's ability to benefit from any rebound in travel demand, the Company's liquidity, the impact of COVID-19 and economic conditions on our future operations, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause actual results, performance or achievements of the Company to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; the continuation or resurgence of the COVID-19 pandemic, including with respect to new strains or variants; changes in consumer demand and confidence, including the potential for long-term adverse changes in consumer sentiment with respect to travel as a result of the pandemic; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases, or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of the relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of the company's assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our Software-as-a-Service (“SaaS”) technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas currently most affected by COVID-19; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness, and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge at the "Investor Relations–Financial Performance and Presentations" section of our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

Item 1.Business.
Recent Developments
Agreement to acquire Radisson Hotels Americas
The Company entered into a Share Sale and Purchase Agreement, dated June 12, 2022, by and among the Company, Radisson Holdings, Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SR to acquire (1) all of the issued and outstanding shares of Radisson Hospitality, Inc. and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas") for a base purchase price of approximately $675.2 million, adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. The transaction closed on August 11, 2022 for a purchase price of $673.9 million, net of leakage and certain prepaid expenses.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Reduced travel as a result of COVID-19 adversely impacted the hospitality industry generally and the Company, however, the development and distribution of effective vaccines and other containment efforts have been significant positive developments that have contributed to improved operating metrics since the second quarter of 2021. The extent to which the COVID-19 pandemic will continue to impact the hospitality industry generally and our operations remains uncertain and will depend in part on future developments, including the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for long-term adverse changes in consumer sentiment with respect to travel as a result of the pandemic.
Since the impacts of COVID-19 on the Company's business were first experienced in March 2020, trends have improved steadily. The full year 2022 domestic RevPAR experienced an increase of approximately 12.4% and 14.6% relative to full year 2021 and full year 2019, respectively. As of both December 31, 2022 and December 31, 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2022, the Company had approximately $281.6 million in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business, inclusive of those for the recently acquired Radisson Hotels Americas operations.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as it deems necessary as the COVID-19 pandemic evolves. For additional information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors.
Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,487 hotels open comprising 627,804 rooms and 988 hotels under construction, awaiting conversion or approved for development comprising 94,558 rooms as of December 31, 2022, located in 50 states, the District of Columbia and approximately 50 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection®, which are located across the United States, Canada, the Caribbean and Latin America ("the Americas"), collectively referred to for these markets as the "legacy Radisson brands".
The hotel franchising business represents the Company's primary operations,which represents approximately 92% of the Company's total revenues. The Company's domestic operations are conducted through direct franchising relationships, the ownership of nine hotels, and the management of 13 hotels (inclusive of 3 owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee.
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with franchise system growth of our brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
We are required by our legacy Choice franchise agreements to use marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promote long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding marketing fees to be used for marketing activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer.

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
We believe that executing our strategic priorities creates value for our shareholders over the long term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. The addition of the legacy Radisson brands in the Americas increased Choice's footprint in the upper midscale and upscale chain scales and introduced presence in the upper upscale chain scale. We expect that the Radisson Americas acquisition will enable us to further build on our momentum in the upscale chain scale, accelerating the growth of our Cambria Hotels and Ascend Hotel Collection brands and allowing us to expand the Radisson portfolio.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the heading Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional analysis. In April 2020, in light of uncertainty resulting from the

COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our Board of Directors, and activity under the share repurchase program. On December 6, 2021, the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022, May 24, 2022, September 22, 2022, and December 7, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.2375 per share of common stock.
In addition to our hotel franchising business, we have also developed or acquired six Cambria hotels and three legacy Radisson Hotels Americas hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. For legacy Choice brands, our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee in the future. As a result of the Radisson Hotels Americas acquisition, we also manage 13 legacy Radisson Hotels Americas hotels (including the owned Radisson Hotels Americas hotels).
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding brand awareness with targeted customer groupings, and providing superior guest service. We currently do not manage our owned hotels, other than the acquired Radisson Hotels Americas hotels, but utilize the services of third-party management companies that provide their own employees. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels.
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
•Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence margins by driving RevPAR, managing operating expenses and providing financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth attributable to ADR growth than from occupancy gains since there are more incremental costs associated with higher guest volumes compared to higher pricing.
•Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee and a marketing & reservation systems fee. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line performance of those hotels. Earnings drivers include RevPAR increases, unit growth and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it typically costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth, because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases, which aids in reducing the impact of lodging industry economic cycles.

•Management companies operate hotels for owners that do not have the expertise and/or the desire to self-manage. These companies collect management fees predominately based on revenues earned and/or profits generated. Similar to franchising activities, the key drivers of revenue-based management fees are RevPAR and unit growth. Similar to ownership activities, profit based fees are driven by improved hotel margins and RevPAR growth.
Similar to other industries, lodging experiences both positive and negative operating cycles. Independent of any persisting impacts from the COVID-19 pandemic, there are general trajectories and characteristics of positive and negative operating cycles. Positive cycles are characterized as periods of sustained occupancy growth, increasing room rates and hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, conditions create excess supply, or some external factor occurs such as war, terrorism, pandemic and/or natural resource shortages. Negative cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction of hotel development. Industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, occupancies and rates continue to improve. These factors result in increased hotel development.
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
As a franchisor with 7,487 opened hotels, including ownership of nine hotels and management of 13 hotels (inclusive of 3 owned hotels), we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable and profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size. The ultimate impact and duration of the present dynamic operating cycle resulting from the pandemic remains to be seen.
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
The lodging industry can be divided into chain scale categories or groupings of generally competitive brands as follows:

Chain Scale	Brand Examples
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott
Upper Upscale	Radisson Blu, Marriott, Hilton, Hyatt, Sheraton
Upscale	Cambria Hotels, Radisson, Courtyard, Hyatt Place, Hilton Garden Inn
Upper Midscale	Comfort Inn, Country Inn & Suites, Holiday Inn Express, Hampton Inn, Fairfield Inn
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont
Economy	Econo Lodge, Super 8, Days Inn, Motel 6
The lodging industry consists of independent operators and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies.
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
Choice’s Franchising Business
We operate primarily as a hotel franchisor and deploy our family of 22 brands and brand extensions, which represent both new construction and conversion brands and compete at various hotel consumer and developer price points.
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
Our family of well-known and diversified brand offerings positions us well within the lodging industry. Our new build brands such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring, Everhome Suites, and Country Inn & Suites offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Our brands such as Quality, Clarion Pointe, Ascend Hotel Collection, Econo Lodge, and Radisson offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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
We have multiple brands that are positioned to meet the needs of many types of guests. These brands can be developed at various price points and are suitable for both new construction properties and conversion of existing hotels. This flexibility ensures that we have brands suitable for creating room growth in various types of markets, with various types of customers, and during both industry contraction and growth cycles. During times of lower industry supply growth and tighter capital markets, we can target conversions of existing non-Choice affiliated hotels seeking the awareness and proven performance provided by our brands. During periods of strong industry supply growth, we generally expect a greater portion of our room growth to come from our new construction brands. We believe that a large number of markets can still support our hotel brands and that the growth potential for our brands remains strong.

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
Delivering Exceptional Services. We provide a combination of services and technology-based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance, efficiency of their hotel operations and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as revenue management technology and services designed to improve property-level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate high return on investment for our franchisees.
Reaching More Consumers. We believe hotel owners value and benefit from the large volume of guests we deliver through a mix of activities including brand marketing, reservation systems, account sales (corporate, government, social, military, educational and fraternal organizations), and the Company’s loyalty programs, Choice Privileges® and Radisson Rewards Americas. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests and corporate customers will continue to be enhanced through the use of our customer relationship management technology and programs, as well as our field based sales agents that are focused on increasing our share of business travelers. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE, Amadeus), online travel agents ("OTAs") (e.g., Expedia, Booking.com) and internet referral or booking services (e.g., Kayak, Trip Advisor). We believe our well-known brands, combined with our relationships with many internet distribution websites, benefits our franchisees by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
Leveraging Size, Scale and Distribution. We continually focus on identifying methods for utilizing our significant platform of hotels in our system, our relationships with hospitality-related vendors and partnerships with travel-related providers to reduce costs and increase returns for our franchisees. We are focused on expanding our platform business, which is reflected in our procurement services revenues, through key partnerships, new technology and other key franchisee resources. The expansion of these relationships has enabled us to further drive our top-line revenue and deliver tangible value-added solutions to our hotel owners and customers. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees; (ii) streamline the purchasing process; and (iii) maintain brand standards and consistency. We also create relationships with key partners to market their services directly to our guests. These relationships provide value-added travel-related services to our guests and generate revenues for the Company. We continue to expand these relationships and identify new methods for decreasing hotel operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and creating procurement services revenues.
Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and receive other benefits of our franchise system to facilitate the operation of their franchised hotels at specified locations. The majority of our standard domestic franchise agreements are 20 to 30 years in duration with certain rights for each of the franchisor and franchisee to terminate the agreement, such as upon designated anniversaries of hotel opening, before the stated duration. Our franchisees operate domestically under one of 22 brands and brand extensions.
The following table presents key statistics related to our domestic franchise system over the five years ended December 31, 2022.

	2018(4)	2019(3)(4)	2020(3)(4)	2021(3)(4)	2022(3)
Number of properties, end of period(5)	5,853	5,945	5,943	5,913	6,296
Number of rooms, end of period(5)	448,749	461,674	456,528	458,030	494,409
Royalty fees (in thousands)(1)	$359,502	$371,396	$258,151	$391,336	$436,174
Average royalty rate(2)	4.75%	4.86%	4.94%	5.01%	5.05%
Average occupancy percentage(2)	58.0%	57.6%	45.6%	57.2%	58.0%
Average daily rate (ADR)(2)	$82.17	$81.86	$71.67	$84.06	$93.17
Revenue per available room (RevPAR)(2)	$47.68	$47.18	$32.69	$48.10	$54.06
(1)Royalty fees reflect legacy Choice brands, excluding the impact of franchise agreement acquisition cost amortization. Total global royalty fees for legacy Radisson brands were $19.5 million for the period from the August 11, 2022 acquisition date through December 31, 2022.
(2)Statistics for average occupancy percentage, ADR and RevPAR exclude acquired legacy Radisson brands. Additionally, the operating statistics exclude the Everhome Suites brand since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for over a twelve month period.
(3)These periods include operating statistics of the Company's legacy Choice owned hotels, including intersegment royalties of $2.2 million for 2022, $1.6 million for 2021, $0.8 million for 2020, and $0.9 million for 2019.
(4)The Company calculates RevPAR based on information as reported by franchisees. To accurately reflect RevPAR, the company revised its prior years' operating statistics for the most current information provided.
(5)In 2022, the Company reclassified seven properties located in the Caribbean from Domestic Franchises to International Franchises. 2021 and prior properties and rooms data have been reclassified for comparability.
Currently, no individual franchisee accounts for more than 1% of the Company's total domestic royalty fees.
Owned and Managed Hotels
While the hotel franchising business represents the Company's primary operations, the Company also owns six Cambria hotels and three legacy Radisson Hotels Americas hotels and manages 13 hotels (inclusive of 3 owned hotels). We derive revenue from the owned hotels primarily from guest stays. We derive revenue from the managed hotels from base and incentive management fees, in addition to cost reimbursements, primarily for payroll costs at managed hotels where the Company is the employer.
We intend to continue to strategically develop and manage hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. We believe these avenues provide us the opportunity to support and accelerate the growth of our brands.
Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, midscale, upper midscale, upscale, and upper upscale hotels. Our legacy Choice and legacy Radisson brands are as follows:
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
Ascend Hotel Collection: Ascend Hotel Collection is an innovative global soft brand collection offering resort, boutique and historic properties that reflect and are woven into the fabric of their destination. Ascend enables upscale hotels to retain their individual brand equity and identity, and yet have access to Choice Hotels' global distribution, technology, performance support services, training and loyalty benefits. Ascend Hotel Collection offers the best of both worlds: independence backed by a powerful platform for customer acquisition, delivery and distribution, volume purchasing benefits and operational efficiency. Principal competitors include: Tapestry, BW Premier, Voco, Trademark, and Tribute.
Comfort: The Comfort brand family - consisting of Comfort Inn, Comfort Suites, and Comfort Inn & Suites - is an upper midscale brand that offers guests a warm and welcoming experience that is designed to help travelers feel refreshed and ready to take on the day. Comfort hotels are ready to welcome business and leisure travelers everywhere. The launch of our new prototype – Rise & Shine™ – marks a new chapter in Comfort’s journey and this milestone comes off the heels of a multiyear transformation initiative that resulted in updated guest rooms, refreshed public spaces, and a new, modern logo. As the largest 100% smoke-free hotel brand in North America, Comfort hotels offer complimentary amenities that include a hot breakfast, free Wi-Fi, business center, and fitness center and swimming pool at most locations. Each spacious guest room offers premium bedding and bath amenities along with a refrigerator and microwave. Comfort Suites properties are tailored to meet the demands of today's traveler, with each oversized suite featuring separate areas for working and relaxing, along with a sleeper sofa. Principal competitor brands include Hampton, Holiday Inn Express and Fairfield Inn & Suites.
Sleep Inn: Sleep Inn is a midscale new construction brand offering developers cost-efficient property to build, operate, and maintain with competitive midscale average daily rates. Sleep Inn delivers a reliable, simply stylish guest experience that’s designed to help guests "Dream Better Here." Guests find fresh, nature-inspired design elements that are modern but timeless, that create a relaxed and serene environment, providing both business and leisure travelers with free Wi-Fi, free hot breakfast, amenities to support a better night’s rest, and an exercise room and/or pool. Sleep Inn’s competitors include AmericInn, Baymont and Wingate.
Clarion: Clarion helps owners of existing assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center. Principal competitor brands include Four Points by Sheraton.
Clarion Pointe: Launched in 2019, Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. Hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. As of December 31, 2022, there are over 50 Clarion Pointe hotels open and operating.
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
Everhome Suites: Everhome Suites operates in the midscale extended stay category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with separate spaces to work, relax and eat. Larger one-bedroom suites come equipped with in-unit washers and dryers. Guests have access to free high-speed internet, a modern fitness room and outdoor amenity space, 24/7 laundry facilities and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink and personal items available for purchase. Small kitchen appliances are available to check out at the front desk through the “Homebase Essentials” program. Principal competitors include Candlewood Suites, Home2 Suites, TownePlace Suites and Extended Stay America Premier Suites. The Everhome Suites brand was launched in January 2020 and the first hotel opened in Southern California in September 2022.
Suburban Studios: Suburban Studios operate in the economy extended stay category, offering developers access to this category through flexible conversion options. Suburban Studios’ “longer stays made easy” philosophy provides value-conscious, long staying guests with clean, comfortable rooms, friendly service and the amenities they need. All guestrooms provide in-room kitchens. Guests have access to free high-speed internet, 24/7 laundry facilities and bi-weekly housekeeping. Principal competitors include Extended Stay America, InTown Suites, HomeTowne Studios, and Studio 6.
WoodSpring Suites: WoodSpring Suites are all new construction, value-engineered hotels that operate in the economy extended stay category. WoodSpring developers adhere to strict prototype and design specifications and an operating model that embodies WoodSpring’s promise of “It’s Simple. Done Better.” Every suite includes a well-designed kitchen, seating area and free premium movie channel. Guests have access to free high-speed internet, 24/7 laundry facilities and bi-weekly housekeeping. Principal competitors include Extended Stay America, Echo by Wyndham, HomeTowne Studios, MyPlace and Studio 6.
Econo Lodge: Econo Lodge is Choice Hotel’s economy brand, providing an “easy stop on the road” for value-oriented travelers. Free high-speed internet, bedside recharge outlets, refrigerators and free morning coffee are just some of the amenities that position Econo Lodge as a great value in the economy category. The brand competes primarily with Days Inn, Super 8 and Red Roof Inn.
Rodeway Inn: Rodeway Inn offers sensible lodging for travelers on a budget. With free coffee to get guests started in the morning and free high-speed internet, Rodeway is a great option for practical travelers looking for: “Good night. Great Savings.” Principal competitor brands include Americas Best Value Inn and Motel 6.
Country Inn & Suites by Radisson: Country Inn & Suites by Radisson seeks to inspire guests with a sense of belonging, community, and shared experiences. Each location offers inviting design, products, and services that create a warm, welcoming atmosphere for both business and leisure travelers. Hotel teams also help guests feel like they matter through welcoming and attentive service. The brand’s three signature amenities are free Wi-Fi, fitness centers, and a free, hot breakfast served daily.
Radisson: Radisson offers an upscale travel experience. With clean, modern designs, thoughtfully considered details, and a variety of services, these properties focus on providing excellent work/life balance for guests during their travels. To ensure a harmonious stay, hotel teams seek to build meaningful personal relationships with guests. Radisson hotels are found in suburban and city settings, near airports and leisure destinations.
Radisson RED: An upscale, select service hotel brand, Radisson RED is characterized by a love of bold design, social connectedness, and playful twists on the conventional. These urban hotels inject new life into hospitality through informal services where anything goes. Hotel spaces kick-start the fun with vibrant designs, encourage social sharing, and easily switch from work to play and back. Connected, trend-savvy travelers will love this unique opportunity to tailor their stay to their style.
Radisson Blu: The Radisson Blu brand provides an upper upscale hotel experience distinguished by positive, personalized service and iconic buildings with stylish spaces. Designed with contemporary flair and local flavor, each property offers a range of services such as premium dining and on-site spas. Hotel teams shine in their thoughtful attention to the smallest details so that guests enjoy truly unforgettable experiences. Radisson Blu hotels are located in major cities, key airport gateways, as well as growing and key markets.
Radisson Individuals: Radisson Individuals is an upscale affiliation brand that offers hotels the benefits of our expertise, infrastructure, and brand recognition while celebrating each property’s distinct personality. A Radisson Individuals hotel gives guests the charm of a one-of-a-kind travel experience while providing the high-quality services and genuine hospitality we’re known for. These hotels are located in renowned cities, close to airports and key business and leisure destinations.
Park Inn: Characterized by a positive, stress-free environment, an upper economy to midscale brand, Park Inn by Radisson, provides good food and upbeat surroundings. Mood-lifting contemporary design and clever use of color are combined with friendly, personalized service and feel-good extras like complimentary breakfast to ensure our guests experience a happy stay. These hotels are located in primary and secondary cities, around economic and transit hubs, and conveniently near airports and railway stations.
Park Plaza: An upper upscale brand combines engaging service, contemporary elegance, and local flavor. At each hotel, team members warmly welcome guests and make it a point to foster genuine and meaningful interactions. Refined spaces incorporate the essence of each location and provide a vibrant social setting for guests and the local community alike. Located in capital cities and key business and leisure destinations, these charmingly distinctive hotels help travelers connect with the authentic character and culture of their location.
The Company's brands also include the Radisson Collection and Radisson Inn & Suites, however there are no open properties under these brands in the Company's markets as of December 31, 2022.
The following table presents key statistics related to the domestic system for the legacy Choice brands over the five years ended December 31, 2022. As of December 31, 2022, legacy Radisson brands accounted for 508 and 51,473 domestic hotels and rooms, respectively, and 90 and 12,927 international hotels and rooms, respectively.

	2018(1)	2019(1)	2020(1)	2021(1)	2022
COMFORT DOMESTIC SYSTEM(2)
Number of properties, end of period(3)	1,623	1,612	1,645	1,665	1,685
Number of rooms, end of period(3)	126,823	126,541	129,372	130,963	132,523
Average occupancy percentage	62.7%	62.2%	46.1%	60.1%	61.8%

ADR	$96.17	$95.84	$83.72	$98.22	$108.31
RevPAR	$60.30	$59.65	$38.58	$59.05	$66.88
QUALITY DOMESTIC SYSTEM
Number of properties, end of period	1,636	1,688	1,697	1,652	1,633
Number of rooms, end of period	126,533	129,232	128,807	123,549	121,275
Average occupancy percentage	54.4%	54.1%	41.8%	53.5%	53.5%
ADR	$80.82	$80.11	$72.13	$83.88	$90.64
RevPAR	$43.95	$43.34	$30.16	$44.84	$48.53
CLARION DOMESTIC SYSTEM(4)
Number of properties, end of period	174	178	183	189	178
Number of rooms, end of period	22,179	22,498	22,072	21,837	19,630
Average occupancy percentage	50.3%	49.3%	32.9%	43.1%	45.5%
ADR	$85.14	$84.73	$73.37	$88.09	$94.83
RevPAR	$42.85	$41.81	$24.12	$37.99	$43.13
SLEEP INN DOMESTIC SYSTEM
Number of properties, end of period	393	402	408	414	423
Number of rooms, end of period	27,962	28,361	28,790	29,194	29,775
Average occupancy percentage	61.9%	61.1%	46.2%	58.7%	59.5%
ADR	$85.66	$85.28	$75.92	$86.55	$95.29
RevPAR	$52.99	$52.09	$35.08	$50.85	$56.72
MAINSTAY SUITES DOMESTIC SYSTEM
Number of properties, end of period	63	73	90	101	115
Number of rooms, end of period	4,268	4,636	6,374	6,994	7,891
Average occupancy percentage	65.4%	63.9%	54.8%	62.1%	62.3%
ADR	$83.82	$85.28	$78.31	$80.25	$87.07
RevPAR	$54.83	$54.49	$42.89	$49.79	$54.24
ECONO LODGE DOMESTIC SYSTEM
Number of properties, end of period	839	807	777	734	702
Number of rooms, end of period	50,692	48,538	47,023	44,107	42,112
Average occupancy percentage	47.6%	47.7%	40.9%	50.1%	49.6%
ADR	$64.26	$63.75	$59.12	$68.08	$72.04
RevPAR	$30.59	$30.43	$24.16	$34.08	$35.72
RODEWAY INN DOMESTIC SYSTEM
Number of properties, end of period	612	600	559	528	503
Number of rooms, end of period	35,124	34,727	31,828	30,275	28,364
Average occupancy percentage	49.2%	49.0%	43.6%	50.9%	50.9%
ADR	$65.36	$64.25	$59.48	$68.01	$72.55
RevPAR	$32.15	$31.48	$25.94	$34.64	$36.96
SUBURBAN DOMESTIC SYSTEM
Number of properties, end of period	54	60	66	71	75
Number of rooms, end of period	5,699	6,082	6,470	6,395	6,719
Average occupancy percentage	69.4%	66.0%	63.6%	70.0%	67.5%
ADR	$56.47	$57.46	$51.45	$55.36	$59.94
RevPAR	$39.18	$37.91	$32.72	$38.77	$40.46
CAMBRIA HOTEL DOMESTIC SYSTEM
Number of properties, end of period	40	50	54	57	65
Number of rooms, end of period	5,685	7,277	7,697	7,869	8,865
Average occupancy percentage	67.6%	67.5%	38.2%	56.2%	64.2%
ADR	$148.10	$145.45	$112.30	$132.48	159.18
RevPAR	$100.12	$98.12	$42.87	$74.47	102.13
ASCEND HOTEL COLLECTION DOMESTIC SYSTEM
Number of properties, end of period(3)	170	205	173	200	196

Number of rooms, end of period(3)	13,873	21,303	13,075	20,473	20,091
Average occupancy percentage	60.8%	61.2%	43.4%	53.7%	56.3%
ADR	$125.31	$125.16	$116.51	$138.01	$154.32
RevPAR	$76.23	$76.57	$50.59	$74.11	$86.83
WOODSPRING SUITES DOMESTIC SYSTEM(5)
Number of properties, end of period	249	270	291	302	212
Number of rooms, end of period	29,911	32,479	35,020	36,374	25,592
Average occupancy percentage(5)	77.1%	75.3%	71.7%	79.6%	79.2%
ADR(5)	$45.89	$47.10	$46.18	$51.66	$58.02
RevPAR(5)	$35.37	$35.44	$33.09	$41.10	$45.94
EVERHOME SUITES DOMESTIC SYSTEM(6)
Number of properties, end of period	N/A	N/A	N/A	N/A	1
Number of rooms, end of period	N/A	N/A	N/A	N/A	99
Average occupancy percentage	N/A	N/A	N/A	N/A	N/A
ADR	N/A	N/A	N/A	N/A	N/A
RevPAR	N/A	N/A	N/A	N/A	N/A
(1)The Company calculates RevPAR based on information as reported by franchisees. To accurately reflect RevPAR, the Company revises its prior years' operating statistics for the most current information provided.
(2)Includes Comfort family of brand extensions including Comfort Inn and Comfort Suites.
(3)In 2022, the Company reclassified properties located in the Caribbean from Domestic Franchises to International Franchises. 2021 and prior properties and rooms data have been reclassified for comparability.
(4)Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(5)WoodSpring Suites statistics for 2018 include royalties after acquisition on February 1, 2018 and full year statistics for average occupancy percentage, ADR and RevPAR.
(6)Statistics for average occupancy percentage, ADR and RevPAR for the Everhome Suites brand, launched in January 2020, are not provided, as the operating statistics are not representative of stabilized brand, which the company defines as having at least 25 units open and operating for over a twelve month period.

International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region, usually for a fee.
Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We typically elect to enter into master franchise agreements in those markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Choice brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. The international master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Our master franchise and similar multi-unit licensing agreements have expiration dates, which we actively manage and potentially renew as we deem beneficial. Certain of these agreements have expiration dates in 2024. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
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

The hotels and room online figures below include those with temporarily suspended operations. The 2020 and 2021 operating results were significantly impacted by the COVID-19 pandemic. However, the development and distribution of effective vaccines and other containment efforts have resulted in significant positive developments that have contributed to improved operating metrics since the second quarter of 2021, with lingering impacts in some markets.
The following chart summarizes our legacy Choice franchise system and operating results outside of the United States(1):

	2018	2019	2020	2021	2022
Number of properties, end of period(2)	1,168	1,208	1,204	1,117	1,101
Number of rooms, end of period(2)	120,359	129,223	141,449	121,716	120,468
Royalty fees (in thousands)(3)	$22,005	$21,680	$12,358	$14,958	$18,564
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts, thus RevPAR metrics are not presented for our international franchisees.
(2)In 2022, the Company reclassified seven properties located in the Caribbean from Domestic Franchises to International Franchises. 2021 and prior properties and rooms data have been reclassified for comparability.
(3)Royalty fees exclude the impact of franchise agreement acquisition cost amortization and impairment.
The open hotels and rooms by region and franchising relationship as of December 31, 2022 for legacy Choice are presented below:

	Direct Franchising		Master Franchising		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Asia-Pacific	202	9,868	81	12,569	283	22,437
Europe & Middle East	91	7,994	264	45,834	355	53,828
Latin America, Caribbean & Canada	52	6,249	411	37,954	463	44,203
International Total	345	24,111	756	96,357	1,101	120,468
As a result of the Radisson transaction, we expanded our international operations in several countries and territories in Latin America and the Caribbean. As of December 31, 2022, Radisson Hotels Americas brands accounted for 90 and 12,927 international hotels and rooms, respectively.
The Company's international operations, inclusive of legacy Radisson, are primarily conducted in the following countries and territories, as organized by region:
Asia-Pacific. Australia, China, India, Japan, New Zealand, Thailand
Europe & Middle East. Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kingdom of Saudi Arabia, Lithuania, Norway, Portugal, Slovakia, Spain, Sweden, Turkey, United Kingdom
Latin America, Caribbean & Canada. Aruba, Bahamas, Barbados, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Dominica, Dominican Republic, Ecuador, El Salvador, Grenada, Guatemala, Honduras, Mexico, Panama, Peru, Trinidad and Tobago, Uruguay

The worldwide open and pipeline hotels and rooms for the year ended December 31, 2022 are presented below:

	Open		Pipeline(3)
	Hotels	Rooms	Hotels	Rooms
Comfort(1)	2,141	176,994	205	17,201
Quality	1,930	154,440	49	4,369
Ascend Hotel Collection	326	35,422	41	7,510
Clarion(2)	304	41,186	20	2,239
Sleep Inn	448	32,525	102	5,669
MainStay Suites	116	7,991	90	4,030
Everhome Suites	1	99	46	5,206
Econo Lodge	759	44,697	21	1,359
Rodeway Inn	512	28,874	21	1,188
Suburban	75	6,719	35	2,198
Cambria Hotel	65	8,865	69	8,611
WoodSpring Suites	212	25,592	223	26,874
Radisson Hotels Americas	598	64,400	66	8,104
Total excluding MDA commitments	7,487	627,804	988	94,558
MDA commitments	—	—	102	12,332
Total including MDA commitments	7,487	627,804	1,090	106,890
(1) Includes Comfort family of brand extensions including Comfort Inn and Comfort Suites.
(2) Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(3) Pipeline is defined as hotels with executed franchise agreements awaiting conversion, under construction or approved for development, and master development agreements ("MDA") committing owners to future franchise development.

Franchise Sales
Brand growth is important to our business model. We have identified key market areas for hotel development based on supply/demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees; (ii) developers of hotels or multi-family housing; (iii) owners of independent hotels and motels; (iv) owners of hotels leaving other franchisors’ brands; and (v) franchisees of non-hotel related products such as restaurants.
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
QUOTED FEES BY BRAND AS OF December 31, 2022

	Initial Fee Per Room/Minimum	Relicensing and Renewal Fee Per Room/Minimum	Royalty Fees (1)	Marketing and Reservation System Fees (1)
Cambria Hotels	$500/$60,000	$750/$65,000	6.00%	3.00%
Comfort(2)	$500/$50,000	$750/$65,000	6.00%	3.50%
Quality Inn	$500/$45,000	$550/$45,000	5.25%	3.50%
Ascend Hotel Collection	$525/$45,000	N/A/$45,000	5.00%	3.00%
Clarion	$400/$45,000	$550/$45,000	5.50%	3.25%
Clarion Pointe	$500/$45,000	$650/$45,000	5.50%	3.25%
Sleep Inn	$300/$40,000	$550/$45,000	5.50%	3.50%
MainStay Suites(3)	$300/$50,000	$550/$50,000	6.00%	2.50%
Econo Lodge	$300/$30,000	$500/$35,000	5.00%	3.50%
Rodeway Inn	$200/$20,000	$375/$15,000	5.00%	3.50%
Suburban Studios(3)	$225/$30,000	$475/$30,000	6.00%	2.50%
WoodSpring Suites(4)	N/A/$50,000	N/A/$50,000	6.00%	2.50%
Everhome Suites(5)	N/A/$50,000	$550/$50,000	6.00%	2.50%
Country Inn & Suites	$500/$50,000	NA/$50,000	5.75%	3.75%
Park Inn	$450/$45,000	NA/$45,000	5.50%	3.25%
Radisson	$500/$75,000	NA/$75,000	5.00%	4.00%
Radisson Blu	$500/$100,000	NA/$100,000	5.00%	4.00%
Radisson Individuals	$500/$75,000	NA/$75,000	5.00%	4.00%
Park Plaza	$450/$50,000	NA/$50,000	4.00%	3.50%
Radisson Collection	$500/$100,000	NA/$100,000	5.00%	4.00%
Radisson Inn & Suites	$450/$50,000	NA/$50,000	5.00%	3.75%
Radisson Red	$450/$75,000	NA/$75,000	5.00%	4.00%
(1)Fees are based on a percentage of gross room revenue.
(2)Includes Comfort family of brand extensions including Comfort Inn and Comfort Suites.
(3)In 2022, we rebranded Suburban Extended Stay to Suburban Studios. For dual brand hotels that combine either the Mainstay Suites or Suburban Studios brand with another Choice brand, we may increase the Royalty Fee and/or System Fee to the standard amount for such other Choice brand.
(4)The WoodSpring Suites initial or transfer fee is $50,000 for properties with 122 rooms or less. Each additional room is $300/per room for initial fees.
(5)The Everhome Suites initial fee is $50,000 for properties with 114 rooms or less. Each additional room is $300/per room for initial fees and $550/per room for transfers or renewals.
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
Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is not only to help increase the number of reservations delivered to our franchisees, but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs and interfaces with global distribution systems, help in delivering guests to our franchisees' hotels at the lowest cost to the franchisee. We believe helping our franchisees become more profitable we will enhance our ability to retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are:

Brand Name Marketing and Advertising. The majority of our franchised hotels are typically located in areas conveniently accessible to business and leisure travelers, and therefore, a significant portion of hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
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
We operate loyalty programs, (Choice Privileges, for all legacy Choice brands except WoodSpring Suites, and Radisson Rewards Americas for all legacy Radisson Americas brands) to attract and retain travelers by rewarding stays with points towards free hotel nights at properties and through our partners that provide travel related accommodations. The loyalty program also offers guests the ability to redeem points for gift cards at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers; help us deliver business to our franchised hotels; and are an important selling point for our franchise sales personnel. As of December 31, 2022, the Choice Privileges program had approximately 55 million worldwide members and the Radisson Rewards Americas program had approximately 11 million worldwide members. Growing the membership of the Choice Privileges and Radisson Rewards Americas programs as well as increasing the number of room nights consumed by existing members will continue to be a focus of the Company.

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
Our CRS provides a data link to our franchised properties as well as to travel reservation systems such as Amadeus, Galileo, SABRE and Worldspan that facilitate the reservation process for travel agents and corporate travelers. We also offer rooms for rent on our website (http://www.choicehotels.com) and mobile applications as well as those of OTA's and other third-party internet referral or booking services.
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

We continue to implement our integrated reservation and distribution strategy to help improve reservations delivery, reduce franchisee costs and improve franchisee satisfaction by enhancing our website, http://www.choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Lowest Price Guarantee program which has greatly reduced the ability of the travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third-party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands preferred placement on these third-party sites at reduced transaction fees. We continue to educate our individual franchisees about the risk of an unfavorable impact to their business from contracting with sites with which we do not have preferred agreements. We currently have agreements with many, but not all, major online third-party booking sites.
We also continue to upgrade our technology to ensure that our CRS can effectively handle the current and future volume on digital channels and support the industry's shift toward accelerated digital communications and guest experience personalization. In support of these initiatives, the Company developed choiceEDGE, a cloud-based software to manage all distribution for the Company by optimizing rate, inventory, availability, shopping, booking and reservations for its website, mobile apps and third-party distribution partners.
Property Management Systems. Our proprietary property and yield management system, choiceADVANTAGE, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. choiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, giving our reservation sales agents and other proprietary channels last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature that calculates and suggests optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvement as they facilitate a franchisee's ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy and participate in our marketing programs. As a cloud-based solution, the choiceADVANTAGE system helps to reduce each hotel’s investment in on-site computer equipment, typically resulting in a lower total cost of ownership for property management systems than traditional on-site solutions.
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
Since our franchising revenues are generated primarily as a percentage of franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to retain existing franchises, our ability to convert competitor franchises and independent hotels to our brands and the ability of existing and potential franchisees to obtain financing to construct new hotels.
The ability of a hotel to compete may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand and general regional and local economic conditions. We generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia and nearly 50 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale and distribution will enable us to remain competitive.
Service Marks and Other Intellectual Property
The service marks Choice Hotels, Comfort Inn, Comfort Suites, Quality, Clarion, Clarion Pointe, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites, Cambria, Suburban Extended Stay Hotel, Ascend Hotel Collection, WoodSpring Suites, Everhome Suites, Country Inn & Suites, Radisson Collection, Radisson, Radisson Blu, Radisson Red, Park Plaza, Park Inn, Choice Privileges, Radisson Rewards Americas, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered or have registrations pending with the United States Patent and Trademark Office. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
With respect to our owned and managed hotels, we are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements.
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
Further, we are also subject to various U.S. federal, state and international privacy and data protections laws, including the California Consumer Protection Act, the Virginia Consumer Data Protection Act, and the European Union General Data Protection Regulation, as well as privacy laws in Connecticut, Colorado and Utah that will take effect during 2023.

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
Among other unpredictable external factors, which may negatively impact us, are wars, acts of terrorism, pandemics, airline strikes, gasoline shortages, severe weather and the risks described below under Item 1A. Risk Factors.
Human Capital Management
The strength of our people is one of our greatest assets as a franchisor. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and provide an open and inclusive environment. The quality of our talent delivers a high performing organization that drives positive business outcomes for the Company, our shareholders, and our franchisees.
Our Board of Directors provides oversight on certain human capital matters through two committees.
•Human Capital and Compensation Committee - Providing a broad scope of oversight on talent, including: (1) overall associate wellbeing, (2) succession planning for the top 30 leadership roles, (3) talent management and leadership development oversight for the top 125 leadership roles, (4) oversight of pay parity goals, and (5) overall organizational engagement, including the work environment.

•Diversity Committee - Providing guidance to management and the Board of Directors in developing a workplace culture that values working with diverse groups of people, offering diversity of thought and perspective.

Career Development
We empower our nearly 1,800 associates across the globe to advance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to prepare for their next, and future, desired roles. As of December 31, 2022, the Company has 1,659 domestic and 130 international associates, excluding employees at our 13 managed hotels.
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
Further, eleven Choice Resource Groups (“CRGs”) allow groups of associates to come together based on shared demographics and affinities, life experiences and/or interests. The CRGs are open to all associates to join. CRGs provide support, enhance career development, contribute to personal development, provide networking opportunities, and enhance wellbeing engagement.
Choice Culture and Diversity
At Choice, we strive to create an environment where every associate feels welcome, wanted, and respected. Part of how we deliver on this promise is by weaving deliberate diversity initiatives throughout all levels of the enterprise, focusing on three core commitments:
•Diversity – Striving to build a workforce that is an authentic representation of the world we live in where associates from different backgrounds may thrive.

•Equity – Committed to an equitable work environment, inclusive of fair and competitive pay regardless of gender, race, or other demographics.
•Trust, Belonging, and Engagement – Fostering a culture of belonging where associates are inspired and engaged and feel welcome, wanted, and respected.
At the end of fiscal year 2022, our domestic workforce, excluding employees at our 13 managed hotels, was 32% diverse and 46% female. Our leadership, defined as Senior Director level and above was 11% diverse and 41% female. For these purposes, we define diverse as the self-identified demographic categories of American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or Two or More Races.
We are committed to providing fair and competitive pay. To ensure that we are delivering on our commitment to equitable compensation decisions, Choice conducts a gender and diversity pay parity study annually on all U.S. based roles and reports the results of this analysis to the Board of Directors. During 2022, we conducted a pay parity analysis of the legacy Choice Hotels corporate-based associate population and discrepancies between diverse / female base salary versus non-diverse / male base salary for positions of similar value (i.e., by career track, level, and salary grade) that cannot be sufficiently explained by the level of experience, performance, or other pay-related attributes were promptly reviewed. In 2023, our pay parity analysis will include the legacy Radisson associates.
The Board of Directors biannually reviews a diversity report focused on success against the Company’s annual diversity, equity, and belonging objectives in workplace practices, franchisee development, advertising and marketing goals. The Board of Directors also receives updates on the Diversity Advisory Council (“DAC”), CRGs, and general inclusion activities. Our Diversity Framework that supports all our efforts is shown below.

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

Health, Wellbeing, and Engagement
One of our highest priorities has been to safeguard the physical health and emotional wellbeing of our associates, all of whom show incredible dedication to the needs of our franchisees, guests, and each other while caring for their own families. Key features include mental health support, employee assistance and financial wellness programs, as well as creating opportunities for belonging and connections within the organization. In addition, the Company offers a generous benefits package including a 401(k) matching program (increased the match in 2022 to 100% on the first 5% of associates contributions), paid family leave, paid caregiver leave, wellbeing days, commuter benefits, a legal services plan, charitable gift matching, a LEED certified workspace, and paid volunteer leave. In 2022, we enhanced our leave offerings with a cultural day for associates to celebrate the cultural observance of their choice.

We conduct a variety of confidential surveys throughout the year to seek input and better understand the associate life-cycle experience. In 2022, these touchpoints included: an engagement survey, diversity, equity and belonging survey, 30-60-90-180-day onboarding surveys, exit surveys, and a Radisson acquisition transition pulse survey. Nearly 85% of our associates participated in the 2022 engagement survey and we achieved a very high engagement score, five points above the benchmark, meaning associates have a positive commitment to our organization and goals.
Award Winning Culture
The Company is proud to have been named by Forbes magazine in 2022 as one of the “World's Best Employers,” one of "America's Best Midsize Employers,” one of the "Word's Top Female Friendly Companies" as well as one of the “Best Employers for Veterans.” The Company has also been named one of "America's Best Places to Work for Disability Inclusion” with a top score on the 2022 Disability Equality Index for the tenth year in a row, one of the “Best Places to Work for LGBTQ+ Equality” with a 100% Corporate Equality Index designation from the Human Rights Campaign in 2022. Our CEO was recognized by Comparably as "Best CEO 2022," earned for the fourth year in a row, and the Association for Talent Development recognized Choice as a "Best Award" winner, earned for the third year in a row.
Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2022 are set forth below. The business address of each executive officer is 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850.

Name	Age	Position
Stewart W. Bainum, Jr.	76	Chairman of the Board of Directors
Patrick S. Pacious	56	President and Chief Executive Officer
Dominic E. Dragisich	40	Chief Financial Officer
David A. Pepper	55	Chief Development Officer
Simone Wu	57	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
John E. Bonds	51	Senior Vice President, Enterprise Operations and Technology
Robert McDowell	56	Chief Commercial Officer
Patrick J. Cimerola	54	Chief Human Resources Officer
Scott E. Oaksmith	51	Senior Vice President, Real Estate and Finance
Raul Ramirez Sanchez	39	Chief Strategy and International Operations Officer
Stewart W. Bainum, Jr. Director from 1977 to 1996 and since 1997, serving as Chairman of the Board from March 1987 to November 1996 and since October 1997; Managing Member of Artis Senior Living, LLC, a developer-owner-operator of assisted living residences, since 2012; Board of Advisors of UCLA's School of Management; Director of Realty Investment Company, Inc., a real estate management and investment company, from December 2005 through December 2016 and Chairman from December 2005 through June 2009; Director of Sunburst Hospitality Corporation, a real estate developer, owner and operator, from November 1996 through December 2016 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC from September 2011 through December 2016. Mr. Bainum was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
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
A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. We also derive revenue from management fees from our managed hotels. As such, our business is subject, directly or through our franchisees, to the following risks common in the lodging and franchising industry, among others:
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
•increases in corporate-level operating costs, including increases in employee compensation and benefits, resulting in lower operating margins;
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
•changes in governmental regulations that influence or determine wages, benefits, prices or increase operating, maintenance or construction costs of us and our franchisees;
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
The COVID-19 pandemic has negatively affected and may continue to negatively affect our business, financial condition and results of operations.
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
The extent, duration and magnitude of the COVID-19 pandemic’s effects is highly uncertain and will continue to depend on future developments, all of which are difficult to predict. The resulting uncertainty may make it difficult for us, as well as our franchisees and others in the hospitality industry, to meaningfully forecast and plan future business activity. However, in general, we expect that the more severe the health impacts of the pandemic are, and if repeat resurgent or cyclical outbreaks of the virus beyond the one being currently experienced occur, the more adverse the effect will be on our business, financial condition and results of operations.
The COVID-19 pandemic has subjected our business to a number of significant risks, which include:

•Risks Related to the Traveling Public: During various phases of the pandemic, the occupancy at our franchised hotels that remained open has been significantly and materially adversely impacted. We expect that certain of our hotels will struggle to attract guests if closures of attractions that promote travel continue or if there is a prevailing unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19. We cannot predict whether the COVID-19 pandemic will result in temporary or permanent changes to the travel preferences, expectations and behavior of hotel guests; however, if these changes result in reduction in travel or a decreased willingness of the traveling public to stay in hotels, these changes could have a significant negative impact on our business.
•Risks Related to the Health of our Hotel Operations: COVID-19 has at times resulted in decreases in demand, occupancy and system-wide RevPAR, accompanied by forced or voluntary hotel closures and disruptions, which has affected the revenues and profitability of our properties and, in turn, the amount of royalty and other fees (which are primarily based on hotel revenue) that we are able to generate and collect. Even if the COVID-19 pandemic subsides or becomes more manageable, our franchisees as well as our owned and managed hotels may continue to experience increased operating costs, including the need to invest in new equipment, technology, amenities, products, and services in order to satisfy newly issued heath, hygiene, and safety regulations and requirements or to conform to evolving guest expectations. These increased costs may negatively impact operations or profitability, which would in turn have an adverse effect on our revenue and cash flow.
•Risks Related to Financial Condition and Indebtedness: Our overall level of indebtedness may continue to increase as we continue to manage through the effects of the pandemic. A default under our debt obligations may enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. Further impacts of the COVID-19 pandemic on the financial markets could adversely affect our ability or willingness to raise funds through equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and our outstanding senior notes, could have an adverse impact on our interest expense, and also negatively impact our access to capital and the cost of debt financing.
•Risks Related to Capital Market Volatility: The global stock markets, as well as the price of our common stock, have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic. The COVID-19 pandemic and the significant uncertainties it has caused and continues to cause for the global economy, business activity and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities, and may adversely impact our ability to access capital markets in the future.
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
We utilize third-party operators to provide significant services, such as providing general reservation call center services, providing loyalty member call center support, providing data center co-location services, inspecting our franchisees and providing support, hardware and data for the use of our property management and central reservation services systems.
In addition, we rely on third-party providers to provide market and competitor information that is utilized in our strategic decision-making process. The failure of any third-party operator or provider to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, provide accurate information and comply with laws, rules and regulations could result in material adverse consequences to our business.

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
Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties, employees or customers may adversely affect our financial results. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. This litigation may involve, but is not limited to, actions or negligence by franchisees outside of our control. Our business along with the hospitality industry generally, faces risks that could cause damage to our reputation and to the value of our hotel brands, along with litigation-related fees and costs, in connection with claims related to purported incidents of human trafficking at hotel facilities. Our franchise agreements provide that we are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases. Moreover, we may be involved in matters such as class actions, administrative proceedings, employment and personal injury claims, and litigation with or involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law or general liability purposes, for which the cost and other effects of defense, settlements or judgments may require us to make disclosures or take other actions that may affect perceptions of our brand and products and adversely affect our business results.
Our international operations are subject to political and monetary risks.
We have franchised hotels open and operating in approximately 50 countries and territories outside of the United States. We also have, and may in the future make, investments in foreign hotel franchisors. International operations generally are subject to greater economic, political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war or civil unrest, political instability, expropriation and nationalization.
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
Labor shortages could restrict our ability and the ability of franchisees to operate hotel properties or grow our business or result in increased labor costs that could adversely affect the results of operations.
Our success depends in part on our ability to attract, retain, train, manage and engage employees. The COVID-19 pandemic has negatively affected the labor market for employers. If we or our franchisees are unable to attract, retain, train, manage and engage skilled individuals, the ability to staff and operate the hotels that we manage, own or franchise could be diminished, which could reduce customer satisfaction and adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.
Climate change and sustainability related concerns could have a material adverse effect on our business and results of operations.
We are subject to the risks associated with the physical effects of climate change (including changes in sea levels, water shortages, droughts, and natural disasters) and with changes in laws and regulations related to climate change and sustainability. Compliance with future climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction targets, could be difficult and costly. Consumer travel preferences may also shift due to sustainability related concerns or costs. As a result of the foregoing, we may experience significant increased operating and compliance costs, operating disruptions or limitations, reduced demand, constraints on our growth, and physical damage to our hotels, all of which could adversely affect our profits.
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
Also, each of our hotel brands competes with major hotel chains in national and international markets and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing our products and services from those offered by our competitors. If we are unable to compete successfully in these areas, this could adversely affect our market share and our results of operations. An adverse incident involving our franchisees or their guests, and any media coverage resulting therefrom, could also damage our brands and reputation.
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
In addition, as a result of the Radisson transaction, we have expanded our international operations in several markets. We are currently planning to further expand in many of the international markets where we currently operate, as well as in select new markets. This may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not experience the operating margins we expect, our results of operations may be negatively impacted and our stock price may decline.
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
We have and plan to continue to devote management's attention and resources to integrating our and Radisson Hotels Americas’ business practices so that we can fully realize the anticipated benefits of the Transaction, which was completed on August 11, 2022. Notwithstanding these efforts, the business and assets acquired may require greater resources and investments than originally anticipated. The Transaction could also result in the assumption of unknown or contingent liabilities, and because Radisson Hotels Americas operates in the same sector that we do, the Transaction could also exacerbate a number of risks that currently apply to us.
Additional potential difficulties associated with the Transaction that we may encounter include the following:
•the inability to successfully combine our and Radisson Hotels Americas’ businesses in a manner that permits us to realize the full anticipated benefits and value of the Transaction in the time frame currently anticipated;
•the failure to fully integrate internal systems, technology, programs, and controls;
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
In connection with closing of the Transaction, we incurred $39.6 million in integration expenses through December 31, 2022. We expect to incur additional expenses as we integrate aspects of the business, practices, policies, and procedures of Radisson Hotels Americas in connection with the Transaction. While we have assumed that a certain level of integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, to fund the Transaction, we drew $175 million on our existing $600 million unsecured credit facility, and funded the remainder with cash on hand. On the closing date, we acquired approximately $10.4 million in restricted cash based on provisions of an assumed mortgage on an acquired hotel property.
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
While our business model is primarily asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of developing new hotels. We currently own six Cambria hotels and three legacy Radisson Hotels Americas hotels. As a result, fluctuations in values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
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
We are focused on expanding our platform business to provide value-added travel related services to our guests and generate revenues for the Company. As platform revenue has increased, as reflected in our procurement services revenue, we are increasingly dependent on various vendors who make low-cost products available to us and our franchisees and partners who market their services directly to our guests. There can be no assurance that we will be able to retain our relationships with such parties or be able to renew arrangements on favorable terms. There is also no assurance that we will be able to identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system, enhancing our existing vendor relationships and/or creating new vendor relationships.
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
Our business operations are subject to various U.S. and international privacy and data protection laws. Any future changes or restrictions in U.S. or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. For example, the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, imposes new compliance requirements on businesses that collect personal information from California residents. Compliance with requirements imposed by the CPRA, the European Union General Data Protection Regulation (GDPR) and similar laws, or any future changes in such laws or additional restrictions, could result in significant costs and require us to change some of our business practices. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions as well as reputational harm.

We also rely on a variety of direct marketing techniques, including telemarketing, SMS, email, and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, Controlling the Assault of Non-Solicited Pornography & Marketing Act (CAN-SPAM Act), and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, SMS, email, and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
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
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
Our principal executive offices are located at 1 Choice Hotels Circle, Suite 400, Rockville, Maryland 20850 and are leased from a third party. In 2021, the Company entered into an 11-year lease for office space in North Bethesda, Maryland for the purpose of relocating the Company's headquarters; the lease is expected to commence during 2023.
We lease two office spaces in the greater Phoenix, Arizona metropolitan area, which houses our reservation and property systems' information technology operations and our domestic SaaS technology solutions division, and as a result of the Radisson acquisition, we lease office spaces in Minneapolis, Minnesota and Omaha, Nebraska. The Company also rents office space for regional offices in Australia, the Netherlands, the United Kingdom, Germany, and France. Management believes that the Company’s existing properties and property commitments are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.
We discuss our limited hotel development and ownership program and strategy in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2022, we owned six Cambria hotels (located in Bloomington, MN; Columbia, SC; El Segundo, CA; Houston, TX; New Orleans, LA; and Pittsburgh, PA), a Radisson Blu (located in Bloomington, MN), a Radisson RED (located in Minneapolis, MN), and a Country Inn & Suites (located in Bloomington, MN).
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
Item 4.Mine Safety Disclosures.
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the New York Stock Exchange under the symbol "CHH". As of February 14, 2023, there were 926 holders of record of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2022:

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period (3)
January 31, 2022	30,165	$145.76	30,165	3,311,297
February 28, 2022	36,592	144.34	36,592	3,274,705
March 31, 2022	34,155	150.00	1,729	3,272,976
April 30, 2022	449	141.57	—	3,272,976
May 31, 2022	1,973	139.38	—	3,272,976
June 30, 2022	—	—	—	3,272,976
July 31, 2022	—	—	—	3,272,976
August 31, 2022	1,073,541	118.63	1,073,469	2,199,507
September 30, 2022(3)	931,459	111.69	930,917	6,268,590
October 31, 2022	553,832	117.62	553,776	5,714,814
November 30, 2022	420,914	121.36	420,312	5,294,502
December 31, 2022	619,338	116.27	619,338	4,675,164
Total	3,702,418	$117.43	3,666,298	4,675,164
(1)The Company’s share repurchase program was initially approved by the Board of Directors on June 25, 1998. The program has no fixed dollar amount or expiration date. Since the program's inception through December 31, 2022, the Company repurchased 55.4 million shares (including 33.0 million prior to the two-for-one stock split effected in October 2005) of common stock at a total cost of $1.9 billion. Considering the effect of the two-for-one stock split, the Company repurchased 88.4 million shares at an average price of $21.76 per share.
(2)During the year ended December 31, 2022, the Company redeemed 36,120 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the Board repurchase authorization.
(3)On September 14, 2022, the Board of Directors approved an increase in the number of shares authorized under its share repurchase program by five million shares.

STOCKHOLDER RETURN PERFORMANCE
The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P Hotels, Resorts & Cruise Lines index, and the S&P 400 Consumer Discretionary index. We have included the S&P 400 Consumer Discretionary index in our cumulative total return comparisons below, which reflects a change from the presentation in prior fiscal years. Management believes that the companies included in the S&P 400 Consumer Discretionary Index appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22
Choice Hotels International, Inc.	$100.00	$97.96	$93.28	$113.69	$136.11	$104.23	$140.99	$157.31	$206.82	$148.80	$150.78
NYSE Composite	$100.00	$98.89	$91.05	$105.89	$114.28	$99.00	$122.26	$140.84	$147.54	$126.07	$133.75
S&P Hotels, Resorts & Cruise Lines	$100.00	$91.69	$81.94	$101.23	$112.30	$55.54	$83.24	$92.37	$99.76	$67.61	$75.57
S&P 400 Consumer Discretionary	$100.00	$100.91	$82.07	$95.50	$103.88	$97.66	$136.08	$170.31	$173.75	$123.69	$137.21
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause disruptions to the global economy and the hospitality industry, including in the United States, where more than 80% of our franchised hotels are located. Reduced travel as a result of COVID-19 adversely impacted the hospitality industry generally and the Company, however, the development and distribution of effective vaccines and other containment efforts have been significant positive developments that have contributed to improved operating metrics since the second quarter of 2021. The extent to which the COVID-19 pandemic will continue to impact the hospitality industry generally and our operations remains uncertain and will depend in part on future developments, including the severity and duration of resurgences or variants of the virus, the effectiveness of actions by government authorities and the public to continue to contain the pandemic, and the potential for long-term adverse changes in consumer sentiment with respect to travel as a result of the pandemic.
Since the impacts of COVID-19 on the Company's business were first experienced in March 2020, trends have improved steadily. The full year 2022 domestic revenue per available room ("RevPAR") experienced an increase of approximately 12.4% and 14.6% relative to full year 2021 and full year 2019, respectively. As of both December 31, 2022 and December 31, 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations.
While the ultimate impact and duration of COVID-19 is uncertain and will depend on future developments, which are difficult to predict, the Company believes that it will continue to benefit in the long-term from its primarily franchise-only business model, which has historically provided a relatively stable earnings stream and low capital expenditure requirements. Further, as of December 31, 2022, the Company had approximately $281.6 million in cash and additional borrowing capacity through its senior unsecured revolving credit facility.
Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business, inclusive of those for the recently acquired Radisson Hotels Americas operations.

While the Company believes that the long-term fundamentals of the business remain strong, it will continue to adjust business contingency plans as it deems necessary as the COVID-19 pandemic evolves. For additional information, refer to Item 1A. Risk Factors.
Overview
We are primarily a hotel franchisor with franchised, managed and owned hotels representing 7,487 hotels open comprising 627,804 rooms and 988 hotels under construction, awaiting conversion or approved for development comprising 94,558 rooms as of December 31, 2022, located in 50 states, the District of Columbia and approximately 50 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition, our brands expanded to include Country Inn & Suites® by Radisson, Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and

Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 6 Cambria and 3 legacy Radisson Hotels Americas hotels, and the management of 13 legacy Radisson Hotels Americas hotels (inclusive of the Radisson Hotels Americas owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and travel-related partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with franchise system growth of our brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long term, any continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
We are required by our legacy Choice franchise agreements to use marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations and property management systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promote long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding marketing fees to be used for marketing activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer.

Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to hotels and reducing hotel operating costs.
We believe that executing our strategic priorities creates value for our shareholders over the long term. These key long-term goals are as follows:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor programs and travel-related partnerships and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and partnerships with other travel-related companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. The addition of the legacy Radisson brands in the Americas increased Choice's footprint in the upper midscale and upscale chain scales and introduced presence in the upper upscale chain scale. We expect that the Radisson Americas acquisition will enable us to further build on our momentum in the upscale chain scale, accelerating the growth of our Cambria Hotels and Ascend Hotel Collection brands and allowing us to expand the Radisson portfolio.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the heading Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional analysis. In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our Board of Directors, and activity under the share repurchase program. On December 6, 2021, the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. On February 24, 2022, May 24, 2022, September 22, 2022, and December 7, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.2375 per share of common stock.
In addition to our hotel franchising business, we have also developed or acquired 6 Cambria and 3 legacy Radisson Hotels Americas hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance. For legacy Choice brands, our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth and recognition of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee in the future.
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
Results of Operations: Royalty, licensing and management fees, operating income, net income and diluted earnings per share ("EPS") represent key measurements of our financial performance. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system, as well as our variable overhead costs.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, in addition to the Company's incremental spend to support franchisees and lower marketing and reservation system fees for certain periods most significantly impacted by the COVID-19 pandemic, quarterly and/or annual deficits may be generated. During the years ended December 31, 2022 and 2021 other revenues from franchised and managed properties exceeded expenses by $49.7 million and $83.9 million, respectively. During the year ended December 31, 2020, other expenses from franchised and managed properties exceeded revenues by $44.3 million.
Refer to MD&A heading "Operations Review" for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders which include acquisitions, share repurchases and dividends. The Company's declaration of quarterly dividends and activity under the share repurchase program have resumed, subject to future declarations by our Board of Directors, after being temporarily suspended at the height of the COVID-19 pandemic.
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
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee. The Company’s other revenues from franchised and managed properties financial statement line item reflect franchise marketing and reservation system revenues and management agreement cost reimbursements. The legacy Choice franchise marketing and reservation activities, legacy Radisson Hotels Americas franchise marketing activities, and legacy management agreement cost reimbursements operate at break-even based on the Company's contractual commitments regarding the manner such fees will be utilized. The legacy Radisson Hotels Americas reservation revenue, which is also recorded in the other revenues from franchised and managed properties line item, does not break even, based on the legacy Radisson Hotels Americas franchise contracts.
Additionally, the Company recognized $22.6 million in termination fees resulting from the exit of 110 WoodSpring units in the third quarter of 2022.
As a result, the Company excludes reimbursable revenue from franchised and managed properties and the extraordinary termination fees from franchisee when analyzing the performance of the business.
A similar non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee

	Year Ended December 31,
(in thousands)	2022	2021	2020
Total revenues	$1,401,949	$1,069,298	$774,072
Adjustments:
Reimbursable revenue from franchised and managed properties	(682,612)	(528,843)	(402,568)
Extraordinary termination fees from franchisee	(22,647)	—	—
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee	$696,690	$540,455	$371,504

Operations Review
Summarized financial results for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
(in thousands)	2022	2021
REVENUES
Royalty, licensing and management fees	$471,759	$397,218
Initial franchise fees	28,074	26,342
Procurement services	63,800	50,393
Owned hotels	70,826	37,833
Other	64,740	28,669
Other revenues from franchised and managed properties	702,750	528,843
Total revenues	1,401,949	1,069,298
OPERATING EXPENSES
Selling, general and administrative	207,275	145,623
Depreciation and amortization	30,425	24,773
Owned hotels	48,837	24,754
Other expenses from franchised and managed properties	653,060	444,946
Total operating expenses	939,597	640,096
Impairment of long-lived assets	—	(282)
Gain on sale of business and assets, net	16,249	13
Operating income	478,601	428,933
OTHER EXPENSES AND INCOME, NET
Interest expense	43,797	46,680
Interest income	(7,288)	(4,981)
Other loss (gain)	7,018	(5,134)
Equity in net (gain) loss of affiliates	(1,732)	15,876
Total other income and expenses, net	41,795	52,441
Income before income taxes	436,806	376,492
Income tax expense (benefit)	104,654	87,535
Net income	$332,152	$288,957

Results of operations
The Company recorded income before income taxes of $436.8 million for the year ended December 31, 2022, a $60.3 million increase from the same period of the prior year. The increase in income before income taxes primarily reflects a $49.6 million increase in operating income and a $17.6 million increase in equity in net (gain) loss of affiliates, partially offset by a $12.1 million increase in other loss (gain).
Operating income increased $49.6 million primarily due to a $74.6 million increase in royalty, licensing and management fees, a $36.0 million increase in other revenue, a $16.2 million increase in gain on sale of business assets, net, a $13.4 million increase in procurement services revenues, and a $9.0 million increase in owned hotels revenues in excess of expense, offset by a $61.7 million increase in selling, general and administrative (“SG&A”), a $34.2 million decrease in the net surplus generated from other franchised and managed properties activities, and an increase of $5.6 million in depreciation and amortization expense.
The primary reasons for these fluctuations, including the impact of the Radisson Hotels Americas acquisition, are described in more detail below.
Royalty, licensing and management fees
Domestic royalty fees for legacy Choice brands the year ended December 31, 2022 increased $43.0 million to $425.4 million from $382.4 million for the year ended December 31, 2021, an increase of 11%. The increase in domestic royalties for legacy Choice brands reflects a 12.4% increase in domestic RevPAR. System-wide RevPAR increased due to a 10.8% increase in average daily rates, a 80 basis point increase in occupancy, and a 4 basis point increase in the effective royalty rate from 5.01%

for the year ended December 31, 2021 to 5.05% for the year ended December 31, 2022, partially offset by a 3.3% decrease in the number of domestic franchised hotel rooms.
A summary of the Company’s domestic franchised hotels operating information for legacy Choice brands for the years ending December 31, 2022 and 2021 is as follows. These statistics exclude the acquired legacy Radisson brands. Additionally, the operating statistics for the Everhome Suites brand are not provided as the operating statistics are not representative of a stabilized brand which the Company defines as having at least 25 units open and operating for a twelve-month period.

	2022			2021*			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Comfort	$108.31	61.8%	$66.88	$98.22	60.1%	$59.05	10.3%	170	bps	13.3%
Sleep	95.29	59.5%	56.72	86.55	58.7%	50.85	10.1%	80	bps	11.5%
Quality	90.64	53.5%	48.53	83.88	53.5%	44.84	8.1%	—	bps	8.2%
Clarion	94.83	45.5%	43.13	88.09	43.1%	37.99	7.7%	240	bps	13.5%
Econo Lodge	72.04	49.6%	35.72	68.08	50.1%	34.08	5.8%	(50)	bps	4.8%
Rodeway	72.55	50.9%	36.96	68.01	50.9%	34.64	6.7%	—	bps	6.7%
WoodSpring	58.02	79.2%	45.94	51.66	79.6%	41.10	12.3%	(40)	bps	11.8%
MainStay	87.07	62.3%	54.24	80.25	62.1%	49.79	8.5%	20	bps	8.9%
Suburban	59.94	67.5%	40.46	55.36	70.0%	38.77	8.3%	(250)	bps	4.4%
Cambria Hotels	159.18	64.2%	102.13	132.48	56.2%	74.47	20.2%	800	bps	37.1%
Ascend Hotel Collection	154.32	56.3%	86.83	138.01	53.7%	74.11	11.8%	260	bps	17.2%
Total	$93.17	58.0%	$54.06	$84.06	57.2%	$48.10	10.8%	80	bps	12.4%
*The Company calculates RevPAR based on information as reported by franchisees. To accurately reflect RevPAR, the Company revised its prior years' operating statistics for the most current information provided.
A summary of domestic hotels and rooms for legacy Choice brands in our franchise system at December 31, 2022 and 2021 by brand is as follows:

	December 31, 2022		December 31, 2021		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort	1,685	132,523	1,665	130,963	20	1.2%	1,560	1.2%
Sleep	423	29,775	414	29,194	9	2.2%	581	2.0%
Quality	1,633	121,275	1,652	123,549	(19)	(1.2)%	(2,274)	(1.8)%
Clarion	178	19,630	189	21,837	(11)	(5.8)%	(2,207)	(10.1)%
Econo Lodge	702	42,112	734	44,107	(32)	(4.4)%	(1,995)	(4.5)%
Rodeway	503	28,364	528	30,275	(25)	(4.7)%	(1,911)	(6.3)%
WoodSpring(2)	212	25,592	302	36,374	(90)	(29.8)%	(10,782)	(29.6)%
Everhome	1	99	—	—	1	NM	99	NM
MainStay	115	7,891	101	6,994	14	13.9%	897	12.8%
Suburban	75	6,719	71	6,395	4	5.6%	324	5.1%
Cambria Hotels	65	8,865	57	7,869	8	14.0%	996	12.7%
Ascend Hotel Collection	196	20,091	200	20,473	(4)	(2.0)%	(382)	(1.9)%
Total(1), (2)	5,788	442,936	5,913	458,030	(125)	(2.1)%	(15,094)	(3.3)%
(1) In 2022, the Company reclassified seven properties located in the Caribbean from Domestic Franchises to International Franchises. Prior year hotel and room data have been reclassified for comparability.
(2) In July 2022 the Company received notice from an ownership group of its intent to exit 110 WoodSpring properties from the Choice system, which occurred in September 2022. Refer to Note 2 of our consolidated financial statements.
As of both December 31, 2022 and 2021, less than 1% of the Company's domestic hotel system had temporarily suspended operations due to governmental restriction or a franchisee’s election. These temporarily suspended hotels are included in the summary table above of legacy Choice domestic hotels in our franchise system.
International royalty fees for legacy Choice brands for the year ended December 31, 2022 increased $3.6 million to $18.4 million compared to the year ended December 31, 2021 as a result of improvements in RevPAR performance, despite reductions of the international franchise system size by 16 hotels (from 1,117 as of December 31, 2021 to 1,101 as of December

31, 2022), and a decrease by 1,248 rooms (from 121,716 as of December 31, 2021 to 120,468 as of December 31, 2022). As of December 31, 2022 and December 31, 2021, approximately 1% and 2%, respectively, of the Company's international branded hotels temporarily suspended operations due to governmental restriction or a franchisee’s election.
Royalty fees for the newly acquired Radisson Hotels Americas brands since the acquisition date of August 11, 2022 through December 31, 2022 were $19.5 million. As of December 31, 2022, Radisson Hotels Americas brands accounted for 508 and 51,473 domestic hotels and rooms, respectively, and 90 and 12,927 international hotels and rooms, respectively.
We expect the uncertainty surrounding the potential duration of the pandemic, including resurgences and new variants, as well as the rate and pace of vaccinations around the world, to continue to have the potential to impact the number of domestic and international hotels that remain open and operating and their operating performance.
Initial franchise fees
Initial franchise fee revenue increased $1.8 million from $26.3 million to $28.1 million during the years ended December 31, 2021 and 2022, respectively.
Initial franchise fees are generally paid to the Company when a franchisee executes a franchise agreement for a new property entering the system or an existing franchised property at time of an ownership change (referred to as a relicensing) or agreement renewal, however, the recognition of revenue is deferred until the hotel associated with the franchise agreement is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial franchise fees are recognized immediately in the period the agreement is terminated.
During the year ended December 31, 2022, the Company awarded 542 franchise agreements to legacy Choice brands representing 50,057 rooms compared to 528 franchise agreements representing 49,784 rooms for the year ended December 31, 2021. Domestic franchise agreements awarded to legacy Choice brands for new construction hotels totaled 194 representing 20,042 rooms during the year ended December 31, 2022 compared to 175 contracts representing 16,787 rooms for the year ended December 31, 2021. Conversion hotel awarded franchise agreements to legacy Choice brands totaled 348 representing 30,015 rooms for the year ended December 31, 2022 compared to 353 agreements representing 32,997 rooms for the year ended December 31, 2021. The Company awarded MDA commitments to legacy Choice brands of 44 franchise agreements representing 5,256 rooms during the year ended December 31, 2022, and 5 franchise agreements representing 610 rooms during the year ended December 31, 2021.
The Company awarded 519 domestic relicensing contracts to legacy Choice brands during the year ended December 31, 2022 compared to 346 executed during the year ended December 31, 2021. The Company awarded 36 domestic renewal agreements to legacy Choice brands during the year ended December 31, 2022 compared to 24 during the year ended December 31, 2021.
Since the August 11, 2022 acquisition date through December 31, 2022, the Company awarded 4 franchise agreements to Radisson Hotels Americas brands.
As of December 31, 2022, the Company's legacy Choice brands had 882 franchised hotels with 82,148 rooms under construction, awaiting conversion or approved for development in its domestic system as compared to 874 hotels and 75,017 rooms at December 31, 2021. The number of new construction franchised hotels in the Company’s legacy Choice brands domestic pipeline decreased from 657 at December 31, 2021 to 653 at December 31, 2022. New construction hotels typically average 18 to 36 months to open after the franchise agreement is executed. The number of conversion franchised hotels in the Company’s legacy Choice brands domestic pipeline increased from 217 at December 31, 2021 to 229 hotels at December 31, 2022. Conversion hotels typically open three to six months after the execution of a franchise agreement. The Company's domestic legacy Choice brands also had outstanding MDAs committing owners to future franchise development for 102 franchised hotels and 12,332 rooms at December 31, 2022 and 29 franchised hotels and 3,506 rooms December 31, 2021. Further, the Company had an additional 40 legacy Choice brands franchised hotels with 4,306 rooms under construction, awaiting conversion or approved for development in its international system as of December 31, 2022 compared to 40 hotels and 4,090 rooms at December 31, 2021.
As of December 31, 2022, the Company's Radisson Hotels Americas brands had 66 franchised hotels with 8,104 rooms under construction, awaiting conversion or approved for development in its global system.
Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of signing new franchise agreements. While the Company’s hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors that could impact items such as access to liquidity, availability of construction labor, and local governmental approvals and entitlements.

Procurement services: Procurement services revenues increased $13.4 million from $50.4 million for the year ended December 31, 2021 to $63.8 million for the year ended December 31, 2022. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors.
Owned hotels: The Company's revenues, net of expenses, from owned hotels increased $9.0 million from $13.0 million for the year ended December 31, 2021 to $22.0 million for the year ended December 31, 2022. These results reflect improved operating performance at our owned hotels and the net addition of 3 owned hotel during the comparative period as a result of the Radisson Hotels Americas acquisition (refer to Note 24 to our consolidated financial statements).
Other revenues: Other revenues increased $36.0 million from $28.7 million the year ended December 31, 2021 to $64.7 million for the year ended December 31, 2022 driven by an increase in termination fees, including $22.6 million resulting from the exit of 110 WoodSpring units in the third quarter of 2022, and other franchising revenues.
Selling, general and administrative expenses: The cost to operate the business is reflected in SG&A expenses on the consolidated statements of income, which were $207.3 million for the year ended December 31, 2022, an increase of $61.7 million from December 31, 2021. SG&A expenses experienced an increase resulting from the acquisition of Radisson Hotels Americas, inclusive of severance and transaction related-costs incurred of $39.6 million. SG&A expenses experienced further increases from general corporate purposes; lifting cost mitigation measures for the Company related to the COVID-19 pandemic, including compensation, benefits, travel, and conventions & meetings; and an increase in provision for credit losses in accounts receivable recorded in accordance with Topic 326. These were partially offset by a $11.5 million decrease in the Company's deferred compensation liabilities based on decreases in the underlying investments.
Depreciation and amortization: Depreciation and amortization expense was $24.8 million and $30.4 million for the year ended December 31, 2021, and 2022, respectively, increasing primarily due to the acquisition of Radisson Hotels Americas on August 11, 2022 and associated amortization from the portion of the purchase price allocated to contract asset acquisition costs.
Gain on sale of business and assets, net: The Company recognized gains of $16.2 million for the year ended December 31, 2022, primarily related to the sale of two owned hotel assets in the second and third quarters of 2022. These gains are partially offset by a reduction to the carrying value of an asset held for sale in the third quarter of 2022 and the sale and conversion of an international direct franchising market to a master franchising market in the second quarter of 2022.
Other loss (gain): The Company recorded other net loss of $7.0 million for the year ended December 31, 2022, compared to other net gains of $5.1 million for the year ended December 31, 2021. The losses for the year ended December 31, 2022 relate to decreases in the Company's deferred compensation assets based on decreases in the underlying investments and by foreign currency transaction losses.
Equity in net (gain) loss of affiliates: The Company recorded net gains of $1.7 million from its unconsolidated affiliates during the year ended December 31, 2022 compared to net losses of $15.9 million for the year ended December 31, 2021. These investments in affiliates relate to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
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
Income tax expense (benefit): The Company's effective income tax rates were 24.0% and 23.3% for the years ended December 31, 2022 and 2021, respectively.
The effective income tax rates for the years ended December 31, 2022 and December 31, 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to state income taxes and tax expense related to compensation, partially offset by federal income tax credits. The effective income tax rate for the year ended December 31, 2021 was also higher due to a reduction in the net carrying value of its Dutch deferred tax asset.
Refer to Choice Hotels International, Inc. 2021 10-K Annual Report "Comparison of 2021 and 2020 Operating Results" under Item 7. Management's Discussion and Analysis for details regarding changes between 2021 and 2020.
Liquidity and Capital Resources
Our Company historically generates strong and predictable operating cash flows primarily from our hotel franchising operations and the initial and continuing fees attributable to our franchise agreements. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders, while maintaining a strong balance sheet and financial flexibility. The Company's short-term and long-term liquidity requirements primarily arise from working capital needs, debt obligations, income tax payments, dividend payments, share repurchases, capital expenditures and investments in growth opportunities.
The Radisson transaction closed on August 11, 2022 with a purchase price of $673.9 million, net of leakage and certain prepaid expenses. The purchase price, net of cash acquired, was $550.4 million.
The Company's 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was repaid at maturity.
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends and activity under the Company's share repurchase program. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by our Board of Directors and activity under the share repurchase program. On December 6, 2021, the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock, which was paid in January 2022. During the year ended December 31, 2022, the Company's Board of Directors declared cash dividends at a quarterly rate of $0.2375 per share of common stock.

Our Board of Directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote growth of our brands. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $484.8 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of December 31, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current Board of Directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of December 31, 2022, the Company had commitments to extend an additional $330.4 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company's primary sources of liquidity as of December 31, 2022 consisted of $281.6 million in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of December 31, 2022, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash flows from operations and available financing capacity provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business, inclusive of those for the recently acquired Radisson Hotels Americas operations.
Operating Activities
During the years ended December 31, 2022, 2021 and 2020, net cash provided by operating activities totaled $367.1 million, $383.7 million, and $110.1 million, respectively. Operating cash flows decreased $16.6 million from the year ended December 31, 2021 to the year ended December 31, 2022 primarily due to increases in franchise agreement acquisition cost payments and timing of working capital and deferred items, partially offset by an increase in operating income, excluding certain non-cash charges.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the years ended December 31, 2022, 2021 and 2020, the Company's net advances for these purposes totaled $54.5 million, $38.2 million, and $36.5 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At December 31, 2022, the Company had commitments to extend an additional $330.4 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s legacy Choice franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. The franchised and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exceptions of certain contractual elements concerning reservation fees, which are not required to breakeven over time and which are insignificant to overall operating net income. During the years ended 2022 and 2021, other revenues from franchised and managed properties exceeded expenses by $49.7 million and $83.9 million, respectively. During the year ended 2020, other expenses from franchised and managed properties exceeded revenues by $44.2 million.
Investing Activities
Our Board of Directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $484.8 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of December 31, 2022, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current Board of Directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment, and our assessment of the ongoing impacts of the COVID-19 pandemic.
Cash utilized for investing activities totaled $442.4 million, $78.9 million and $24.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in cash utilized for investing activities from 2021 to 2022 primarily reflects the following:
On August 11, 2022, the Company acquired 100% of the issued and outstanding equity interest of Radisson Hotels Americas for a purchase price, net of Disclosed Leakage of approximately $673.9 million. The purchase price, net of cash acquired, was $550.4 million. To fund the transaction, Choice drew $175 million on the Company's existing $600 million unsecured credit facility, and funded the remainder with cash on hand. On the transaction date, the Company acquired approximately $10.4 million in restricted cash based on provisions of an assumed mortgage on an acquired hotel property of $56.0 million. Subsequent to the acquisition closing date, this mortgage was repaid in full using cash we acquired and, as a result, the associated cash restrictions were lifted. Refer to Note 24 to our consolidated financial statements for further discussion.
During the years ended December 31, 2022, 2021 and 2020, capital expenditures in property and equipment totaled $90.0 million, $74.3 million, and $33.6 million, respectively. The change in capital expenditures primarily reflects increased costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including ongoing construction and acquisition of land parcels for hotel development.
During the year ended December 31, 2022, the Company realized net proceeds of $166.6 million from the sale of three Cambria hotels, one parcel of land and a sale and conversion of an international direct franchising market to a master franchising market. During the year ended December 31, 2021, the Company realized proceeds of $6.1 million from the sale of a commercial office building previously awarded to the Company pursuant to a court settlement. The Company did not make sales of this nature during the year ended December 31, 2020.
In September 2021 and April 2022, the Company reached settlements with independent borrowers holding senior and mezzanine loans classified as collateral-dependent, collateralized by operating hotels. The key terms of the settlements resulted in a deed in lieu of foreclosure on each operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreements, as exchanged on October 1, 2021 and April 14, 2022, respectively. The Company accounted for the acquisition of each hotel as an asset acquisition in the fourth quarter of 2021 (acquired net cash of $0.3 million) and second quarter of 2022 (paid net cash of $0.9 million), respectively.
During the year ended December 31, 2022, the Company recognized contract termination fee revenue of $22.6 million related to the termination of 110 WoodSpring units. The termination fee revenue represents $67.4 million in consideration received, less the $44.7 million carrying basis of the related contract intangibles initially established at the time of the WoodSpring acquisition.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. During the years ended December 31, 2022, 2021 and 2020, the Company invested $3.1 million, $2.8 million, and $5.5 million, respectively, to support these efforts. In addition, during the years ended December 31, 2021 and 2020, the Company received distributions and sales proceeds from these affiliates totaling $15.6 million and $10.8 million, respectively. The Company received no distributions from affiliates for the year ended December 31, 2022. To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $14.1 million to support these efforts.

The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of December 31, 2022 and December 31, 2021. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 23 to our consolidated financial statements for further discussion.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the years ended December 31, 2022, 2021 and 2020, the Company advanced $5.6 million, $20.1 million, and $9.8 million for these purposes, respectively, and received repayments totaling $1.0 million, $0.2 million, and $6.5 million for these purposes, respectively. At December 31, 2022, the Company had commitments to extend an additional $1.8 million for these purposes provided certain conditions are met by its franchisees.
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
The Company has exercised multiple one-year extension options on the Restated Credit Agreement in exchange for fees. As a result of extensions in 2021 and 2022, the full $600 million senior unsecured credit facility matures on August 20, 2026.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At December 31, 2022, the Company maintained a total leverage ratio of 2.13x and was in compliance with all financial covenants under the Restated Credit Agreement.
In the third quarter of 2020, the Company utilized excess cash on hand to pay down the senior unsecured revolving credit facility balance in full and remained undrawn as of December 31, 2020 and 2021. On August 11, 2022, to fund the Radisson Hotels Americas acquisition, the Company drew $175 million on the senior unsecured revolving credit facility and funded the remainder with cash on hand. At December 31, 2022, there is approximately $360 million outstanding on the senior unsecured revolving credit facility.
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement. The Amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Revolver by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from LIBOR to an adjusted Secured Overnight Financing Rate. The pricing and other terms applicable to the Increased Commitments are the same as those applicable to the existing revolving loan commitments that were in effect prior to the Amendment. Except as amended by the Amendment, the remaining terms of the unsecured credit facility remain in full force and effect.
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

The 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was repaid at maturity.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At December 31, 2022, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten year corporate headquarters lease will be forgiven in full. The advances will be included in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in compliance with all applicable current performance conditions as of December 31, 2022.
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

Dividends
In April 2020, in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. Given our strong liquidity and credit profile, in May 2021, the Company resumed the payment of quarterly dividends and declared a quarterly cash dividend of $0.225 per share of common stock, subject to future declarations by our Board of Directors. On December 6, 2021,the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock, and paid $52.5 million in cash dividends.
We expect that cash dividends will continue to be paid in the future, subject to declaration by our Board of Directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2023 are estimated to be approximately $49.6 million.
The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
Share Repurchases & Redemptions
In 1998, we instituted a share repurchase program. The Company may purchase stock under the share repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the consolidated balance sheets.
In April 2020 in light of uncertainty resulting from the COVID-19 pandemic, we suspended activity under our share repurchase program. In May 2021, the Company's Board of Directors approved resumption of the share repurchase program.
During the year ended December 31, 2022, the Company repurchased 3.7 million shares of its common stock under the share repurchase program at a total cost of $429.4 million. In total through December 31, 2022, the Company repurchased 55.4 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $1.9 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 88.4 million shares at an average price of $21.76 per share.
On September 14, 2022, the Board of Directors approved an increase in the number of shares authorized under its share repurchase program by five million shares. As of December 31, 2022, the Company had 4.7 million shares remaining under the current share repurchase authorization.
During the year ended December 31, 2022, the Company redeemed 36.1 thousand shares of common stock at a total cost of $5.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the year ended December 31, 2022, the Company received proceeds of $3.8 million from stock options exercised by employees.
The following table summarizes material contractual obligations (excluding previously addressed debt obligations; financing, investment, guaranty, and franchise agreement acquisition commitments to franchisees; and deferred compensation plan liabilities) as of December 31, 2022:

	Payment due by period
(in thousands)	Total	Less than 1 year	Greater than 1 year
Purchase obligations	47,205	24,830	22,375
Commitments for leases not yet commenced(1)	60,897	—	60,897
Total contractual obligations	$108,102	$24,830	$83,272
(1) Commitments for leases not yet commenced represents future fixed payments, excluding anticipated tenant allowances, under leases that are not included in the consolidated balance sheet. For future lease payments related to leases that have commenced and are included in the consolidated balance sheet, refer to Note 19 to our consolidated financial statements.
The total amount of unrecognized tax positions and the related interest and penalties totaled $12.2 million at December 31, 2022. Due to the uncertainty with respect to the timing and amounts of payments in connection with these positions, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Refer to Note 15 to our consolidated financial statements.

Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. We have described below those policies that we believe are critical and require the use of complex judgment or significant estimates in their application. Additional discussion of these policies is included in Note 1 to our consolidated financial statements.
Revenue Recognition
Franchise agreements
Revenues are primarily derived from franchise agreements with third-party hotel owners. Franchise fees include the following:
•Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees. Royalty fees are recognized within royalty, licensing and management fees revenue in the consolidated statements of income.
•Initial franchise fees. Initial franchise fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These fees are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees are typically recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
•Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance, non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.
•Marketing and reservation system revenues. The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, providing a centralized reservation and property management system, providing reservation and revenue management services, and performing certain franchise services to support the operation of the overall franchise system. The marketing and reservation system revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income. These services are comprised of multiple fees including the following:
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
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received within other expenses from franchised and managed properties in the consolidated statements of income, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending.

Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination, and are recorded within SG&A expenses.
We make certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition cost”). We capitalize such payments as intangible assets. These intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty, licensing and management fees and other revenues from franchised and managed properties. Impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, are recorded within the SG&A expenses and other expenses from franchised and managed properties.
The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations:
•Procurement services revenues. The Company generates procurement services revenues from qualified vendors. Procurement services revenues are generally based on marketing services provided by the Company on behalf of and access provided to our qualified vendors to hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within procurement services revenue in the consolidated statements of income.
Managed Hotels
The Company manages 13 legacy Radisson Hotels Americas hotels (inclusive of the three Radisson branded owned hotels). The management agreements provide for use of the Company's marks and hotel management services, include providing day-to-day management services in the operation of the hotels for the hotel owners. Fees generated from management agrees are recognized to revenue over time as hotel owners pay for access to these services for the duration of the management agreement, and include base and incentive management fees. Base management fees are generally based on a percentage of the hotel's monthly gross revenue and invoiced and collected monthly. Incentive management fees are generally based on a percentage of the hotel's operating profits as measured and invoiced on an annual basis. Base and incentive management fee revenues are recognized within royalties, licensing and management fees in the consolidated statements of income. Refer to Note 23 regarding discussion of management agreement guarantees.
The Company's management agreements include contemplation of amounts that are contractually reimbursed to us by property owners, either directly or indirectly, relating to certain costs and expenses paid by us in support of the operations of these properties. These reimbursements include payroll and related costs and certain other operating costs of the managed properties' operations, which are reimbursed to us by the property owners as expenses are incurred. Revenue related to these direct reimbursements is recognized based on the amount of expenses incurred by the Company, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income or net income. Revenues related to marketing and reservations are recognized over time and are intended to reimburse us, indirectly, for expenses incurred in the execution of marketing and reservation services. These managed revenues are presented within other revenues from managed and franchised properties in our consolidated statements of operations.
Owned Hotels
The Company owned nine hotels at December 31, 2022 and six hotels at December 31, 2021, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered.
Other ancillary goods and services at owned hotels are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals and parking fees.

Guest Loyalty Programs
Choice Privileges and Radisson Rewards Americas are the Company’s frequent guest loyalty programs, which enable members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of loyalty program members’ gross room revenue from completed stays to operate the program. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated value of future redemptions is reflected in current and non-current liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty programs is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. Loyalty program point redemption revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income. Changes in the estimates used in developing the breakage rate or other expected future program operations could result in material changes to the liability for guest loyalty program and deferred revenues.
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and sale of Choice Privileges points, in exchange for fees primarily comprising variable consideration paid each month. Choice Privileges members can earn points through participation in the partner’s program. Partner agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to hotel guests. Allocation of fixed and variable consideration to the performance obligations is based on standalone selling price as estimated based on market and income methods, which represent significant judgments. The amounts allocated to brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, primarily within royalty, licensing and management fees and procurement services revenue. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as points are redeemed including an estimate of breakage, primarily within other revenues from franchised and managed properties.
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
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2022, 2021 and 2020, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles primarily resulting from terminations of franchisees from the Choice system or significant delinquencies in construction or invoice payments.
During 2020, the Company recognized impairments attributable to the long-lived assets of a commercial office building and a real estate parcel.

~~•~~On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. Prior to initial lease term expiration of the building's single tenant, the tenant provided notice that the lease renewal options would not be exercised. Management identified this as a triggering event requiring the interim reevaluation of the commercial office building's long-lived assets. During the third quarter of 2020, recoverability of the long-lived asset group was assessed based on undiscounted expected cash flows of the asset group aligned with management’s present long-term strategy for the building, and management concluded the undiscounted expected cash flows were less than the carrying amount of the asset group. An impairment charge was recorded for the excess of the carrying value over the fair value of the asset group. To estimate the fair value of the long-lived asset group, the Company utilized a combination of market and income approach valuation methods. The Company recognized a non-cash pretax long-lived asset group impairment charge in the amount of $4.3 million during the third quarter of 2020. In 2021, the Company committed to a plan to sell the commercial office building. The building was sold in November 2021 for $6.1 million, resulting in a gain of $13 thousand reflected within gain (loss) on sale of business and assets, net on the consolidated statements of income in the fourth quarter of 2021.
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
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2022, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recorded and a quantitative test was not required.
Valuation of Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable (for example, due to loan defaults), significant under performance relative to historical or projected operating performance, and significant negative industry, market or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairment charges are recorded to earnings. During the years ended December 31, 2022 and 2021, the Company recognized impairment charges of $0.2 million and $19.3 million, respectively, related to multiple investments in affiliates accounted for under the equity method. The impairment charges are classified as equity in net loss of affiliates in the consolidated statements of income. The Company recognized no impairment charges during the year ended December 31, 2020.
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
When the Company determines that a trade or note receivable is not collectible, the account is written-off to the associated allowance for credit losses.
Historically, the Company has considered its credit risk associated with accounts receivables to be partially mitigated due to the dispersion of these receivables across a large number of geographically diverse franchisees. During the year ended December 31, 2022, the Company recorded provisions for credit losses on accounts receivable of $0.4 million in SG&A expenses and $1.4 million in marketing and reservation system expenses. During the year ended December 31, 2021, the Company recorded reversals of provisions for credit losses on accounts receivable of $4.4 million in SG&A expenses and $7.3 million in marketing and reservation system expenses, after considering improved collection patterns and economic and credit conditions.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Historically, deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company has implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company will not record any additional deferred taxes for this item in 2022.
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
New Accounting Standards
Refer to the "Recently Adopted & Issued Accounting Standards" section of Note 1 of our consolidated financial statements for information related to our adoption and assessment of new accounting standards in 2022.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $32.4 million at December 31, 2022 and we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At December 31, 2022, the Company had $360.0 million of variable interest rate debt instruments outstanding at an effective rate of 5.37%. A hypothetical change of 10% in the Company’s effective interest rate from December 31, 2022 levels would increase or decrease annual interest expense by $1.9 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.

Item 8.Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Accounting for Guest Loyalty Programs
Description of the Matter
The Company recognized $109.3 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $137.3 million and $93.4 million, respectively, as of December 31, 2022, associated with the Choice Privileges Loyalty Program and the Radisson Americas Loyalty Program that was acquired on August 11, 2022, as part of the acquisition of Radisson Hotels Americas (“the Guest Loyalty Programs”).

As discussed in Note 1 to the consolidated financial statements, loyalty points earned represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Guest Loyalty Programs is developed based on an estimate of the eventual redemption rates on future redemption behavior and point values using various actuarial methods. The amount of the Guest Loyalty Programs fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures.

Auditing the Guest Loyalty Programs results is complex due to: (1) the complexity of the models used to account for the Guest Loyalty Programs results; and (2) the complexity of estimating the future redemption rate and Guest Loyalty Programs point values. Such estimates are highly judgmental given the significant estimation uncertainty associated with expected redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Choice Privileges Guest Loyalty Programs during the year. For example, we tested controls over management’s review of the assumptions and data inputs used in the accounting model and the actuarial methods used to estimate the ultimate redemption rate of Choice Privileges Guest Loyalty Programs points.

To test the recognition of revenues and liabilities associated with the Guest Loyalty Programs, we performed audit procedures that included, among others, testing the completeness and accuracy of the data and significant assumptions used in the models and assessing the accounting models developed by the Company to recognize the related revenue and the liabilities. For example, we tested significant inputs into the accounting models, including the Guest Loyalty Programs point values and the recognition of points earned and redeemed during the period. With the assistance of our actuarial specialists, we evaluated management’s methodologies as well as the actuarial assumptions used in estimating the Guest Loyalty Programs expected redemption rates.

Accounting for Acquisitions
Description of the Matter	On August 11, 2022, the Company completed its acquisition of Radisson Hotels Americas (“Radisson”) for net consideration of approximately $674 million, as disclosed in Note 24 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Radisson was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which principally consisted of in-place franchise agreements and brand intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying significant assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the in-place franchise agreements and brand intangible assets. The significant assumptions used to estimate the value of these assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred and the acquired asset values. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of the in-place franchise agreements and brand intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and testing the significant assumptions used by the Company's valuation specialist. Our procedures included evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates and reconciling the prospective financial information utilized by the company’s valuation specialists with other prospective financial information prepared by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other business combinations, to the historical results of the acquired business and to other guidelines used by companies within the same industry. Specifically, when assessing the key assumptions, we focused on revenue growth rates and operating profit margin that would drive these forecasted growth rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia

March 1, 2023

CONSOLIDATED FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Royalty, licensing and management fees	$471,759	$397,218	$263,308
Initial franchise fees	28,074	26,342	25,906
Procurement services	63,800	50,393	45,242
Owned hotels	70,826	37,833	20,168
Other	64,740	28,669	16,880
Other revenues from franchised and managed properties	702,750	528,843	402,568
Total revenues	1,401,949	1,069,298	774,072
OPERATING EXPENSES
Selling, general and administrative	207,275	145,623	148,910
Depreciation and amortization	30,425	24,773	25,831
Owned hotels	48,837	24,754	16,066
Other expenses from franchised and managed properties	653,060	444,946	446,847
Total operating expenses	939,597	640,096	637,654
Impairment of long-lived assets	—	(282)	(14,751)
Gain on sale of business and assets, net	16,249	13	—
Operating income	478,601	428,933	121,667
OTHER EXPENSES AND INCOME, NET
Interest expense	43,797	46,680	49,028
Interest income	(7,288)	(4,981)	(7,688)
Loss on extinguishment of debt	—	—	16,565
Other loss (gain)	7,018	(5,134)	(4,533)
Equity in net (gain) loss of affiliates	(1,732)	15,876	15,289
Total other income and expenses, net	41,795	52,441	68,661
Income before income taxes	436,806	376,492	53,006
Income tax expense (benefit)	104,654	87,535	(22,381)
Net income	$332,152	$288,957	$75,387

Basic earnings per share	$6.05	$5.20	$1.36
Diluted earnings per share	$5.99	$5.15	$1.35

 The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
Net income	$332,152	$288,957	$75,387
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(637)	72	(96)
Other comprehensive (loss) income, net of tax:	(637)	72	(96)
Comprehensive income	$331,515	$289,029	$75,291

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$41,566	$511,605
Accounts receivables (net of allowance for credit losses of $23,435 and $34,149, respectively)	216,614	153,147
Income taxes receivable	4,759	12,511
Notes receivable (net of allowance for credit losses of $4,125 and $4,318, respectively)	52,466	54,453
Prepaid expenses and other current assets	32,517	29,945
Total current assets	347,922	761,661
Property and equipment, net	427,306	377,367
Operating lease right-of-use assets	68,985	34,183
Goodwill	218,653	159,196
Intangible assets, net	742,190	312,389
Notes receivable (net of allowance for credit losses of $6,047 and $12,461, respectively)	55,577	66,451
Investments, employee benefit plans, at fair value	31,645	33,946
Investments in affiliates	30,647	27,967
Deferred income taxes	88,182	68,643
Other assets	91,068	90,021
Total assets	$2,102,175	$1,931,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$118,863	$81,169
Accrued expenses and other current liabilities	131,410	104,472
Deferred revenue	92,695	81,538
Liability for guest loyalty program	89,954	86,765
Current portion of long-term debt	2,976	216,351
Total current liabilities	435,898	570,295
Long-term debt	1,200,547	844,123
Long-term deferred revenue	134,149	105,785
Deferred compensation and retirement plan obligations	36,673	38,690
Income taxes payable	15,482	20,642
Operating lease liabilities	70,994	35,492
Liability for guest loyalty program	47,381	41,785
Other liabilities	6,391	9,130
Total liabilities	1,947,515	1,665,942
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2022 and December 31, 2021; 52,200,903 and 55,609,226 shares outstanding at December 31, 2022 and December 31, 2021, respectively	951	951
Additional paid-in-capital	298,053	259,317
Accumulated other comprehensive loss	(5,211)	(4,574)
Treasury stock, at cost; 42,864,735 and 39,456,412 shares at December 31, 2022 and December 31, 2021, respectively	(1,694,857)	(1,265,032)
Retained earnings	1,555,724	1,275,220
Total shareholders’ equity	154,660	265,882
Total liabilities and shareholders’ equity	$2,102,175	$1,931,824

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$332,152	$288,957	$75,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,425	24,773	25,831
Depreciation and amortization - marketing and reservation system	33,488	25,721	22,625
Franchise agreement acquisition cost amortization	15,666	13,222	11,310
Impairment of long-lived assets	—	282	14,751
Loss on extinguishment of debt	—	—	16,565
(Gain) loss on sale and disposal of assets, net	(16,251)	530	—
Non-cash stock compensation and other charges	42,974	35,731	9,690
Non-cash interest, investment, and affiliate (income) loss, net	7,365	(13,509)	(6,723)
Deferred income taxes	(19,642)	(1,006)	(44,826)
Equity in net loss of affiliates, less distributions received	489	23,985	15,439
Franchise agreement acquisition costs, net of reimbursements	(54,527)	(38,230)	(36,479)
Change in working capital and other, net of acquisition	(5,078)	23,240	6,491
Net cash provided by operating activities	367,061	383,696	110,061
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(89,954)	(74,294)	(33,603)
Investment in intangible assets	(3,631)	(3,573)	(1,359)
Proceeds from sales of assets	166,568	6,119	—
Asset acquisitions, net of cash acquired	(856)	—	—
Cash received from extinguishment of notes receivable	—	301	—
Proceeds from sale of tax credits for rehabilitation of historic building	—	—	9,197
Business acquisition, net of cash acquired	(550,431)	—	—
Proceeds from termination of intangibles	44,711	—	—
Contributions to investments in affiliates	(3,148)	(2,778)	(5,454)
Distributions and sales proceeds from investments in affiliates	—	15,554	10,798
Purchases of investments, employee benefit plans	(4,185)	(1,705)	(2,562)
Proceeds from sales of investments, employee benefit plans	1,908	2,609	2,478
Issuance of notes receivable	(5,647)	(20,133)	(9,845)
Collections of notes receivable	975	213	6,494
Other items, net	1,260	(1,239)	(623)
Net cash used in investing activities	(442,430)	(78,926)	(24,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Term Loan	—	—	249,500
Proceeds from issuance of 2020 Senior Notes	—	—	447,723
Net borrowings (repayments) pursuant to revolving credit facilities	360,000	—	(18,480)
Principal payments on long-term debt	(216,571)	—	(473,857)
Payments to extinguish long-term debt	—	—	(14,347)
Payments to extinguish acquired debt	(55,975)	—	—
Proceeds from acquired derivative	1,943	—	—
Debt issuance costs	(44)	(365)	(4,620)
Purchases of treasury stock	(434,767)	(13,365)	(55,450)
Dividends paid	(52,545)	(25,044)	(25,274)
Proceeds from exercise of stock options	3,809	11,054	10,203
Net cash (used in) provided by financing activities	(394,150)	(27,720)	115,398

Net change in cash and cash equivalents	(469,519)	277,050	200,980
Effect of foreign exchange rate changes on cash and cash equivalents	(520)	(224)	33
Cash and cash equivalents at beginning of period	511,605	234,779	33,766
Cash and cash equivalents at end of period	$41,566	$511,605	$234,779

Supplemental disclosure of cash flow information:
Cash payments during the year for
Income taxes, net of refunds	$115,972	$106,539	$8,605
Interest, net of capitalized interest	$46,908	$43,939	$45,145
Non-cash investing and financing activities
Dividends declared but not paid	$13,136	$13,208	$—
Asset acquisition from extinguishment of note receivable	$20,446	$21,133	$—
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$5,383	$3,518	$1,421

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2019	55,702,628	$951	$231,160	$(4,550)	$(1,219,905)	$968,833	$(23,511)
Cumulative-effect adjustment (1)	—	—	—	—	—	(6,831)	(6,831)
Net income	—	—	—	—	—	75,387	75,387
Other comprehensive income (loss), net of tax	—	—	—	(96)	—	—	(96)
Share-based payment activity (2)	506,953	—	2,761	—	14,877	(437)	17,201
Dividends declared (2)	—	—	—	—	—	(12,452)	(12,452)
Treasury purchases	(674,027)	—	—	—	(55,450)	—	(55,450)
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	288,957	288,957
Other comprehensive income (loss), net of tax	—	—	—	72	—	—	72
Share-based payment activity (2)	185,867	—	25,396	—	8,811	8	34,215
Dividends declared (2)	—	—	—	—	—	(38,245)	(38,245)
Treasury purchases	(112,195)	—	—	—	(13,365)	—	(13,365)
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	332,152	332,152
Other comprehensive income (loss), net of tax	—	—	—	(637)	—	—	(637)
Share-based payment activity (2)	294,095	—	38,736	—	4,941	—	43,677
Dividends declared ($0.2375 per share) (2)	—	—	—	—	—	(51,648)	(51,648)
Treasury purchases	(3,702,418)	—	—	—	(434,766)	—	(434,766)
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660

(1) Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent amendments issued thereafter (collectively "Topic 326"), which was adopted on January 1, 2020. Refer to Note 4.
(2) On February 28, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.225 per share of common stock payable on April 16, 2020. In April 2020, subsequent to the payment of the dividend and in light of uncertainty resulting from the COVID-19 pandemic, we suspended future, undeclared dividends. In May 2021, the Company resumed payment of quarterly dividends, subject to future declarations by the Company's Board of Directors, and declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of certain performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.

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
Acquisition of Radisson Hotels Americas
On August 11, 2022, the Company completed the acquisition (the "Transaction") of (1) all of the issued and outstanding shares of Radisson Hospitality, Inc. and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas"). With the close of this Transaction, Choice Hotels International has added approximately 67,000 rooms across the United States, Canada, Caribbean and Latin America. The Transaction expands the Company's footprint in international markets and the upper-upscale and upscale full-service chain scales and enhances guest offerings in the core upper-midscale chain scale. The Transaction also accelerates our asset-light strategy of growth in higher revenue travel chain scales and locations.
The Company has determined it is the accounting acquirer of Radisson Hotels Americas and has accounted for the Transaction as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date, with the exception of certain asset and liabilities which were accounted for in accordance with provisions of ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Refer to Note 24.
The Company's significant accounting policies herein address elements attributable to Radisson Hotels Americas balances and activity.
Revenue Recognition
Franchise agreements
Revenues are primarily derived from franchise agreements with third-party hotel owners. The majority of the Company’s performance obligations are a series of distinct services, as described in more detail below, for which the Company receives variable consideration through franchise fees. The Company enters into franchise agreements to provide franchisees with a limited non-exclusive license to utilize the Company’s registered brand trade names and trademarks, marketing and reservation services, and other miscellaneous franchise services. These agreements typically have an initial term from 10 to 30 years, with provisions permitting franchisees or the Company to terminate the franchise agreement upon designated anniversaries of the hotel opening before the end of the initial term. An up-front initial franchise fee is assessed to third-party hotel owners to affiliate with our brands, which is typically paid prior to agreement execution and is non-refundable. After hotel opening, fees are typically generated based on a percentage of gross room revenues or as designated transactions and events occur (such as when a reservation is delivered to the hotel through a specified channel) and are invoiced by the Company in the following month.
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
•Material rights for free or discounted goods or services to hotel guests: Primarily consists of the points issued under the Company’s guest loyalty programs, Choice Privileges and Radisson Rewards Americas.

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
    Franchise fees include the following:
•Royalty fees. Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. These fees are billed and collected monthly and revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees. Royalty fees are recognized within royalty, licensing and management fees revenue in the consolidated statements of income.
•Initial franchise fees. Initial franchise fees are charged when (i) new hotels enter the franchise system; (ii) there is a change of ownership; or (iii) existing franchise agreements are extended. These fees are recognized as revenue ratably as services are provided over the enforceable period of the franchise agreement. The enforceable period is the period from hotel opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. Deferred revenues from initial and relicensing fees are typically recognized over a five to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts will be recognized to revenue in the period of termination.
•Other revenue. Other revenue is a combination of miscellaneous non-marketing and reservation system fees, inclusive of quality assurance, non-compliance and franchisee training fees, and is recognized in the period the designated transaction or event has occurred.

The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services such as advertising, access to centralized reservation and property management systems, revenue management services and/or software, and certain franchise services to support the operation of the overall franchise system. The marketing and reservation system revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income. These services are comprised of multiple fees including the following:
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
•Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty programs. The revenue recognition of these programs is discussed in Material rights for free or discounted goods or services to hotel guests below.
Marketing and reservation system expenses are those expenses incurred to facilitate the delivery of marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities required to carry out marketing and reservation services. Marketing and reservation system expenses are recognized as services are incurred or goods are received within other expenses from franchised and managed properties in the consolidated statements of income, and as such may not equal marketing and reservation system revenues in a specific period but are expected to equal revenues earned from franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the system surpass the balances currently available and recover such advances in future periods through additional fee assessments or reduced spending.
    Material rights for free or discounted goods or services to hotel guests
Choice Privileges and Radisson Rewards Americas are the Company’s frequent guest loyalty programs, which enable members to earn points based on their spending levels with the Company’s franchisees or certain vendors (refer to Partnership agreements header below). The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of loyalty program members’ gross room revenue from completed stays to operate the programs. At such time points are redeemed for free accommodations or other benefits, the Company reimburses franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
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
The Company is an agent in coordinating delivery of the services between the loyalty program member and franchisee or third party, and as a result, revenues are recognized net of the cost of redemptions. The estimated value of future redemptions is reflected in current and non-current liability for guest loyalty program in our consolidated balance sheets. The liability for guest loyalty programs is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to outstanding points, which is relieved as redemption costs are processed. The amount of the loyalty program fees in excess of the point liability represents current and non-current deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for current and non-current designation of each liability. As of December 31, 2022, the current and non-current deferred revenue balances are $61.0 million and $32.5 million, respectively. Loyalty points are typically redeemed within three years of issuance. Loyalty program point redemption revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income.
The Company also earns revenues on contracts incidental to the support of operations for franchised hotels, including purchasing operations.
Partnership Agreements
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and sale of loyalty points, in exchange for fees primarily comprising variable consideration paid each month. Loyalty members can earn points through participation in the partner’s program.
Partnership agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to hotel guests. Allocation of fixed and variable consideration to the performance obligations is based on standalone selling price as estimated based on market and income methods, which represent significant judgments. The amounts allocated to brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, primarily within royalty, licensing and management fees and procurement services revenue. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as points are redeemed including an estimate of breakage, primarily within other revenues from franchised and managed properties.
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
Qualified vendor agreements comprise a single performance obligation, which is satisfied over time based on the access afforded and services provided to the qualified vendor for the stated duration of the agreement. Fixed consideration is allocated and recognized ratably to each period over the term of the agreement. Variable consideration is determined and recognized in the period when sales to franchisees or guests from vendors are known or cash payment has been remitted. Qualified vendor revenues are recognized within procurement services revenue in the consolidated statements of income.
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
Managed Hotels
The Company manages 13 legacy Radisson Hotels Americas hotels (inclusive of the three Radisson Hotels Americas branded owned hotels). The management agreements provide for use of the Company's marks and hotel management services, include providing day-to-day management services in the operation of the hotels for the hotel owners. Fees generated from management agrees are recognized to revenue over time as hotel owners pay for access to these services for the duration of the management agreement, and include base and incentive management fees. Base management fees are generally based on a percentage of the hotel's monthly gross revenue and invoiced and collected monthly. Incentive management fees are generally based on a percentage of the hotel's operating profits as measured and invoiced on an annual basis. Base and incentive management fee revenues are recognized within royalties, licensing and management fees in the consolidated statements of income. Refer to Note 23 regarding discussion of management agreement guarantees.
The Company's management agreements include contemplation of amounts that are contractually reimbursed to us by property owners, either directly or indirectly, relating to certain costs and expenses paid by us in support of the operations of these properties. These reimbursements include payroll and related costs and certain other operating costs of the managed properties' operations, which are reimbursed to us by the property owners as expenses are incurred. Revenue related to these direct reimbursements is recognized based on the amount of expenses incurred by the Company, which are presented as other expenses from managed and franchised properties in our consolidated statements of operations, that are then reimbursed to us by the property owner typically on a monthly basis, which results in no net effect on operating income or net income. Revenues related to marketing and reservations are recognized over time and are intended to reimburse us, indirectly, for expenses incurred in the execution of marketing and reservation services. These managed revenues are presented within other revenues from managed and franchised properties in our consolidated statements of operations.
Owned Hotels
The Company owned nine hotels (inclusive of three acquired in the Radisson Hotels Americas transaction) at December 31, 2022 and six hotels at December 31, 2021, from which the Company derives revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and services are rendered. Other ancillary goods and services at owned hotels are purchased independently of the hotel stay at standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals and parking fees. Hotel room night and other ancillary hotel ownership revenues are recognized within owned hotels revenue in the consolidated statements of income.
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
When the Company determines that a trade or note receivable is not collectible, the account is written-off to the associated allowance for credit losses.
Refer to Note 4 for further discussion of receivables and allowances for credit losses.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $170.4 million, $81.5 million, and $88.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company includes advertising costs primarily in marketing and reservation system expenses in the consolidated statements of income.
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
Capitalization Policies
Property and equipment are generally recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their useful lives. Major renovations and replacements incurred during construction are capitalized. Costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. Software licenses pertaining to cloud computing arrangements that are capitalized are amortized using the straight-line method over the shorter of the cloud computing arrangement term or their useful lives. The Company capitalizes interest incurred during construction and development of property and equipment, including software. Interest capitalized as a cost of property and equipment totaled $2.0 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.
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
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2022, 2021 and 2020, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangibles recorded within SG&A expenses and marketing and reservation system expenses as discussed in Note 2.
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

Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2022, the Company's goodwill is allocated solely to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. Determination if a variable interest is a VIE includes both quantitative and qualitative consideration. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant. The Company would consolidate those entities in which it is determined to be the primary beneficiary. As of December 31, 2022, the Company is not the primary beneficiary of any VIE. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements.
Investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method.
Valuation of Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable (for example, due to loan defaults), significant under performance relative to historical or projected operating performance, and significant negative industry, market or economic trends. When there is indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. If the estimated fair value is less than carrying value, management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed other-than-temporary, impairment charges are recorded to earnings. During the years ended December 31, 2022, 2021 and 2020, the Company recognized impairment charges of $0.2 million, $19.3 million and $7.3 million, respectively, related to multiple investments in affiliates accounted for under the equity method. The impairment charges are classified as equity in net (gain) loss of affiliates in the consolidated statements of income. Refer to Note 8.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the approximate weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity (deficit). The Company reports foreign currency transaction gains and losses and the effect of inter-company transactions of a short-term or trading nature within other gains in the consolidated statements of income. Foreign currency transaction losses (gains) for the years ended December 31, 2022, 2021 and 2020 were $1.0 million, $0.4 million, and $(0.4) million, respectively.

Leases
The Company determines if an arrangement is a lease and classification as operating or financing at lease inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. At December 31, 2022 and 2021, the Company did not have any leases classified as financing.
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
Recently Adopted & Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08 which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted.
The Company elected to early adopt ASU 2021-08 in the second quarter of 2022. There was no retrospective impact to our consolidated financial statement as a result of the adoption. ASU 2021-08 was applied in the accounting for the acquisition of Radisson Hotels Americas, and accordingly, the Company utilized the carrying values of contract assets and contract liabilities of Radisson Hotels Americas in application of acquisition accounting (refer to Note 24).
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
2. Revenue
Contract Liabilities
Contract liabilities relate to (i) advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and system implementation fees paid at time of installation, for services considered to be part of the brand intellectual property performance obligation and (ii) amounts received when loyalty points are issued but for which revenue is not yet recognized since the related loyalties have not been redeemed.
Deferred revenues from initial fees and system implementation fees are typically recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.

Significant changes in the contract liabilities balances during the year ended December 31, 2022, inclusive of balances assumed in the acquisition of Radisson Hotels Americas (refer to Note 24), are as follows:

(in thousands)
Balance as of December 31, 2021	$175,425
Assumption of contract liabilities from Radisson Hotels Americas acquisition	27,682
Increases to the contract liability balance due to cash received	124,103
Revenue recognized in the period	(117,851)
Balance as of December 31, 2022	$209,359
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $209.4 million as of December 31, 2022. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is primarily captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. Capitalized franchise sales commission are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. Capitalized franchise sales commissions of $57.6 million and $55.5 million are recorded within Other assets as of December 31, 2022 and 2021, respectively. Amortization expense and impairment charges for the years ended December 31, 2022, 2021 and 2020 were $13.0 million, $11.9 million and $9.7 million, respectively, and are recorded within SG&A expenses.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition cost”). These payments are recognized as an adjustment to transaction price and capitalized as an intangible asset. Franchise agreement acquisition cost intangibles are amortized on a straight-line basis over the estimated benefit period of the arrangement as an offset to royalty, licensing and management fees and other revenues from franchised and managed properties. Impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, for the years ended December 31, 2022, 2021 and 2020 were $2.5 million, $11.1 million and $2.0 million, respectively, and are recorded within SG&A expenses and other expenses from franchised and managed properties.

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2022
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$471,601	$158	$471,759
Initial franchise fees	28,074	—	28,074
Procurement services	60,768	3,032	63,800
Owned hotels	55,197	15,398	70,595
Other	64,740	—	64,740
Other revenues from franchised and managed properties	596,668	106,082	702,750
Topic 606 revenues	$1,277,048	$124,670	1,401,718
Non-Topic 606 revenues			231
Total revenues			$1,401,949

	Year Ended December 31, 2021
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$397,218	$—	$397,218
Initial franchise fees	26,342	—	26,342
Procurement services	47,878	2,515	50,393
Owned hotels	31,747	5,642	37,389
Other	28,669	—	28,669
Other revenues from franchised and managed properties	465,184	63,659	528,843
Topic 606 revenues	$997,038	$71,816	1,068,854
Non-Topic 606 revenues			444
Total revenues			$1,069,298

	Year Ended December 31, 2020
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$263,308	$—	$263,308
Initial franchise fees	25,906	—	25,906
Procurement services	42,919	2,323	45,242
Owned hotels	16,824	2,912	19,736
Other	15,838	—	15,838
Other revenues from franchised and managed properties	325,785	76,783	402,568
Topic 606 revenues	$690,580	$82,018	772,598
Non-Topic 606 revenues			1,474
Total revenues			$774,072
Owned hotels point in time revenues represent goods and services purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining point in time revenue captions represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the years ended December 31, 2022, 2021 and 2020, these loyalty net revenues, inclusive of adjustments to estimated redemption rates, were $109.3 million, $66.2 million, and $79.1 million, respectively.
For the year ended December 31, 2022, other revenues include contract termination fees of $22.6 million related to the termination of 110 WoodSpring units. The termination fee revenue represents $67.4 million in consideration received, less the $44.7 million carrying basis of the related contract intangibles initially established at the time of the WoodSpring acquisition.
As presented in Note 20, the Corporate & Other segment amounts represent $108.9 million, $45.7 million, and $28.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in the Over time column of Other revenues and the Owned hotels and Non-Topic 606 revenues rows. The remaining revenues relate to the Hotel Franchising & Management reportable segment. Royalty, licensing and management fees and Other revenues from franchised and managed properties net of intersegment revenues of $5.5 million, $2.9 million, and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2022	2021
Prepaid expenses	$29,640	$15,610
Other current assets	2,877	5,870
Land held for sale	—	8,465
Total prepaid expenses and other current assets	$32,517	$29,945
Land held for sale represents a parcel of land previously acquired to support the Company's program to stimulate development of certain brands. In October 2021, the Company committed to a plan to market the land for sale and executed a purchase and sale agreement. As a result, the land was deemed to meet held for sale classification during the fourth quarter of 2021, and the Company recognized a $0.3 million charge, reflected within Impairment of long-lived assets on the consolidated statements of income, for the carrying value in excess of fair value less costs to sell. The agreed upon transaction price in the purchase and sale agreement was determined to approximate fair value under a market valuation approach. The impairment of the land is included in the Corporate & Other segment in Note 20. The land was subsequently sold on January 18, 2022.

4. Receivables and Allowance for Credit Losses
Notes Receivable
The composition of notes receivable balances based on the level of security credit quality indicator and the allowances for credit losses is as follows:

	December 31,
(in thousands)	2022	2021
Senior	$95,466	$108,370
Subordinated	17,075	27,801
Unsecured	5,674	1,512
Total notes receivable	118,215	137,683
Total allowance for notes receivable credit losses	10,172	16,779
Total notes receivable, net of allowance	$108,043	$120,904
Current portion, net of allowance	$52,466	$54,453
Long-term portion, net of allowance	$55,577	$66,451
Amortized cost basis by year of origination and level of security credit quality indicator are as follows:

(in thousands)	2022	2021	2020	Prior	Total
Senior	$—	$7,909	$—	$87,557	$95,466
Subordinated	—	—	—	17,075	17,075
Unsecured	466	2,149	983	2,076	5,674
Total notes receivable	$466	$10,058	$983	$106,708	$118,215
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

	December 31,
(in thousands)	2022	2021
Beginning balance	$16,779	$19,484
Provisions for credit losses	(938)	709
Write-offs	(5,669)	(3,414)
Ending balance	$10,172	$16,779
As of December 31, 2022 and December 31, 2021, one and two loans, respectively, with senior and/or subordinated tranches met the definition of collateral-dependent and are collateralized by membership interests in the borrowing entities and either the associated land parcels or an operating hotel. The Company used a discounted cash flow ("DCF") market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures substantially all of the carrying value of each loan. Allowances for credit losses attributable to collateral-dependent loans are $0.9 million and $6.3 million as of December 31, 2022 and December 31, 2021, respectively.
The write-offs recorded in the year ended December 31, 2022 and December 31, 2021 are primarily associated with loans previously classified as collateral-dependent that were settled in exchange for an operating hotel on April 14, 2022 and October 1, 2021, respectively. Refer to Note 24 regarding the second quarter 2022 and third quarter 2021 asset acquisition accounting. Additionally, one loan was settled under negotiated terms and therefore written off. Two loans had revised provisions as a result of loan repayments being made timely and a favorable reassessment of the underlying collateral's performance.
The Company considers loans to be past due when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. Although the Company considers loans to be past due if payments are not received on the due date, the Company does not suspend the accrual of interest until those payments are more than 30 days past due. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $18.7 million and $44.1 million at December 31, 2022 and 2021, respectively.

The Company has identified loans totaling approximately $4.8 million and $7.5 million, respectively, with stated interest rates that are less than market rate, representing a total discount of $0.1 million and $0.3 million as of the years ended December 31, 2022 and 2021, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due status by credit quality indicator of the notes receivable amortized cost basis are as follows:

(in thousands)	1-30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2022
Senior	$—	$15,200	$—	$15,200	$80,266	$95,466
Subordinated	—	—	2,209	2,209	14,866	17,075
Unsecured	20	40	40	99	5,574	5,674
	$20	$15,240	$2,249	$17,508	$100,706	$118,215
As of December 31, 2021
Senior	$—	$—	$—	$—	$108,370	$108,370
Subordinated	—	—	2,209	2,209	25,592	27,801
Unsecured	—	—	—	—	1,512	1,512
	$—	$—	$2,209	$2,209	$135,474	$137,683
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of December 31, 2022. Refer to Note 23.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $103.2 million and $120.2 million at December 31, 2022 and 2021, respectively. The Company has determined that it is not the primary beneficiary of these VIEs. These loans have stated fixed and/or variable interest amounts. For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the note receivable and limited commitments addressed in Note 23.
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the year ended December 31, 2022, the Company recorded provisions for credit losses on accounts receivable of $0.4 million in SG&A expenses and $1.4 million in marketing and reservation system expenses. During the year ended December 31, 2021, the Company recorded reversals of provisions for credit losses on accounts receivable of $4.4 million in SG&A expenses and $7.3 million in marketing and reservation system expenses, after considering improved collection patterns and economic and credit conditions. During the years ended December 31, 2022 and December 31, 2021, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $12.4 million and $13.5 million, respectively. The Company assumed $41.7 million of trade accounts receivable as a result of the Radisson acquisition.

5. Property and Equipment
The components of property and equipment are:

	December 31,
(in thousands)	2022	2021
Land and land improvements	$37,335	$32,255
Construction in progress and software under development	76,700	66,832
Computer equipment and software	243,436	214,814
Buildings and leasehold improvements	261,669	233,255
Furniture, fixtures, vehicles and equipment	61,489	62,703
Property and equipment	680,629	609,859
Less: Accumulated depreciation and amortization	(253,323)	(232,492)
Property and equipment, net	$427,306	$377,367
Unamortized capitalized software development costs at December 31, 2022 and 2021 totaled $58.5 million and $52.0 million, respectively. Amortization of software development costs for the years ended December 31, 2022, 2021 and 2020 totaled $26.6 million, $14.1 million, and $14.6 million, respectively.
Depreciation expense, excluding amounts attributable to marketing and reservation activities, for the years ended December 31, 2022, 2021 and 2020 was $14.5 million, $16.5 million and $16.9 million, respectively.
In the first quarter of 2022, the Company acquired a hotel property through a deed in lieu foreclosure at the fair value of $20.4 million as of the acquisition date of April 14, 2022. In the fourth quarter of 2021, the Company acquired a hotel property through a deed in lieu foreclosure at the fair value of $21.1 million as of the acquisition date of October 1, 2021. The Company acquired owned hotel property and equipment at the fair value of $125.4 million in the acquisition of Radisson Hotels Americas. Refer to Note 24.

6. Goodwill, Impairment of Assets, and Sale of Business and Assets
Goodwill
The following table details the carrying amount of the Company's goodwill, including goodwill arising from the acquisition of Radisson Hotels Americas (refer to Note 24):

	December 31,
(in thousands)	2022	2021
Goodwill, excluding goodwill arising from Radisson Hotels Americas acquisition	$166,774	$166,774
Accumulated impairment losses	(7,578)	(7,578)
Goodwill arising from Radisson Hotels Americas acquisition (refer to Note 24)	59,457	—
Goodwill, net carrying amount	$218,653	$159,196
As of December 31, 2022 and 2021, goodwill is entirely attributable to the Hotel Franchising reporting unit. The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising & Management reportable segment in Note 20. There were no changes in the carrying amount of goodwill during the year ended December 31, 2021.
Long-lived asset group impairments
Real estate asset sales
Four separate owned Cambria hotel assets or land parcels met held for sale classification and had sales consummated to third-party franchisees, resulting in derecognition from the balance sheet, during the year ended December 31, 2022. We recognized gains on sale of business and assets, net for the four sales of $16.2 million in the Corporate & Other segment during the year ended December 31, 2022.
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
7. Intangible Assets
The components of the Company's intangible assets, including intangibles established from the acquisition of Radisson Hotels Americas (refer to Note 24), are as follows:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights(1)	$352,665	$104,836	$247,829	$190,641	$105,604	$85,037
Franchise Agreement Acquisition Costs(2)	307,169	68,085	239,084	263,718	66,373	197,345
Trademarks & Other(3)	19,236	12,888	6,348	16,152	12,403	3,749
Capitalized SaaS Licenses(4)	17,807	15,592	2,215	14,773	11,529	3,244
Total amortizing intangible assets	696,877	201,401	495,476	485,284	195,909	289,375
Trademarks (non-amortizing)(5)	246,714	—	246,714	23,014	—	23,014
Total intangible assets	$943,591	$201,401	$742,190	$508,298	$195,909	$312,389
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to franchise rights established from the Radisson Transaction, as well as WoodSpring franchise rights active since acquisition. The franchise rights are being amortized over lives ranging from 12 to 15 years on a straight-line basis.
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
(3)Represents definite-lived trademarks and other various amortizing assets, including management agreements, generally amortized on a straight-line basis over a period of 10 years to 30 years.
(4)Represents software licenses capitalized under a SaaS agreement which are generally amortized on a straight-line basis over an average period of 3 years.
(5)Represents the purchase price assigned to the Radisson, WoodSpring and Suburban trademarks established at the time of their respective acquisitions. The trademarks are expected to generate future cash flows for an indefinite period of time and therefore are non-amortizing.
Amortization expense for the years ended December 31, 2022, 2021 and 2020 amounted to $35.1 million, $25.2 million, and $23.6 million, respectively.
The estimated annual amortization expense related to the Company’s amortizing intangible assets for each of the next five years is as follows:

(in thousands)
2023	$41,092
2024	$39,044
2025	$38,497
2026	$37,740
2027	$36,608
8. Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $24.5 million and $25.2 million on the consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain guaranties as described in Note 23 of these financial statements.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized losses from investments in VIEs, inclusive of impairments and gains/losses upon sales of ownership interests in or distributions resulting from sales of underlying assets of affiliates, totaling $3.7 million, $18.9 million and $15.4 million, respectively. These amounts are classified as equity in net (gain) loss of affiliates in the consolidated statements of income and captured in the Hotel Franchising & Management reportable segment in Note 20.

During the years ended December 31, 2022, December 31, 2021, and December 30, 2020 the Company recognized impairment charges of $0.2 million, $19.3 million, and $7.3 million, respectively, related to certain equity method investments. The Company estimated the fair value of each investment on an individual basis and derived the value from a combination of observable prices from offers received for either the underlying collateral or the ownership interest of the unconsolidated affiliate, comparable market transactions, and DCF techniques to project cash flows for the investment based upon the underlying property. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on these analyses, in each case the Company determined that the fair market value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recorded impairment charges from the carrying value to the estimated fair value for each investment.
During the years ended December 31, 2021 and 2020, the Company recognized net gains (losses) upon sales of ownership interests in or distributions resulting from sales of underlying assets of affiliates of $6.9 million, and $0.5 million, respectively. The Company recognized no net gains (losses) during the year ended December 31, 2022.

Investment in affiliate ownership interests at December 31, 2022 and 2021 are as follows:

	Ownership Interest
	December 31, 2022	December 31, 2021
Choice Hotels Canada, Inc. (1)	50%	50%
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel 30W46th, LLC (2)	—%	—%
CS Hotel West Orange, LLC	50%	50%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC (3)	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
CS Dallas Elm, LLC (2)	—%	—%
Pine Street Long Beach LLC (2)	—%	—%
SY Valley Vineyard Resorts LLC (2)	—%	—%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph LLC	20%	20%
EH Nampa JV LLC	80%	—%
Radisson Hotel La Crosse (1)	14%	—%
(1) Non-VIE investments
(2) The Company sold its ownership interest in the equity method investment or received distributions resulting from the sale of underlying assets of the affiliate during 2021
(3) The Company received distributions from the sale of underlying assets of the affiliate in February 2023. The equity method investment will be derecognized in the first quarter of 2023.
The following tables present summarized financial information for all unconsolidated ventures in which the Company holds an investment in affiliate that is accounted for under the equity method:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues	$58,821	$35,514	$30,364
Operating income (loss)	7,977	2,299	(6,494)
Income (loss) from continuing operations	1,837	(5,227)	(18,366)
Net loss	(1,058)	(1,593)	(18,977)

	As of December 31,
(in thousands)	2022	2021
Current assets	$39,870	$31,209
Non-current assets	237,347	242,567
Total assets	$277,217	$273,776

Current liabilities	$38,660	$30,365
Non-current liabilities	181,894	81,090
Total liabilities	$220,554	$111,455

9. Other Assets
Other assets consist of the following at:

	December 31,
(in thousands)	2022	2021
Land and buildings	$20,303	$20,303
Capitalized franchise sales commissions (refer to Note 2)	57,606	55,535
Other assets	13,159	14,183
Total other assets	$91,068	$90,021
Land and buildings represents the Company's purchase of real estate as part of its program to stimulate development of certain brands and is classified as Other assets as the real estate is not presently under active construction.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation and benefits	$75,453	$54,911
Accrued interest	9,628	15,140
Dividends payable	13,136	13,435
Termination benefits	1,242	509
Income taxes payable	6,388	125
Current operating lease liabilities	10,663	11,998
Other liabilities	14,900	8,354
Total	$131,410	$104,472
11. Deferred Revenue
Deferred revenue consists of the following:

	December 31,
(in thousands)	2022	2021
Initial franchise fees	$123,790	$96,628
Loyalty programs	93,419	82,742
System implementation fees	4,675	5,865
Procurement services fees	2,568	1,410
Other	2,392	678
Total deferred revenue	$226,844	$187,323
Current portion	$92,695	$81,538
Long-term portion	$134,149	$105,785
Refer to Note 2 for revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty program.

12. Debt
Debt consists of the following:

	December 31,
(in thousands)	2022	2021
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.9 million and $5.5 million at December 31, 2022 and December 31, 2021, respectively	$445,080	$444,470
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.2 million and $4.8 million at December 31, 2022 and December 31, 2021, respectively	395,838	395,237
$216.6 million senior unsecured notes due 2022 ("2012 Senior Notes") with an effective interest rate of 6.0% less deferred issuance costs of $0.2 million at December 31, 2021(2)	—	216,351
$600 million senior unsecured credit facility with an effective interest rate of 5.37% less deferred issuance costs of $1.8 million at December 31, 2022(1)	358,189	—
Economic development loans with an effective interest rate of 3.0% at December 31, 2022 and December 31, 2021, respectively	4,416	4,416
Total debt (3)	$1,203,523	$1,060,474
Less current portion	2,976	216,351
Total long-term debt	$1,200,547	$844,123
(1) As there are no outstanding borrowings at December 31, 2021, deferred issuance costs for the senior unsecured revolving credit facility of $2.3 million are presented in non-current Other assets in the consolidated balance sheets. Refer to Note 25 regarding an amendment to the senior unsecured revolving credit facility entered into on February 14, 2023.
(2) The 2012 Senior Notes matured on July 1, 2022. The outstanding principal of $216.6 million was re-paid at maturity.
(3) As part of the Radisson Transaction, we assumed debt that was subsequently paid off during the third quarter of 2022. For additional details, refer Acquired debt and swap derivative Asset sub-header below and Note 24.
Scheduled principal maturities of debt, net of unamortized discounts, premiums and deferred issuance costs, as of December 31, 2022 were as follows:

(in thousands)	Senior Notes	Revolving Credit Facility	Other Notes Payable	Total
2022	—	—	—	—
2023	—	—	4,416	4,416
2024	—	—	—	—
2025	—	—	—	—
2026	—	358,189	—	358,189
Thereafter	840,918	—	—	840,918
Total payments	$840,918	$358,189	$4,416	$1,203,523
Senior unsecured credit facility
On August 11, 2022, to fund the Radisson Hotels Americas acquisition, the Company drew $175.0 million on the senior unsecured revolving credit facility and funded the remainder with cash on hand. Refer to Note 24. At December 31, 2022, there is approximately $360.0 million outstanding on the senior unsecured revolving credit facility.
Refer to Note 25 regarding an amendment to the senior unsecured revolving credit facility entered into on February 14, 2023.
Acquired debt and swap derivative asset
On August 11, 2022, in connection with the Radisson Hotels Americas acquisition, the Company also acquired three owned hotel properties, one of which had an encumbered mortgage loan with a mortgage principal in the amount of $53.5 million with an original maturity date of August 7, 2024. In addition, the mortgage had an associated interest rate cap agreement (“Interest Swap”) with an effective date of July 30, 2021 through August 6, 2024. On August 12, 2022, at Choice’s election, cash on hand was wired to pay off the outstanding loan principal, outstanding interest, and certain prepayment, exit and related fees in the amount of $56.0 million. At the same time, several of the loan related escrows were released in the amount of $10.4 million. On August 16, 2022, the Interest Swap derivative was terminated, which resulted in a payment to Choice in the amount of $1.9 million.

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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recorded current and long-term deferred compensation liabilities of $37.4 million and $40.8 million at December 31, 2022 and 2021, respectively, related to these deferrals and credited investment return under these two deferred compensation plans. Compensation expense is recorded in SG&A expense on the Company’s consolidated statements of income based on the change in the deferred compensation obligation related to earnings credited to participants as well as changes in the fair value of diversified investments. The net decrease in compensation expense recorded in SG&A for the year ended December 31, 2022 was $5.3 million. For the years ended December 31, 2021, and 2020, an increase in compensation expense was recorded in SG&A for $6.1 million, and $4.5 million, respectively.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. The diversified investments held in the trusts totaled $32.4 million and $36.1 million as of December 31, 2022 and 2021, respectively, and are recorded at their fair value, based on quoted market prices. At December 31, 2022, the Company expects $0.7 million of the assets held in the trust to be distributed during the year ended December 31, 2023 to participants. These investments are considered trading securities and therefore the changes in the fair value of the diversified assets is included in other gains, net in the accompanying consolidated statements of income. The Company recorded investment loss during December 31, 2022 of $6.0 million and gains during the years ended December 31, 2021 and 2020 of $5.6 million, and $4.2 million, respectively. The Deferred Compensation Plan held no shares of the Company's common stock at December 31, 2022 and 2021.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had the following assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Mutual funds(1)	$29,143	$29,143	$—	$—
Money market funds(1)	3,242	—	3,242	—
Total	$32,385	$29,143	$3,242	$—
December 31, 2021
Mutual funds(1)	$33,555	$33,555	$—	$—
Money market funds(1)	2,520	—	2,520	—
Total	$36,075	$33,555	$2,520	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. The Company's 2012 Senior Notes matured and were re-paid on July 1, 2022. Refer to Note 12 for further information on debt. At December 31, 2022 and December 31, 2021, the carrying amounts and fair values are as follows:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,080	$384,647	$444,470	$477,675
2019 Senior Notes	395,838	349,368	395,237	425,984
2012 Senior Notes	—	—	216,351	221,702
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.

15. Income Taxes
Total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$409,666	$355,408	$38,475
Outside the U.S.	27,140	21,084	14,531
Income from continuing operations before income taxes	$436,806	$376,492	$53,006
The provision for income taxes, classified by the timing and location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current tax expense
Federal	103,275	$71,573	$14,345
State	20,068	15,605	4,303
Foreign	2,331	1,041	2,300
Deferred tax (benefit) expense
Federal	(18,974)	(2,690)	(12,333)
State	(4,163)	(1,254)	(1,953)
Foreign	2,117	3,260	(29,043)
Income tax expense (benefit)	$104,654	$87,535	$(22,381)
Net deferred tax assets as of December 31, 2022 were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued compensation	$17,044	$13,997
Deferred revenue	46,758	36,666
Receivable, net	8,599	11,776
Tax credits	16,379	14,217
Operating lease liabilities	19,715	6,621
Partnership interests	3,948	4,398
Foreign net operating losses	8,245	7,478
Non-U.S. intellectual property	17,642	21,402
Other	5,589	5,727
Total gross deferred tax assets	143,919	122,282
Less: Valuation allowance	(21,402)	(19,734)
Deferred tax assets	$122,517	$102,548
Deferred tax liabilities:
Property, equipment and intangible assets	$(15,585)	$(28,276)
Operating lease ROU assets	(17,703)	(4,350)
Other	(1,047)	(1,279)
Deferred tax liabilities	(34,335)	(33,905)
Net deferred tax assets	$88,182	$68,643
The Company assesses all positive and negative evidence to estimate whether sufficient future taxable income will be generated to use deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $1.7 million due to a $2.2 million increase related to state tax credits, partially offset by a $0.5 million decrease related to foreign deferred tax assets.

The Company has $16.4 million of state income tax credit carryforwards. It is more likely than not that these benefits will not be realized. Accordingly, the Company has provided a full valuation allowance against these credit carryforwards. The Company has also provided a tax-effected valuation allowance of $5.0 million on its foreign deferred tax assets, as it believes it is more likely than not that some of these benefits will not be realized.
As of December 31, 2022, the Company had gross foreign net operating losses ("NOLs") of $31.4 million, all of which have indefinite carryforward lives. The Company has recorded a tax-effected valuation allowance of $1.8 million for these NOLs, primarily related to France and India. In addition, the Company has a Dutch deferred tax asset of $17.6 million, for which it has recorded a valuation allowance of $3 million. The Dutch valuation allowance did not change in 2022.
The statutory United States federal income tax rate reconciles to the effective income tax rates for continuing operations as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0%	3.1%	4.6%
Benefits related to foreign operations	0.1%	(0.2)%	(4.2)%
Expenses (benefits) related to compensation, net	1.0%	0.5%	(5.8)%
Unrecognized tax positions	0.2%	0.2%	4.7%
International Reorganization	—%	1.1%	(65.2)%
Tax credits	(1.5)%	(1.8)%	(15.2)%
Valuation allowance	0.5%	(0.2)%	17.5%
Other	(0.3)%	(0.4)%	0.4%
Effective income tax rates	24.0%	23.3%	(42.2)%
The Company's effective income tax rates from continuing operations were 24.0%, 23.3%, and (42.2)% for the years ended December 31, 2022, 2021 and 2020, respectively.
The effective income tax rates for the years ended December 31, 2022 and December 31, 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to state income taxes and tax expense related to compensation, partially offset by federal income tax credits. The effective income tax rate for the year ended December 31, 2021 was also higher due to a reduction in the net carrying value of its Dutch deferred tax asset.
As of December 31, 2022, 2021 and 2020, the Company’s gross unrecognized tax benefits totaled $11.9 million, $11.1 million, and $10.2 million, respectively. After considering the deferred income tax accounting impact, it is expected that approximately $8.1 million of the total as of December 31, 2022 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(in thousands)	2022	2021	2020
Balance, January 1	$11,147	$10,193	$7,738
Changes for tax positions of prior years	(31)	156	1,174
Increases for tax positions related to the current year	1,650	1,618	1,281
Settlements and lapsing of statutes of limitations	(890)	(820)	—
Balance, December 31	$11,876	$11,147	$10,193
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $10.5 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for tax years 2015 and 2016 are currently under examination by the Internal Revenue Service for a tax credit refund claim. The Company's federal income tax return for tax years 2017 and 2018 are also under examination by the Internal Revenue Service. Further, the Company's federal income tax returns for tax years 2019, 2020, and 2021 are subject to examination by the Internal Revenue Service.
The practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties for 2022, 2021, and 2020. The Company had $0.3 million and $0.4 million of accrued interest and penalties on December 31, 2022 and 2021, respectively.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries. The practice of the Company is to recognize the tax expense on GILTI as a period expense in the period the tax is incurred. The Company has incurred tax on GILTI for the year ended December 31, 2022.
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
The Company has stock compensation plans pursuant to which it is authorized to grant stock-based awards of which 1.6 million shares of the Company's common stock remain available for grant as of December 31, 2022. The Company’s policy allows the issuance of new or treasury shares to satisfy stock-based awards. Restricted stock, stock options, stock appreciation rights and performance share awards may be granted to officers, key employees and non-employee directors with contractual terms set by the Compensation and Management Development Committee of the Board of Directors.
Stock Options
The Company granted approximately 0.2 million, 0.3 million and 0.2 million options to certain employees of the Company at a fair value of approximately $7.4 million, $7.9 million and $2.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2022	2021	2020
Risk-free interest rate	2.01%	0.94%	0.99%
Expected volatility	29.46%	29.23%	20.88%
Expected life of stock option	5.9 years	5.9 years	5.9 years
Dividend yield	0.66%	0.82%	0.99%
Requisite service period	4 years	4 years	4 years
Contractual life	10 years	10 years	10 years
Weighted average fair value of options granted (per option)	$42.66	$28.00	$17.25
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
The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2022 was $23.1 million and $18.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $5.4 million, $10.6 million and $8.9 million, respectively.
The Company received $3.8 million, $11.1 million and $10.2 million in proceeds from the exercise of 0.1 million, 0.2 million and 0.2 million employee stock options during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
$45.59 to $55.00	105,172	0.16	$51.49	105,172	$51.49
$55.01 to $65.00	78,855	1.22	60.69	78,855	60.69
$65.01 to $85.00	230,110	2.75	81.31	194,648	81.34
$85.01 to $91.28	153,692	7.17	91.28	76,838	91.28
$91.29 to $104.87	273,567	8.16	104.87	68,343	104.87
$104.88 to $117.98	16,667	9.63	117.98	—	—
$117.99 to $146.68	152,584	9.16	146.68	—	—
	1,010,647	5.58	$94.97	523,856	$76.77
Restricted Stock
The following table is a summary of activity related to restricted stock grants:

	For the Year Ended December 31,
	2022	2021	2020
Restricted shares granted	273,777	61,009	158,133
Weighted average grant date fair value per share	$143.76	$111.25	$90.18
Aggregate grant date fair value (in thousands)	$39,357	$6,787	$14,260
Restricted shares forfeited	14,443	19,209	36,860
Vesting service period of shares granted	9 - 60 months	9 - 48 months	12 - 48 months
Fair value of shares vested (in thousands)	$13,784	$11,927	$9,000
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
During the year ended December 31, 2022, the Company granted PVRSUs with market conditions, PVRSUs with performance conditions and PVRSUs with performance and market conditions with requisite service periods between 9 months and 60 months with award vesting ranges generally between 0% and 300% of the initial units granted.
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

The fair value of PVRSUs with both performance and market conditions is estimated using a Monte Carlo simulation as of the date of award grant. Compensation is recognized ratable over the requisite service period based on the Company's estimate of the achievement of the performance conditions, with subsequent adjustments made for performance-based leveraging of unvested PVRSUs, as necessary. The Company has currently estimated that between 54% and 266.7% of the various award targets will be achieved.
The following table is a summary of activity related to PVRSU grants:

	For the Years Ended December 31,
	2022	2021	2020
PVRSUs granted at target	111,585	98,544	170,471
Weighted average grant date fair value per share	$181.91	$108.75	$134.26
Aggregate grant date fair value (in thousands)	$20,298	$10,716	$22,888
PVRSUs forfeited & expired	83,563	78,500	33,080
Requisite service period	9 - 60 months	9 to 60 months	31 to 36 months
During the year ended December 31, 2022, no PVRSUs vested. During the years ended December 31, 2021 and 2020, PVRSUs totaling 3,986 and 176,471 vested at a fair value of $0.3 million and $17.5 million, respectively. During the years ended December 31, 2021 and 2020, an additional 920 and 30,116 units, respectively, were awarded because the Company's performance exceeded the conditions provided in the awards.
As a result of the Company's operating results not achieving certain performance conditions contained in the PVRSU awards, the number of PVRSUs that expired was 78,370 shares for the year ended December 31, 2022, 72,944 shares for the year ended December 31, 2021, and 16,117 shares for the year ended December 31, 2020.
A summary of stock-based award activity as of December 31, 2022, 2021 and 2020 and the changes during those years are presented below:

	2022
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	910,944	$83.14		236,599	$92.60	412,642	$114.70
Granted	172,441	143.91		273,777	143.76	111,585	181.91
Performance-based leveraging*	—	—		—	—	(3,484)	121.34
Exercised/vested	(66,192)	57.55		(96,834)	87.34	—	—
Expired	(986)	51.49		—	—	(78,370)	81.15
Forfeited	(5,560)	128.86		(14,443)	106.35	(5,193)	132.06
Outstanding as of December 31, 2022	1,010,647	$94.97	5.6 years	399,099	$128.47	437,180	$140.05
Options exercisable as of December 31, 2022	523,856	$76.77	3.3 years
* PVRSU units outstanding have been adjusted by 3,484, net units during the year ended December 31, 2022, due to a decrease in outstanding PVRSU units due to the Company partially meeting the targeted performance conditions offset by an increase in outstanding PVRSU units due to the Company exceeding the targeted performance conditions in PVRSU's granted in prior periods.

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
The components of the Company’s pretax stock-based compensation expense and associated income tax benefits are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Stock options	$4,674	$3,396	$1,975
Restricted stock	14,349	9,281	8,731
Performance vested restricted stock units	21,436	10,703	(3,466)
Total share-based compensation expense	$40,459	$23,380	$7,241

The total unrecognized compensation costs related to stock-based awards that have not yet vested and the related weighted average amortization period over which the costs are to be recognized as of December 31, 2022 are as follows:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$10,528	3.0 years
Restricted stock	37,634	3.6 years
Performance vested restricted stock units	28,545	2.5 years
Total	$76,707
Dividends
On February 28, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.225 per share of common stock for $12.5 million. The dividend was payable on April 16, 2020 to shareholders of record on April 2, 2020. Subsequent to the payment of the dividend, in light of uncertainty resulting from the COVID-19 pandemic, the Company’s Board of Directors suspended future, undeclared dividends.
During the fourth quarter of 2021, the Company's Board of Directors announced a 6% increase to the quarterly dividend rate to $0.2375 per share from $0.225 per share, beginning with the dividend payable in the first quarter of 2022.
During the year ended December 31, 2022, the Company's quarterly dividend rate was $0.2375 per share. Annual dividends declared during the year ended December 31, 2022 were $0.95 per share or $51.7 million. During the year ended December 31, 2021, the Company's quarterly dividend rate was $0.225 per share for the second and third quarter and was $0.2375 per share in the fourth quarter of 2021. Annual dividends declared during the year ended December 31, 2021 were $0.688 per share or $38.2 million. During the year ended December 31, 2020, the Company's quarterly dividend rate was $0.225 per share. Annual dividends declared during the year ended December 31, 2020 were $0.225 per share or $12.5 million.
The Company may not declare or make any payment if under the Restated Credit agreement there is an existing event of default or if the payment would create an event of default.
In addition, during the years ended December 31, 2022, 2021 and 2020, the Company paid previously declared but unrecorded dividends totaling $5 thousand, $8 thousand, and $0.4 million, respectively, that were contingent upon the vesting of performance vested restricted units.
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. The Company may purchase stock under the share repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the consolidated balance sheets.
During the three months ended March 31, 2020, the Company repurchased 0.5 million shares of common stock under the repurchase program at a total cost of $43.3 million. In light of uncertainty resulting from the COVID-19 pandemic, the Company subsequently temporarily suspended activity under the share repurchase program and no additional repurchases were made pursuant to the program for the balance of 2020. On May 7, 2021, the Company's Board of Directors approved resumption of the share repurchase program. During the year ended December 31, 2021, the Company repurchased 57,754 shares of its common stock under the repurchase program at a total cost of $7.3 million.
During the year ended December 31, 2022, the Company repurchased 3,666,298 shares of its common stock under the repurchase program at a total cost of $429.4 million. On a cumulative basis through December 31, 2022, the Company repurchased 88.4 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $1.9 billion.
During the year ended December 31, 2022, the Company redeemed 36,120 shares of common stock at a total cost of approximately $5.4 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of performance vested restricted stock units and restricted stock grants. During 2021 and 2020, the Company redeemed 54,441 and 125,996 shares of common stock at a total cost of $6.0 million and $12.2 million, respectively, from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss is as follows:

	December 31,
(in thousands)	2022	2021	2020
Foreign currency translation adjustments	$(5,211)	$(4,574)	$(4,646)
Total accumulated other comprehensive loss	$(5,211)	$(4,574)	$(4,646)
The following represents the changes in accumulated other comprehensive loss, net of tax by component:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(in thousands)	Foreign Currency Items	Total	Foreign Currency Items	Total
Beginning Balance	$(4,574)	$(4,574)	$(4,646)	$(4,646)
Other comprehensive (loss) income before reclassification	(637)	(637)	72	72
Ending Balance	$(5,211)	$(5,211)	$(4,574)	$(4,574)
There were no amounts reclassified from accumulated other comprehensive loss during the year ended December 31, 2021 or December 31, 2022.
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
The computation of basic and diluted earnings per common share is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income	$332,152	$288,957	$75,387
Income allocated to participating securities	(1,881)	(1,125)	(423)
Net income available to common shareholders	$330,271	$287,832	$74,964
Denominator:
Weighted average common shares outstanding - basic	54,595	55,379	55,175
Basic earnings per share	$6.05	$5.20	$1.36

Numerator:
Net income	$332,152	$288,957	$75,387
Income allocated to participating securities	(1,881)	(1,125)	(423)
Net income available to common shareholders	$330,271	$287,832	$74,964
Denominator:
Weighted average common shares outstanding - basic	54,595	55,379	55,175
Diluted effect of stock options and PVRSUs	526	504	354
Weighted average common shares outstanding - diluted	55,121	55,883	55,529
Diluted earnings per share	$5.99	$5.15	$1.35

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stock Options	153	—	155
PVRSUs	—	155	231
19. Leases
Lessee
The Company has operating leases primarily for office space, buildings, and equipment. Our leases, excluding the assumed ground lease discussed below, have remaining lease terms of one month to ten years, some of which may include options to extend leases for up to five years and some which may include options to terminate the leases within one year.
Additionally, as part of the Radisson Transaction, the Company assumed a ground lease on an owned hotel with a remaining 89 year term. Inclusive of other assumed operating leases, the Radisson transaction resulted in a lease liability and right-of-use asset at acquisition of $40.7 million and $40.3 million, respectively (refer to Note 24).
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$12,073	$9,499
Short-term lease cost	40	325
Sublease income	(559)	(134)
Total lease cost	$11,554	$9,690
Leases recorded on the consolidated balance sheet consist of the following:

	December 31,
(in thousands)	2022	2021
Assets:
Operating lease right-of-use assets	$68,985	$34,183
Liabilities:
Current operating lease liabilities	$10,663	$11,998
Long-term operating lease liabilities	70,994	35,492
Total lease liabilities	$81,657	$47,490
On October 4, 2021, an office lease for an approximate 10-year term with an unrelated third party commenced. The Company accounted for this lease as an operating lease and established a lease liability and right-of-use asset of approximately $34.6 million and $25.3 million, respectively, during the fourth quarter of 2021.
Other information related to the Company's lease arrangements is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,145	$11,528
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$44,481	$25,852
Weighted-average remaining lease term	41.02 years	7.66 years
Weighted-average discount rate(1)	4.77%	2.79%
(1) Discount rates used for existing operating leases upon adoption of Topic 842 were established based on remaining lease term as of January 1, 2019.

Maturities of lease liabilities as of December 31, 2022 are as follows:

(in thousands)
2023	$12,856
2024	6,517
2025	6,289
2026	6,205
2027	6,554
Thereafter	284,249
Total minimum lease payments	$322,670
Less imputed interest	241,013
Present value of minimum lease payments	$81,657
In the fourth quarter of 2021, the Company entered into one office lease agreement with an unrelated third-party that we expect to account for as an operating lease. This lease is not reflected in our consolidated balance sheets or in the table above as the lease has not commenced. The lease has an approximate 11-year term and expected to commence in the fourth quarter of 2023.
Related Party
The Company and family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as reimbursement of the Company’s variable costs associated with operation of the aircraft, in compliance with, and to the extent authorized by, applicable regulatory requirements. The terms of the lease agreements are consistent with the terms of lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During the years ended December 31, 2022 and 2021, the Company received $48 thousand and $0.2 million, respectively, pursuant to this arrangement.
20. Reportable Segments
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations consisting of its 22 brands and brand extensions and hotel management operations of 13 Radisson Hotels Americas hotels (inclusive of 3 owned hotels). The 22 brands and brand extensions and hotel management operations are aggregated within this reportable segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising and management business include royalty fees, initial franchise and relicensing fees, cost reimbursement revenues, procurement services revenue, base and incentive management fees, and other hotel franchising and management related revenue. The Company provides certain services under its hotel franchise and management agreements which result in direct and indirect cost reimbursements. The cost reimbursement revenues received from franchisees are included in hotel franchising and management revenues and are offset by the related expenses to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related investments in affiliates is allocated to the Company's Hotel Franchising & Management reportable segment.
The Company evaluates its Hotel Franchising & Management reportable segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, other gains and losses or income taxes, which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues and revenues related to the Company's SaaS technology solutions division which provide cloud-based property management software to non-franchised hoteliers.
The intersegment revenue adjustment is from the elimination of Hotel Franchising & Management revenue which include royalty, management and cost reimbursable fees charged to our owned hotels against franchise and management fee expense recognized by our owned hotels in Corporate & Other operating income (loss).
Our President and Chief Executive Officer, who is our CODM, does not use assets by operating segment when assessing performance or making operating segment resource allocation decisions and therefore assets by segment are not disclosed below.

The following tables present the financial information for the Company's segments:

	For the Year Ended December 31, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,298,521	$108,879	$(5,451)	$1,401,949
Operating income (loss)	552,905	(74,304)	—	478,601
Depreciation and amortization	12,935	17,490	—	30,425
Income (loss) before income taxes	554,637	(117,831)	—	436,806

	For the Year Ended December 31, 2021
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,026,409	$45,740	$(2,851)	$1,069,298
Operating income (loss)	485,199	(56,266)	—	428,933
Depreciation and amortization	8,050	16,723	—	24,773
Income (loss) before income taxes	468,894	(92,402)	—	376,492

	For the Year Ended December 31, 2020
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$747,329	$28,257	$(1,514)	$774,072
Operating income (loss)	191,301	(69,634)	—	121,667
Depreciation and amortization	8,000	17,831	—	25,831
Income (loss) before income taxes	176,012	(123,006)	—	53,006
The results of the Company's international operations are included in the Hotel Franchising & Management reportable segment and Corporate & Other. Revenues generated by foreign operations, including royalty, cost reimbursable fees and other revenues for the years ended December 31, 2022, 2021 and 2020 were $70.2 million, $46.8 million, and $42.6 million, respectively.
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
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under franchise at that time. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fee and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of original agreement execution). No terms were substantially modified with respect to the five operating hotels under franchise. In June 2019, the Company and Sunburst entered into master development agreements which provide Sunburst geographic exclusivity in two specified regions for development of five WoodSpring branded hotels. For the years ended December 31, 2022 and 2021, there were four and zero new franchise agreements signed between the Company and Sunburst and affiliates, respectively. As of December 31, 2022, Sunburst and affiliates operate five hotels under franchise with the Company.
Total franchise fees, including royalty and marketing and reservation system fees, paid by Sunburst and affiliates to the Company included in the accompanying consolidated financial statements were $0.8 million, $0.4 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of both December 31, 2022 and 2021, accounts receivable due from Sunburst and affiliates were $0.1 million.

22. Transactions with Unconsolidated Affiliates
The Company extends loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company has a total principal balance on these loans of $65.2 million and $90.7 million as of December 31, 2022 and December 31, 2021, respectively. These loans mature at various dates and bear interest at fixed and variable rates.
The Company signed a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the years ended December 31, 2022, 2021 and 2020, fees earned and payroll costs reimbursed under this arrangement totaled $2.4 million, $1.4 million and $1.3 million, respectively.
The Company entered into franchise agreements with certain of the unconsolidated affiliates listed within Note 8. Pursuant to these franchise agreements, the Company recorded royalty and marketing and reservation system fees of approximately $27.2 million, $20.2 million, and $13.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded $3.9 million and $2.7 million as a receivable due from these unconsolidated affiliates as of December 31, 2022 and 2021, respectively.
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting the VIE’s efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of December 31, 2022 and December 31, 2021, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at December 31, 2022:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At December 31, 2022, the Company had commitments to extend an additional $330.4 million for these purposes provided the conditions of the payment are met by its franchisees.
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotel properties owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority stipulated in the management agreement up to a specified maximum amount. On November 1, 2021, an amended and restated management agreement was executed between the Company and the third party. The maximum guarantee under the agreement is $22 million. There are no potential guaranteed payments until January 2023 and future performance is expected to be sufficient to cover the terms of the agreement. Accordingly, no liability was recorded as of the acquisition date of Radisson Hotels Americas or December 31, 2022 in accrued liabilities within the consolidated balance sheets.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $14.1 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. As of December 31, 2022, the Company has remaining commitments of approximately $1.8 million, upon certain conditions being met.

•The Company’s legacy Choice franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. In accordance with terms of our legacy Choice franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees comprising its various hotel brands to provide marketing and reservation services appropriate to support the operation of the overall system. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding marketing fees to be used for marketing activities. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to assess and collect such amounts.
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
24. Acquisitions
2021 & 2022 Asset Acquisitions
In September 2021 and April 2022, the Company reached settlements with independent borrowers holding senior and mezzanine loans classified as collateral-dependent, collateralized by operating hotels. The key terms of the settlements resulted in a deed in lieu of foreclosure on each operating hotel in exchange for releasing obligations pursuant to the senior and mezzanine loans and the associated franchise agreements, as exchanged on October 1, 2021 and April 14, 2022, respectively.
As collateral-dependent financial assets, the expected credit losses as captured in Notes receivable, net of allowance for credit losses, on the consolidated balance sheets immediately prior to exchange were determined based on the fair value of the operating hotels. The acquisition accounting was also based on the fair value of the operating hotels. The fair values were estimated using an income approach valuation method based on discounted cash flows of the collateralized operating hotel utilizing historical operating performance, industry projections for the market, and comparable sales capitalization rates.
The acquisition dates for these hotels were October 1, 2021 and April 14, 2022 and had fair values at time of acquisition of $21.1 million and $20.4 million, respectively. In accordance with the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), each purchase represented an asset acquisition based on the concentration of value in the acquired land and building. The Notes receivable, net of allowance for credit losses, balances were re-characterized and attributed to each asset class based on a relative fair value allocation to qualifying assets. The relative fair values for each asset class were estimated using a combination of income and market approach valuations methods. For the October 1, 2021 acquisition, the $21.1 million balance was re-characterized as $4.8 million to land, $14.2 million to building and improvements, $1.8 million to furniture, fixtures, and equipment, and $0.3 million to net assets assumed. For the April 14, 2022 acquisition, the $20.4 million balance was re-characterized as $3.3 million to land, $16.6 million to building and improvements, $1.3 million to furniture, fixtures, and equipment, and $(0.8) million to net liabilities assumed.
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
Additionally, in connection with the acquisition, we recorded $39.6 million of transaction, transition, and severance expense, included within Selling, general and administrative, during the year ended December 31, 2022, respectively.

Preliminary Fair Values of Assets Acquired and Liabilities Assumed
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and liabilities assumed as of August 11, 2022. These preliminary fair values are based on management’s estimates and assumptions, using the best information available at the time of this filing. During the fourth quarter of 2022, the Company recorded net measurement period adjustments that decreased goodwill by $9.1 million, as presented in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The measurement period adjustments resulted in no impact to our consolidated statements of income.
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

The preliminary allocation of the purchase price including measurement period adjustments, as presented in our Consolidated Balance Sheet:

Assets acquired	August 11, 2022	Measurement Period Adjustments	August 11, 2022 (as adjusted)
Cash and cash equivalents	$113,023	$—	$113,023
Restricted cash	10,403	—	10,403
Accounts receivable	32,972	8,752	41,724
Notes receivables - current	1,709	—	1,709
Prepaid expenses and other current assets	8,139	—	8,139
Property and equipment	125,441	—	125,441
Operating lease right-of-use assets	42,315	(2,016)	40,299
Intangible assets	447,400	(300)	447,100
Notes receivable - noncurrent	2,592	—	2,592
Investment in affiliates	471	—	471
Other assets	2,129	—	2,129
Total assets acquired	$786,594	$6,436	$793,030

Liabilities assumed
Accounts payable	8,295	(1,566)	6,729
Accrued expenses and other current liabilities	15,987	425	16,412
Deferred revenue - current(1)	5,745	1,566	7,311
Liability for guest loyalty program - current(1)	3,542	3,792	7,334
Long-term debt	55,975	—	55,975
Long-term deferred revenue(1)	26,499	(3,915)	22,584
Deferred compensation and retirement plan obligations	9,265	—	9,265
Operating lease liabilities	42,705	(2,016)	40,689
Liability for guest loyalty program - noncurrent(1)	10,180	(1,443)	8,737
Other liabilities	3,052	543	3,595
Total liabilities assumed	$181,245	$(2,614)	$178,631

Fair value of net assets acquired	$605,349	$9,050	$614,399
Goodwill	68,507	(9,050)	59,457
Total purchase consideration	$673,856	$—	$673,856
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

Identified Intangible Assets
The following table presents our preliminary estimates of the fair value of the acquired identified intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Trade names	N/A	$223,700
Franchise agreements	15.5	220,100
Management agreements	15.5	3,300
Total		$447,100
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
Debt Assumed
As part of the Transaction, we assumed a mortgage related to an acquired hotel property. The mortgage had an associated interest rate cap agreement with an effective date of July 30, 2021 through August 6, 2024. Subsequent to the acquisition closing date, the mortgage, inclusive of outstanding interest and fees, was repaid in full in the amount of $56.0 million using cash we acquired. Additionally, the interest rate cap agreement was terminated, which resulted in a payment to Choice in the amount of $1.9 million. Related to the mortgage, we acquired $10.4 million in restricted cash, for which restrictions were lifted upon repayment.
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

	Year Ended December 31,
(in thousands)	2022	2021
Revenues	$1,551,775	$1,263,988
Net income	368,449	207,023
Radisson Hotels Americas Results of Operations
The results of Radisson Hotels Americas have been consolidated with the Company since August 11, 2022 and are included in the Company’s Consolidated Statement of Income for the year ended December 31, 2022. The following table presents these results of the 142 days from the closing date through December 31, 2022.

(in thousands)	August 11, 2022- December 31, 2022
Revenues	$104,201
Net income	1,249
Goodwill
The $59.5 million excess value recorded in goodwill is primarily attributable to value we expect to realize from the existing customer base, improvements in RevPAR, cost synergies and new agreements signed with new franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is fully deductible for tax purposes. Refer to Note 6 for reconciliation of the Company's goodwill balance.
25. Subsequent Events
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement. The Amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Revolver by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from LIBOR to an adjusted Secured Overnight Financing Rate. The pricing and other terms applicable to the Increased Commitments are the same as those applicable to the existing revolving loan commitments that were in effect prior to the Amendment. Except as amended by the Amendment, the remaining terms of the unsecured credit facility remain in full force and effect.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the

Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
On August 11, 2022, we completed our acquisition of Radisson Hotels Americas. We are in the process of evaluating the existing controls and procedures of Radisson Hotels Americas and integrating Radisson Hotels Americas into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Radisson Hotels Americas Transaction from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The business that we acquired in the Radisson Hotels Americas Transaction represented 34% of the Company’s total assets as of December 31, 2022, and 7% of the Company’s revenues and less than 1% of the Company’s net income for the year ended December 31, 2022. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Radisson Hotels Americas that are subsumed by internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Radisson Hotels Americas, which is included in the 2022 consolidated financial statements of the Company and constituted 34% of total assets as of December 31, 2022 and 7% of revenues and less than 1% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Radisson Hotels Americas.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

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
Code of Ethics
The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.
The Code of Ethics is available free of charge through our internet website located at www.choicehotels.com. We will also provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics. Requests should be directed to Investor Relations, 1 Choice Hotels Circle, Suite 400, Rockville, MD 20850 (telephone number (301) 592-5100). We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet website address set forth above.
Item 11. Executive Compensation.
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2023 Annual Meeting of Shareholders under the sections titled "Compensation Discussion Analysis," "Human Capital and Compensation Committee Report," and "Executive Compensation Tables" (excluding the information under the subheading "Pay Versus Performance").
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2023 Annual Meeting of Shareholders under the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Board of Directors."
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category at December 31, 2022.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	1,010,647	$94.97	1,613,937
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2023 Annual Meeting of Shareholders under the section titled "Certain Relationships and Related Transactions."
Item 14. Principal Accounting Fees and Services.
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2023 Annual Meeting of Shareholders under the sections titled "Principal Accounting Fees and Services" and "Audit Committee Report."
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) List of Documents Filed as Part of this Report
1. Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2. Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)(2) is submitted under Item 8 of this report.
All other schedules are omitted because they are not applicable.

1.Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(r)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05(cc)	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.06(y)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

10.02A(s)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.02D(ff)	Amendment to Amended and Restated Chairman’s Services Agreement effective as of January 1, 2022

10.03(e)†	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(z)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.06(p)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.06A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.07(n)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.07A(s)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.07B(aa)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.08(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.08A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09(bb)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.10(x)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

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

10.16(m)	Extension Confirmation Letter dates as of August 11, 2021 in connection with Senior Unsecured Credit Agreement

10.17(q)	Assignment and Acceptance dated May 11, 2022 in connection with Senior Unsecured Credit Agreement

10.18(dd)
Share Sale and Purchase Agreement, dated as of June 12, 2022 by and among Choice Hotels International, Inc., Radisson Holdings Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SRL

10.19(ee)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 24, 2022

10.20(ee)†	Letter Agreement between the company and Patrick S. Pacious, dated May 24, 2022

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(q)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 4, 2022.
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
(ff) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 24, 2022.

Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Patrick S. Pacious
Patrick S. Pacious President and Chief Executive Officer

Dated: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART W. BAINUM, JR	Chairman, Director	March 1, 2023
Stewart W. Bainum, Jr.

/s/ WILLIAM L. JEWS	Director	March 1, 2023
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2023
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	March 1, 2023
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	March 1, 2023
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	March 1, 2023
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	March 1, 2023
John P. Tague

/s/ LIZA K. LANDSMAN	Director	March 1, 2023
Liza K. Landsman

/s/ MAUREEN SULLIVAN	Director	March 1, 2023
Maureen Sullivan

/s/ DONNA F. VIEIRA	Director	March 1, 2023
Donna F. Vieira

/s/ GORDON A. SMITH	Director	March 1, 2023
Gordon A. Smith

/s/ DOMINIC E. DRAGISICH	Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Dominic E. Dragisich

/s/ ELIZABETH A. REDMOND	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Elizabeth A. Redmond