Form 10-Q
period 2023-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2023-05-09
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on April 28, 2023 was 50,991,519.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
REVENUES
Royalty, licensing and management fees	$107,492	$90,739
Initial franchise fees	7,882	8,402
Platform and procurement services fees	13,843	11,683
Owned hotels	22,332	12,037
Other	10,627	8,229
Other revenues from franchised and managed properties	170,616	126,637
Total revenues	332,792	257,727
OPERATING EXPENSES
Selling, general and administrative	59,283	30,324
Depreciation and amortization	10,023	6,231
Owned hotels	17,146	8,154
Other expenses from franchised and managed properties	168,489	113,650
Total operating expenses	254,941	158,359
Gain on sale of business and assets, net	—	29
Operating income	77,851	99,397
OTHER INCOME AND EXPENSES, NET
Interest expense	14,084	11,470
Interest income	(1,883)	(1,280)
Other (gain) loss	(1,908)	1,716
Equity in net loss (gain) of affiliates	63	(244)
Total other income and expenses, net	10,356	11,662
Income before income taxes	67,495	87,735
Income tax expense	14,675	20,344
Net income	$52,820	$67,391

Basic earnings per share	$1.02	$1.21
Diluted earnings per share	$1.02	$1.20

Cash dividends declared per share	$0.2875	$0.2375
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Net income	$52,820	$67,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	394	(134)
Other comprehensive income (loss), net of tax	394	(134)
Comprehensive income	$53,214	$67,257
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$31,679	$41,566
Accounts receivable (net of allowance for credit losses of $24,558 and $23,435, respectively)	214,103	216,614
Income taxes receivable	4,736	4,759
Notes receivable (net of allowance for credit losses of $3,988 and $4,125, respectively)	53,093	52,466
Prepaid expenses and other current assets	37,477	32,517
Total current assets	341,088	347,922
Property and equipment, at cost (net of accumulated depreciation and amortization of $266,825 and $253,323, respectively)	434,282	427,306
Operating lease right-of-use assets	66,398	68,985
Goodwill	220,187	218,653
Intangible assets (net of accumulated amortization of $205,769 and $201,401, respectively)	750,179	742,190
Notes receivable (net of allowance for credit losses of $6,370 and $6,047, respectively)	56,382	55,577
Investments, employee benefit plans, at fair value	34,758	31,645
Investments in affiliates	33,216	30,647
Deferred income taxes	80,593	88,182
Other assets	89,140	91,068
Total assets	$2,106,223	$2,102,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$93,135	$118,863
Accrued expenses and other current liabilities	78,842	131,410
Deferred revenue	103,599	92,695
Current portion of long-term debt	4,416	2,976
Liability for guest loyalty programs	89,582	89,954
Total current liabilities	369,574	435,898
Long-term debt	1,374,814	1,200,547
Long-term deferred revenue	132,520	134,149
Deferred compensation and retirement plan obligations	40,420	36,673
Income taxes payable	15,482	15,482
Operating lease liabilities	69,708	70,994
Liability for guest loyalty programs	48,420	47,381
Other liabilities	8,277	6,391
Total liabilities	2,059,215	1,947,515
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2023 and December 31, 2022; 51,174,432 and 52,200,903 shares outstanding at March 31, 2023 and December 31, 2022, respectively	951	951
Additional paid-in-capital	299,952	298,053
Accumulated other comprehensive loss	(4,817)	(5,211)
Treasury stock, at cost; 43,891,206 and 42,864,735 shares at March 31, 2023 and December 31, 2022, respectively	(1,842,913)	(1,694,857)
Retained earnings	1,593,835	1,555,724
Total shareholders’ equity	47,008	154,660
Total liabilities and shareholders’ equity	$2,106,223	$2,102,175
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,820	$67,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,023	6,231
Depreciation and amortization – marketing and reservation system	9,276	7,154
Gain on sale and disposal of business and assets, net	—	(29)
Amortization - franchise agreement acquisition cost	4,637	3,784
Non-cash stock compensation and other charges	10,630	7,555
Non-cash interest and investment (income) loss	(1,442)	1,909
Deferred income taxes	7,566	(3,119)
Equity in net loss of affiliates, less distributions received	421	230
Franchise agreement acquisition costs, net of reimbursements	(28,092)	(12,435)
Change in working capital and other	(53,806)	(14,747)
Net cash provided by operating activities	12,033	63,924
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(19,566)	(26,809)
Investment in intangible assets	(1,097)	(1,208)
Proceeds from sale of business and assets	—	8,494
Contributions to investments in affiliates	(3,620)	(268)
Proceeds from sale of equity method investments	868	—
Purchases of investments, employee benefit plans	(2,670)	(2,818)
Proceeds from sales of investments, employee benefit plans	716	1,853
Issuance of notes receivable	(3,660)	(1,245)
Collections of notes receivable	337	63
Other items, net	(771)	(529)
Net cash used in investing activities	(29,463)	(22,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	176,000	—
Debt issuance costs	(755)	—
Purchases of treasury stock	(160,488)	(14,802)
Dividends paid	(12,821)	(13,204)
Proceeds from exercise of stock options	5,504	2,211
Net cash provided by (used in) financing activities	7,440	(25,795)
Net change in cash and cash equivalents	(9,990)	15,662
Effect of foreign exchange rate changes on cash and cash equivalents	103	(58)
Cash and cash equivalents at beginning of period	41,566	511,605
Cash and cash equivalents at end of period	$31,679	$527,209

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$1,603	$513
Interest, net of capitalized interest	$13,396	$14,462
Non-cash investing and financing activities
Dividends declared but not paid	$14,985	$13,250
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$6,704	$4,129

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)(1)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income (loss), net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)(1)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008
(1) During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, effective with the dividend payable on April 18, 2023 to shareholders of record on April 3, 2023. This increase will result in a projected 2023 annual dividend rate of $1.15 per share, subject to future declarations by the board of directors. During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.
(2) Beginning January 1, 2023, Treasury purchases include excise tax as imposed by the Inflation Reduction Act of 2022.

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
Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023. Interim results are not necessarily indicative of the entire year results.
Acquisition of Radisson Hotels Americas
On August 11, 2022, the Company completed the acquisition (the "Transaction") of (1) all of the issued and outstanding shares of Radisson Hospitality, Inc. and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas").
The Company determined it is the accounting acquirer of Radisson Hotels Americas and accounted for the Transaction as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the August 11, 2022 acquisition date, with the exception of certain asset and liabilities which were accounted for in accordance with provisions of ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). Refer to Note 14.
Accordingly, our consolidated statements of income include Radisson Hotels Americas' results of operations in the three months ended March 31, 2023, but exclude Radisson Hotels Americas' results of operations in the three months ended March 31, 2022, as this period was prior to the acquisition date of the Transaction.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022, inclusive of elements attributable to Radisson Hotels Americas balances and activity.
Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and concluded there is no impact to the consolidated financial statements or disclosures for the first quarter of 2023.

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
Significant changes in the contract liabilities balances during the period December 31, 2022 to March 31, 2023 are as follows:

(in thousands)
Balance as of December 31, 2022	$209,359
Increases to the contract liability balance due to cash received	24,053
Revenue recognized in the period	(27,549)
Balance as of March 31, 2023	$205,863
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $205.9 million as of March 31, 2023. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$107,492	$—	$107,492	$90,739	$—	$90,739
Initial franchise fees	7,882	—	7,882	8,402	—	8,402
Platform and procurement services fees	13,239	604	13,843	11,131	552	11,683
Owned hotels	16,893	5,440	22,333	10,040	1,997	12,037
Other	10,627	—	10,627	8,229	—	8,229
Other revenues from franchised and managed properties	155,438	15,178	170,616	112,259	14,378	126,637
Total revenues	$311,571	$21,222	$332,793	$240,800	$16,927	$257,727
Owned hotels point in time revenues represent goods and services purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions.
As presented in Note 11, the Corporate & Other segment revenue amounts represent $26.1 million and $14.3 million for the three months ended March 31, 2023 and 2022, and are included in the Over time column of Other revenue and the Owned hotels revenue row. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and Other revenues from franchised and managed properties are presented net of intersegment revenues of $2.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Senior	$98,339	$95,466
Subordinated	16,577	17,075
Unsecured	4,917	5,674
Total notes receivable	119,833	118,215
Total allowance for notes receivable credit losses	10,358	10,172
Total notes receivable, net of allowance	$109,475	$108,043
Current portion, net of allowance	$53,093	$52,466
Long-term portion, net of allowance	$56,382	$55,577
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Senior	$3,480	$—	$8,018	$—	$28,819	$58,022	$98,339
Subordinated	—	—	—	—	—	16,577	16,577
Unsecured	—	390	1,288	953	203	2,083	4,917
Total notes receivable	$3,480	$390	$9,306	$953	$29,022	$76,682	$119,833
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	March 31, 2023	December 31, 2022
Beginning balance	$10,172	$16,779
Provision for credit losses	342	(938)
Write-offs	(156)	(5,669)
Ending balance	$10,358	$10,172
As of both March 31, 2023 and December 31, 2022, one loan with a senior tranche met the definition of collateral-dependent and is collateralized by membership interests in the borrowing entities and the associated land parcel. The Company used a discounted cash flow ("DCF") market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures substantially all of the carrying value of each loan. Allowances for credit losses attributable to collateral-dependent loans are $0.9 million as of both March 31, 2023 and December 31, 2022, respectively.
As of December 31, 2022, two loans had revised provisions as a result of loan repayments being made timely and a favorable reassessment of the underlying collateral's performance. The write-offs for the year ended December 31, 2022 are primarily associated with a loan previously classified as collateral-dependent that was settled in exchange for an operating hotel on April 14, 2022, as well as a loan that was settled under negotiated terms and therefore written off.
The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $18.4 million and $18.7 million at March 31, 2023 and December 31, 2022, respectively.

The Company has identified loans totaling approximately $4.8 million as of both March 31, 2023 and December 31, 2022, respectively, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.1 million as of both March 31, 2023 and December 31, 2022, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.
The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2023
Senior	$—	$12,897	$15,200	$28,097	$70,242	$98,339
Subordinated	—	—	2,053	2,053	14,524	16,577
Unsecured	—	—	400	400	4,517	4,917
	$—	$12,897	$17,653	$30,550	$89,283	$119,833
As of December 31, 2022
Senior	$—	$15,200	$—	$15,200	$80,266	$95,466
Subordinated	—	—	2,209	2,209	14,866	17,075
Unsecured	20	40	40	99	5,575	5,674
	$20	$15,240	$2,249	$17,508	$100,707	$118,215
The Company evaluated its off-balance-sheet credit exposure for loan commitments and determined the likelihood of having to perform is remote as of March 31, 2023. Refer to Note 12.
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $105.3 million and $103.2 million as of March 31, 2023 and December 31, 2022, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs").
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the three months ended March 31, 2023, the Company recorded provisions for credit losses on accounts receivable of $1.8 million in selling, general and administrative ("SG&A") expenses and $2.1 million in marketing and reservation system expenses. During the three months ended March 31, 2022, the Company recorded reversal of provisions for credit losses on accounts receivable of $0.5 million in SG&A expenses and provisions of $0.3 million in marketing and reservation system expenses. During the three months ended March 31, 2023 and 2022, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $2.8 million and $0.3 million, respectively.
4.    Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $26.1 million and $24.5 million on the consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. For the three months ended March 31, 2023 and 2022, the Company recognized losses totaling $1.4 million and $0.8 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
The Company recognized no impairment charges related to equity method investments during the three months ended March 31, 2023 and 2022.

5.    Debt
Debt consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.8 million and $4.9 million at March 31, 2023 and December 31, 2022, respectively	$445,232	$445,080
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $4.0 million and $4.2 million at March 31, 2023 and December 31, 2022, respectively	395,989	395,838
$850 million senior unsecured revolving credit facility with an effective interest rate of 5.87% less deferred issuance costs of $2.4 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively (1)	533,593	358,189
Economic development loans with an effective interest rate of 3.00% at March 31, 2023 and December 31, 2022, respectively	4,416	4,416
Total debt	$1,379,230	$1,203,523
Less current portion	4,416	2,976
Long-term debt	$1,374,814	$1,200,547
(1) On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the "Amendment"). The Amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from LIBOR to an adjusted Secured Overnight Financing Rate. The pricing and other terms applicable to the Increased Commitments are the same as those applicable to the existing revolving loan commitments that were in effect prior to the Amendment. Except as amended by the Amendment, the remaining terms of the unsecured credit facility remain in full force and effect.
Refer to Note 12 and the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023 and 2022 are as follows:

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income (loss) before reclassification	394
Balance as of March 31, 2023	$(4,817)

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(134)
Balance as of March 31, 2022	$(4,708)
The other comprehensive income (loss) before reclassification for both the three months ended March 31, 2023 and 2022 relate to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2023 and year ended December 31, 2022.
As of March 31, 2023 and December 31, 2022, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2023
Mutual funds (1)	$32,649	$32,649	$—	$—
Money market funds (1)	3,521	—	3,521	—
Total	$36,170	$32,649	$3,521	$—
As of December 31, 2022
Mutual funds (1)	$29,143	$29,143	$—	$—
Money market funds (1)	3,242	—	3,242	—
Total	$32,385	$29,143	$3,242	$—
(1) Included in Investments, employee benefit plans, at fair value and Prepaid expenses and other current assets on the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates of the senior unsecured revolving credit facility adjust frequently based on current market rates; accordingly, we believe its carrying amount approximates fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt. At March 31, 2023 and December 31, 2022, the carrying amounts and fair values are as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,232	$400,586	$445,080	$384,647
2019 Senior Notes	395,989	360,244	395,838	349,368
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.
8. Income Taxes
The effective income tax rates were 21.7% and 23.2% for the three months ended March 31, 2023 and 2022, respectively.
The effective income tax rates for the three months ended March 31, 2023 and 2022 were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity are as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$1,388	$1,052
Restricted stock awards	3,699	3,043
Performance vested restricted stock units	4,684	3,354
Total share-based compensation expense	$9,771	$7,449

A summary of share-based award activity as of and changes during the three months ended March 31, 2023 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,010,647	$94.97		399,099	$128.47	437,180	$140.05
Granted	88,733	123.62		35,361	123.71	104,128	128.88
Performance-Based Leveraging (1)	—	—		—	—	—	—
Exercised/Vested	(107,252)	52.25		(68,432)	93.31	(120,308)	145.41
Expired	—	—		—	—	—	—
Forfeited	(645)	123.71		(4,201)	106.66	(960)	139.95
Outstanding at March 31, 2023	991,483	$102.13	6.3	361,827	$134.91	420,040	$135.78
Options exercisable at March 31, 2023	596,997	$90.05	4.8
(1) There has been no change to PVRSUs outstanding in the three months ended March 31, 2023 based on the Company's performance relative to the targeted performance conditions contained in PVRSUs.
The fair value of the restricted stock awards and the PVRSUs with performance conditions granted during the three months ended March 31, 2023 were equal to the market price of the Company’s common stock on date of grant. The fair value of the PVRSUs with market conditions based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the grant date. The requisite service periods for restricted stock and PVRSUs granted was between 9 months and 48 months. PVRSU award vesting ranges between 0% and 230% of the initial units granted.

The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted during the three months ended March 31, 2023 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.10%
Expected volatility	30.90%
Expected life of stock option	6.0 years
Dividend yield	0.9%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$42.59
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

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income	$52,820	$67,391
Income allocated to participating securities	(272)	(324)
Net income available to common shareholders	$52,548	$67,067
Denominator:
Weighted average shares of common stock outstanding – basic	51,269	55,412
Basic earnings per share	$1.02	$1.21

Numerator:
Net income	$52,820	$67,391
Income allocated to participating securities	(272)	(324)
Net income available to common shareholders	$52,548	$67,067
Denominator:
Weighted average shares of common stock outstanding – basic	51,269	55,412
Dilutive effect of stock options and PVRSUs	445	642
Weighted average shares of common stock outstanding – diluted	51,714	56,054
Diluted earnings per share	$1.02	$1.20
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Stock options	240	156
PVRSUs	—	76
11.    Reportable Segment Information
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations consisting of its 22 brands and brand extensions and hotel management operations of 13 Radisson Hotels Americas hotels (inclusive of 3 owned hotels). The 22 brands and brand extensions and hotel management operations are aggregated within this reportable segment considering their similar economic characteristics, types of customers, distribution channels and regulatory business environments. Revenues from the hotel franchising and management business include royalty fees, initial franchise fees and relicensing fees, cost reimbursement revenues, procurement services revenue, base and incentive management fees, and other hotel franchising and management related revenue. The Company provides certain services under its hotel franchise and management agreements which result in direct and indirect reimbursements. The cost reimbursement revenues received from franchisees are included in hotel franchising and management revenues and are offset by related expenses to calculate hotel franchising operating income. Equity in earnings or losses from hotel franchising related investment in affiliates is allocated to the Company's Hotel Franchising & Management reportable segment.
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
Intersegment revenue adjustment is from the elimination of Hotel Franchising & Management revenue which include royalty fees, management and cost reimbursement fees charged to our owned hotels against franchise and management fee expense recognized by our owned hotels in Corporate & Other operating income (loss).

Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing performance or making operating segment resource allocations decisions and therefore assets by segment are not disclosed below.
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$309,047	$26,064	$(2,319)	$332,792	$244,371	$14,260	$(904)	$257,727
Operating income (loss)	$105,491	$(27,640)	$—	$77,851	$107,320	$(7,923)	$—	$99,397
Income (loss) before income taxes	$105,428	$(37,933)	$—	$67,495	$107,564	$(19,829)	$—	$87,735
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. As of March 31, 2023 and December 31, 2022, the Company believed the likelihood of having to perform under the aforementioned limited payment guaranties was remote. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for the guaranty.
Commitments
The Company has the following commitments outstanding at March 31, 2023:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At March 31, 2023, the Company had commitments to extend an additional $334.6 million for these purposes provided the conditions of the payment are met by its franchisees.
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotel properties owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recorded as of March 31, 2023 in accrued liabilities within the consolidated balance sheets.
•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $11.6 million to support their efforts to construct Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. At March 31, 2023, the Company has remaining commitments of approximately $0.7 million, upon certain conditions being met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has a management fee arrangement for marketing services with a partner in an unconsolidated affiliate. For the three months ended March 31, 2023 and 2022, fees earned and payroll costs reimbursed under this arrangement totaled $0.7 million and $0.4 million, respectively.
The Company has entered into franchise agreements with certain of the unconsolidated affiliates discussed in Note 4. Pursuant to these franchise agreements, for the three months ended March 31, 2023 and 2022, the Company recorded royalty and marketing reservation system fees of approximately $5.8 million and $4.2 million, respectively. The Company recorded $4.1 million and $3.9 million as a receivable due from these affiliates as of March 31, 2023 and December 31, 2022, respectively.
As part of the acquisition of Radisson Hotels Americas as discussed in Note 14, the Company has a management fee arrangement with an investment in an unconsolidated affiliate accounted for under the cost method. For the three months ended March 31, 2023, fees earned and payroll costs reimbursed under this arrangement totaled $1.0 million.
14.    Acquisitions
August 2022 Radisson Hotels Americas Acquisition
On August 11, 2022, the Company completed the acquisition of Radisson Hotels Americas. The accounting purchase price for the Transaction was $673.9 million, which includes the base purchase price of $675.2 million, adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. To fund the Transaction, Choice drew $175.0 million on the Company's existing senior unsecured credit facility, and funded the remainder with cash on hand.
Additionally, in connection with the acquisition, we recorded $10.4 million of transaction, transition, and severance expense, included within Selling, general and administrative, during the three months ended March 31, 2023.
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and liabilities assumed as of August 11, 2022. These preliminary fair values are based on management’s estimates and assumptions, using the best information available at the time of this filing.
During the fourth quarter of 2022 and first quarter of 2023, the Company recorded net measurement period adjustments that revised goodwill by a $9.1 million reduction and $1.5 million increase, respectively, as presented in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The measurement period adjustments resulted in no impact to our consolidated statements of income.
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
The preliminary allocation of the purchase price, including measurement period adjustments, as presented in our consolidated balance sheets:

(in thousands)	August 11, 2022 - original	Measurement Period Adj - 4th quarter 2022	Measurement Period Adj - 1st quarter 2023	August 11, 2022 - as adjusted
Cash and cash equivalents	$113,023	$—	$—	$113,023
Restricted cash	10,403	—	—	10,403
Accounts receivable	32,972	8,752	(1,941)	39,783
Notes receivable - current	1,709	—	(860)	849
Prepaid expenses and other current assets	8,139	—	—	8,139
Property and equipment	125,441	—	—	125,441
Operating lease right-of-use of assets	42,315	(2,016)	—	40,299
Intangible assets	447,400	(300)	—	447,100
Notes receivable - noncurrent	2,592	—	—	2,592
Investment in affiliates	471	—	—	471
Other assets	2,129	—	—	2,129
Total assets acquired	$786,594	$6,436	$(2,801)	$790,229

Accounts payable	$8,295	$(1,566)	$(1,941)	$4,788
Accrued expenses and other current liabilities	15,987	425	674	17,086
Deferred revenue - current(1)	5,745	1,566	—	7,311
Liability for guest loyalty program - current(1)	3,542	3,792	—	7,334
Long-term debt	55,975	—	—	55,975
Long-term deferred revenue(1)	26,499	(3,915)	—	22,584
Deferred compensation and retirement plan obligations	9,265	—	—	9,265
Operating lease liabilities	42,705	(2,016)	—	40,689
Liability for guest loyalty program - noncurrent(1)	10,180	(1,443)	—	8,737
Other liabilities	3,052	543	—	3,595
Total liabilities assumed	$181,245	$(2,614)	$(1,267)	$177,364

Fair value of net assets acquired	$605,349	$9,050	$(1,534)	$612,865
Goodwill	68,507	(9,050)	1,534	60,991
Total purchase consideration	$673,856	$—	$—	$673,856
(1) The Deferred revenue (including deferred affiliation fees) and Liability for guest loyalty program balances were assumed at their carrying value at the date of the acquisition pursuant to the application of ASU 2021-08. Refer to Note 1.
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
Debt Assumed
As part of the Transaction, we assumed a mortgage related to an acquired hotel property. The mortgage had an associated interest rate cap agreement with an effective date of July 30, 2021 through August 6, 2024. Subsequent to the acquisition closing date, the mortgage, inclusive of the outstanding interest and fees, was repaid in full in the amount of $56.0 million using cash we acquired. Additionally, the interest rate cap agreement was terminated, which resulted in a payment to Choice in the amount of $1.9 million. Related to the mortgage, we acquired $10.4 million in restricted cash, for which restrictions were lifted upon repayment.
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

Three Months Ended
(in thousands)	March 31, 2022
Revenues	$311,469
Net income	63,700
Radisson Hotels Americas Results of Operations
The results of Radisson Hotels Americas have been consolidated with the Company since August 11, 2022 and are included in the Company’s Consolidated Statement of Income for the three months ended March 31, 2023. The following table presents these results.

Three Months Ended
(in thousands)	March 31, 2023
Revenues	$62,383
Net income	3,273
Goodwill
The $61.0 million excess value recorded in goodwill is primarily attributable to value we expect to realize from the existing customer base, improvements in RevPAR, cost synergies and new agreements signed with new franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is fully deductible for tax purposes.
The following table details the carrying amount of the Company's goodwill, including goodwill arising from the acquisition of Radisson Hotels Americas, as of March 31, 2023.

(in thousands)
Goodwill, excluding goodwill arising from Radisson Hotels Americas acquisition	$166,774
Accumulated impairment losses	(7,578)
Goodwill arising from Radisson Hotels Americas acquisition	60,991
Goodwill, net carrying amount	$220,187
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

Overview
We are primarily a hotel franchisor with franchise agreements and owned hotels representing 7,467 hotels open comprising 626,824 rooms and 988 hotels with 96,111 rooms under construction, awaiting conversion, approved for development or committed to future franchise development on outstanding master development agreements ("MDAs") as of March 31, 2023, located in 50 states, the District of Columbia and approximately 50 countries and territories outside the United States. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of six Cambria and three legacy Radisson Hotels Americas open and operating hotels, and the management of 13 legacy Radisson Hotels Americas hotels (inclusive of the Radisson Hotels Americas owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests hotels, owned hotels, and other sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is ordinarily lower in November through February than during the remainder of the year. Our principal source of revenue is franchise fees based on the gross room revenues or number of rooms of our franchised properties. The Company’s franchise and managed fees, as well as its owned hotels revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
With a primary focus on hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve operating results by increasing the number of franchised hotel rooms and effective royalty rates of our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees, procurement services and licensing revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with product and services that appeal to our guests.
The principal factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved on our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is Revenue per Available Room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with franchise system growth of our established brands have historically been less than incremental royalty fees generated from new franchises. Accordingly, over the long-term, continued growth of our franchise business should enable us to realize benefits from the operating leverage in place and improve operating results.
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
We believe that executing our strategic priorities creates value for our shareholders. Our Company focuses on the following strategic priorities:
Profitable Growth. Our success is dependent on improving the performance of our hotels, increasing our system size by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor and partnership platform programs and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, qualified vendor relationships and partnerships with companies that provide services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. The addition of the legacy Radisson brands in the Americas increased Choice's footprint in the upper midscale and upscale chain scales and introduced presence in the upper upscale chain scale. We expect that the Radisson Americas acquisition will enable us to strengthen our presence in the upper midscale chain scale, expand our market presence in certain geographies in the United States and further build on our momentum in the upscale chain scale, accelerating the growth of our Cambria Hotels and Ascend Hotel Collection brands and allowing us to expand the Radisson portfolio.
Maximizing Financial Returns and Creating Value for Shareholders. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the Liquidity and Capital Resources header of MD&A for more information regarding capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired six Cambria and three legacy Radisson Hotels Americas open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. For legacy Choice brands, our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate growth of our brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Results of Operations: Royalty fees, licensing and management fees, operating income, net income and diluted EPS represent key measurements of our financial performance. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, quarterly and/or annual deficits may be generated. During the three months ended March 31, 2023 and 2022, other franchised and managed revenues exceeded expenses by $2.1 million and $13.0 million, respectively.
Refer to the Operations Review header of MD&A for additional analysis of our results.
Liquidity and Capital Resources: Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends.
We believe the Company’s cash flow from operations and available financing capacity is sufficient to meet the expected future operating, investing and financing needs of the business. Refer to Liquidity and Capital Resources header of MD&A for additional analysis.
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
Revenues excluding reimbursable revenue from franchised and managed properties. The Company’s other revenues from franchised and managed properties financial statement line item reflect franchise marketing and reservation system revenues and management agreement cost reimbursements. The legacy Choice franchise marketing and reservation activities and legacy Radisson Hotels Americas franchise marketing activities and management agreement cost reimbursements operate at break-even based on the Company's contractual commitments regarding the manner such fees will be utilized. The legacy Radisson Hotels Americas reservation revenue, which is also recorded in the other revenues from franchised and managed properties, does not break even, based on the legacy Radisson Hotels Americas franchise contracts.
As a result, the Company excludes reimbursable revenue from franchised and managed properties when analyzing the performance of the business.
A similar non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues excluding reimbursable revenue from franchised and managed properties

	Three Months Ended March 31,
(in thousands)	2023	2022
Total revenues	$332,792	$257,727
Adjustments:
Reimbursable revenue from franchised and managed properties	(157,782)	(126,637)
Revenues excluding reimbursable revenue from franchised and managed properties	$175,010	$131,090

Operations Review
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2023 and 2022
Summarized financial results for the three months ended March 31, 2023 and 2022 are set forth in the table below. In accordance with GAAP, our income statements include Radisson Hotels Americas’ results of operations in the three months ended March 31, 2023, but do not include Radisson Hotels Americas' results of operations in the three months ended March 31, 2022, as we did not acquire Radisson Hotels America until August 11, 2022.

(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$107,492	$90,739
Initial franchise fees	7,882	8,402
Platform and procurement services fees	13,843	11,683
Owned hotels	22,332	12,037
Other	10,627	8,229
Other revenues from franchised and managed properties	170,616	126,637
Total revenues	332,792	257,727
OPERATING EXPENSES
Selling, general and administrative	59,283	30,324
Depreciation and amortization	10,023	6,231
Owned hotels	17,146	8,154
Other expenses from franchised and managed properties	168,489	113,650
Total operating expenses	254,941	158,359
Gain on sale of business and assets, net	—	29
Operating income	77,851	99,397
OTHER INCOME AND EXPENSES, NET
Interest expense	14,084	11,470
Interest income	(1,883)	(1,280)
Other (gain) loss	(1,908)	1,716
Equity in net loss (gain) of affiliates	63	(244)
Total other income and expenses, net	10,356	11,662
Income before income taxes	67,495	87,735
Income tax expense	14,675	20,344
Net income	$52,820	$67,391
Results of Operations
The Company recorded income before income taxes of $67.5 million for the three-month period ended March 31, 2023, a $20.2 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $21.5 million decrease in operating income and an increase in interest expense of $2.6 million, partially offset by a decrease in other (gain) loss of $3.6 million from the three-month period ended March 31, 2022.
Operating income decreased $21.5 million primarily due to a $10.8 million decrease in the net surplus generated from other franchised and managed properties activities and a $10.4 million increase in selling, general and administrative ("SG&A") expense related to operational restructuring charges, consisting primarily of salary and benefit continuation payments, and transition costs related to integration of the Radisson Hotels Americas business acquired in August 2022. In addition, SG&A expenses increased $3.5 million related to increases in the Company's deferred compensation assets based on increases in the underlying investments. This increase as well as a $3.8 million increase in depreciation and amortization expense due to the acquisition of three hotels and identifiable intangible assets as part of the Radisson Hotels Americas transaction was partially offset by growth of the legacy Choice business and the operations of the newly acquired Radisson Hotels Americas business.

The primary reasons for these fluctuations, inclusive of the impact from the legacy Radisson brands as acquired on August 11, 2022, are described in more detail below.
Royalty, licensing and management fees
Domestic royalty fees increased $11.2 million to $98.2 million for the three months ended March 31, 2023 from $87.0 million for the three months ended March 31, 2022. The increase in domestic royalties is attributable to $9.4 million of fees from legacy Radisson brands in the three months ended March 31, 2023 and an overall domestic RevPAR increase of 5.9%. System-wide RevPAR increased due to a 5.2% increase in average daily rates and a 34 basis point increase in occupancy. The increase in domestic royalties is also due to a system-wide 6 basis point increase in the effective royalty rate from 4.93% for the three months ended March 31, 2022 to 4.99% for the three months ended March 31, 2023, and an 8.2% increase in the number of domestic franchised hotel rooms in the comparative period.
A summary of the Company's domestic franchised hotels operating performance organized by chain scale is as follows.

	Three Months Ended			Three Months Ended			Change
	March 31, 2023			March 31, 2022
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above(1)	$139.86	51.2%	$71.59	$130.68	47.1%	$61.57	7.0%	407	bps	16.3%
Midscale & Upper Midscale(2)	95.18	52.2%	49.70	91.65	51.4%	47.09	3.9%	83	bps	5.5%
Extended Stay(3)	62.79	71.3%	44.74	59.87	73.9%	44.24	4.9%	(264)	bps	1.1%
Economy(4)	67.71	44.8%	30.34	65.97	45.7%	30.16	2.6%	(89)	bps	0.6%
Total(5)	$91.21	52.7%	$48.08	$86.67	52.4%	$45.38	5.2%	34	bps	5.9%
(1) Includes Cambria, Ascend, Radisson Blu, Radisson Red, Park Plaza, Radisson Individuals and Radisson brands.
(2) Includes Country, Comfort, Clarion, Sleep, Quality and Park brands.
(3) Includes WoodSpring, Mainstay, Suburban and Everhome brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability, ADR, Occupancy, and RevPAR reflect operating performance for the three months ended March 31, 2022 as if the legacy Radisson brands were acquired on January 1, 2022.
A summary of domestic hotels and rooms in our franchise system at March 31, 2023 and 2022 by brand is as follows:

	March 31, 2023		March 31, 2022		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Ascend Hotel Collection	198	22,528	201	20,639	(3)	1,889	(1.5)%	9.2%
Cambria Hotels	66	9,000	58	7,996	8	1,004	13.8%	12.6%
Radisson(1)	68	15,887	—	—	68	15,887	NM	NM
Comfort(3)	1,684	132,264	1,659	130,644	25	1,620	1.5%	1.2%
Country(2)	432	34,494	—	—	432	34,494	NM	NM
Clarion(4)	179	19,707	188	21,464	(9)	(1,757)	(4.8)%	(8.2)%
Quality	1,622	120,136	1,641	122,576	(19)	(2,440)	(1.2)%	(2.0)%
Sleep	425	29,968	416	29,332	9	636	2.2%	2.2%
Park	4	363	—	—	4	363	NM	NM
Everhome	1	98	—	—	1	98	NM	NM
MainStay	116	7,956	102	7,072	14	884	13.7%	12.5%
WoodSpring	214	25,834	306	36,854	(92)	(11,020)	(30.1)%	(29.9)%
Suburban	75	6,700	70	6,246	5	454	7.1%	7.3%
Econo Lodge	690	41,157	726	43,534	(36)	(2,377)	(5.0)%	(5.5)%
Rodeway	494	27,787	521	30,062	(27)	(2,275)	(5.2)%	(7.6)%
Total Domestic Franchises(5)	6,268	493,879	5,888	456,419	380	37,460	6.5%	8.2%
(1) Includes Radisson Blu, Radisson Red, Radisson Individuals and Radisson brands.
(2) Includes Country Inn & Suites and Park Plaza brands.
(3) Includes Comfort family of brand extensions including Comfort and Comfort Suites.

(4) Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(5) In 2022, the Company reclassified six properties located in the Caribbean from Domestic Franchises to International Franchises.
International royalty fees increased $2.7 million to $6.4 million for the three months ended March 31, 2023 from $3.8 million three months ended March 31, 2022. The increase in international royalty fees is attributable to $1.8 million of fees from legacy Radisson brands in the three months ended March 31, 2023 and as a result of improvements in RevPAR performance and an increase of international franchise system size, inclusive of legacy Radisson brands, by 91 hotels (from 1,108 as of March 31, 2022 to 1,199 as of March 31, 2023) and 11,650 rooms (from 121,295 as of March 31, 2022 to 132,945 as of March 31, 2023).
Initial Franchise Fees
Initial franchise fee revenue decreased $0.5 million from $8.4 million to $7.9 million for the three months ended March 31, 2022 and March 31, 2023, respectively. The decline is primarily attributable to the timing of domestic franchise agreements awards, openings, and terminations for new construction hotels as well as domestic relicensing contracts compared to the prior year.
Initial franchise fees are generally paid to the Company when a franchisee executes a franchise agreement for a new property entering the system or an existing franchised property at the time of an ownership change (referred to as a relicensing) or agreement renewal, however, the recognition of revenue is deferred until the hotel associated with the franchise agreement is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as services are provided over the enforceable period of the franchise license agreement. Upon the termination of a franchise agreement, previously deferred initial franchise fees are recognized immediately in the period the agreement is terminated.
At March 31, 2023, the Company had 988 franchised hotels with 96,111 rooms under construction, awaiting conversion, approved for development or committed to future franchise development on outstanding MDAs (collectively, "pipeline") in its global system, as compared to 925 franchised hotels and 84,210 rooms at March 31, 2022. Approximately 94% of our pipeline is located in the United States and approximately 77% of the domestic pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of awarding new franchise agreements. While the Company's hotel pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors which could impact items such as access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements.
Platform and procurement services fees: Revenues increased $2.1 million from $11.7 million for the three months ended March 31, 2022 to $13.8 million the three months ended March 31, 2023. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors driven by increased occupancy during the first quarter of 2023 at our franchised hotels, inclusive of activity from legacy Radisson brand hotels.
Other Revenues: Other revenues increased $2.4 million from $8.2 million for the three months ended March 31, 2022 to $10.6 million for the three months ended March 31, 2023 driven by an increase in non-compliance fees and other franchising revenues, inclusive of activity from the newly acquired Radisson brand hotels.
Selling, General and Administrative Expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses were $59.3 million and $30.3 million for the three months ended March 31, 2023, and 2022, respectively. SG&A expenses experienced an increase resulting from the acquisition of Radisson Hotels Americas, inclusive of $10.4 million of operational restructuring, consisting primarily of salary and benefit continuation payments, and transition related-costs incurred; general corporate purposes, including compensation, benefits, travel, and professional fees; and the provision for credit losses in accounts receivable in accordance with Topic 326. SG&A expenses reflect a $3.5 million increase in the Company's deferred compensation liabilities based on increases in the underlying investments.
Depreciation and amortization: Depreciation and amortization expense was $10.0 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively, increasing primarily due to the acquisition of Radisson Hotels Americas and associated amortization from the portion of the purchase price allocated to contract asset acquisition costs as well as the three hotels acquired in the transaction.
Interest expense: The Company recorded interest expense of $14.1 million for the three months ended March 31, 2023, an increase of $2.6 million from the comparable 2022 period. The increase in interest expense is a result of increased borrowings and interest rates on the Company's revolving credit facility; refer to discussion under the Liquidity and Capital Resources header of MD&A.

Other (gain) loss: The Company recorded other net gain of $1.9 million for the three months ended March 31, 2023, compared to other net loss of $1.7 million for the three months ended March 31, 2022. The current period gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments and foreign currency transaction gains.
Income tax expense: The effective income tax rates were 21.7% and 23.2% for the three months ended March 31, 2023 and 2022, respectively.
The effective income tax rates for the three months ended March 31, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes, partially offset by excess tax benefits from share-based compensation.

Liquidity and Capital Resources
Our Company historically generates strong and predictable operating cash flows primarily from our hotel franchising operations. Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders, while maintaining a strong balance sheet and financial flexibility. The Company's short-term and long-term liquidity requirements primarily arise from working capital needs, debt obligations, income tax payments, dividend payments, share repurchases, capital expenditures and investments in growth opportunities.
The Company's primary sources of liquidity as of March 31, 2023 consisted of $345.7 million in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of March 31, 2023, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash and available borrowing capacity and cash flows from operations provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. With respect to these activities, the Company had approximately $502.0 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of March 31, 2023, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of March 31, 2023, the Company had commitments to extend an additional $334.6 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company has historically generated cash flow from operating activities in excess of capital needed to invest in growth opportunities and service debt obligations. As a result, the Company maintains a share repurchase program and pays a quarterly dividend. As of March 31, 2023, the Company had 3.4 million shares remaining under the current share repurchase authorization. In addition, in March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, effective with the dividend payable on April 18, 2023 to shareholders of record on April 3, 2023. This increase will result in a projected 2023 annual dividend rate of $1.15 per share or approximately $56.5 million in aggregate dividend payments, subject to future declarations by our board of directors.
Operating Activities
During the three months ended March 31, 2023 and 2022, net cash provided by operating activities totaled $12.0 million and $63.9 million, respectively. Operating cash flows decreased $51.9 million primarily due to a decrease in the net surplus generated from other franchised and managed properties activities; an increase in SG&A expenses related to operational restructuring charges; due diligence and transition costs related to the integration of the Radisson Hotels Americas business acquired in August 2022; an increase in franchise agreement acquisition cost payments; an increase in borrowing costs; and timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the three months ended March 31, 2023 and 2022, the Company's net advances for these purposes totaled $28.1 million and $12.4 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At March 31, 2023, the Company had commitments to extend an additional $334.6 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s legacy Choice franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. The franchised and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exceptions of certain contractual elements concerning reservation fees, which are not required to breakeven over time and which are insignificant to overall operating net income. During the three months ended March 31, 2023 and 2022, net surplus generated from other franchised and managed properties activities was $2.1 million and $12.9 million, respectively.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $502.0 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of March 31, 2023, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment.
Cash utilized for investing activities totaled $29.5 million and $22.5 million for the three months ended March 31, 2023 and 2022, respectively. The change in cash utilized for investing activities for the three months ended March 31, 2023 primarily reflects the following:
During the three months ended March 31, 2023 and 2022, capital expenditures in property and equipment totaled $19.6 million and $26.8 million, respectively. These capital expenditures primarily reflect costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including ongoing construction and acquisition of land parcels for hotel development.
During the three months ended March 31, 2022, the Company realized net proceeds of $8.5 million from the sale of one parcel of land.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets. During the three months ended March 31, 2023 and 2022, the Company invested $3.6 million and $0.3 million, respectively, to support these efforts. In addition, during the three months ended March 31, 2023, the Company received distributions and sales proceeds from these affiliates totaling $0.9 million. The Company received no distribution and sales proceeds from these affiliates for the three months ended March 31, 2022. To the extent that existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $11.6 million to support these efforts.
The Company has entered into various limited payment guaranties with regards to the Company’s investments in affiliates. The maximum exposure of principal incidental to these limited payment guaranties is $5.7 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under the aforementioned limited payment guaranties was remote as of March 31, 2023 and 2022. In the event of performance, the Company has recourse for one of the transactions in the form of a membership interest pledge as collateral for our guaranty. Refer to Note 12 to our consolidated financial statements for further discussion.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the three months ended March 31, 2023, the Company advanced $3.7 million and received repayments totaling $0.3 million for these purposes. For the three months ended March 31, 2022, the Company advanced $1.2 million amounts and received repayments totaling $0.1 million for these purposes. At March 31, 2023, the Company had commitments to extend an additional $0.7 million for these purposes provided certain conditions are met by its franchisees.
Financing Activities
Financing cash flows relate primarily to the Company's borrowings, open market treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and dividends.
Debt
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement, dated July 21, 2015. The Restated Credit Agreement provided for a $600 million unsecured credit facility with an original maturity date of August 20, 2023, subject to optional one-year extensions that could be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement in exchange for fees. The Company has exercised multiple one-year extension options on the Restated Credit Agreement resulting in a new maturity date of August 20, 2026. The Restated Credit Agreement also provides that up to $35 million of borrowings under the Restated Credit Agreement may be used for alternative currency loans and up to $25 million of borrowings under the Restated Credit Agreement may be used for swingline loans. The Company may from time to time designate one or more wholly owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.
There are no subsidiary guarantors under the Restated Credit Agreement. On February 18, 2020, the Company entered into the First Amendment to the Amended and Restated Senior Unsecured Credit Agreement which, among other things, removed a springing guarantee (requiring subsidiaries to guarantee the Company's obligations under the Restated Credit Agreement if the subsidiary incurs certain recourse debt) and other provisions and references in the Restated Credit Agreement related to the potential existence of subsidiary guarantors.
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement. This amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from LIBOR to an adjusted Secured Overnight Financing Rate.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At March 31, 2023, the Company maintained a total leverage ratio of 2.39x, including outstanding debt of approximately $533.6 million on the senior unsecured revolving credit facility, and was in compliance with all financial covenants under the Restated Credit Agreement.
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
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The Company utilized the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior unsecured senior credit facility, to pay a special cash dividend to shareholders totaling approximately $600.7 million paid on August 23, 2012.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At March 31, 2023, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten-year corporate headquarters lease will be forgiven in full. The advances will be included in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in material compliance with all applicable current performance conditions as of March 31, 2023.
Dividends
During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, effective with the dividend payable on April 18, 2023 to shareholders of record on April 3, 2023.
During the three months ended March 31, 2023, the Company paid $12.8 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2023 are projected to be $1.15 per share or approximately $56.5 million in aggregate dividend payments.
The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets.
During the three months ended March 31, 2023, the Company repurchased 1.2 million shares of its common stock under the share repurchase program at a total cost of $146.8 million. In total through March 31, 2023, the Company repurchased 56.6 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $2.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 89.6 million shares at an average price of $23.10 per share. As of March 31, 2023, the Company had 3.4 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2023, the Company redeemed 0.1 million shares of common stock at a total cost of $13.7 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the three months ended March 31, 2023, the Company received proceeds of $5.5 million from stock options exercised by employees.
Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. Discussion of these policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which incorporates description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
New Accounting Standards
Refer to Note 1 for information related to our evaluation of new accounting standards.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume" or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to management. Such statements may relate to projections of the Company's revenue, expenses, Adjusted EBITDA, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, RevPAR, our ability to benefit from any rebound in travel demand, and our liquidity, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the Company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; the resurgence or worsening of the COVID-19 pandemic, including with respect to new strains or variants, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations, especially in areas that continue to be affected by the COVID-19 pandemic; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas. These and other risk factors are discussed in detail in the Risk Factors section of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $36.2 million and $32.4 million at March 31, 2023 and December 31, 2022, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At March 31, 2023, the Company had $536.0 million of variable interest rate debt instruments outstanding at an effective rate of 5.87%. A hypothetical change of 10% in the Company’s effective interest rate from March 31, 2023 levels would increase or decrease annual interest expense by $3.1 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, all of which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2023. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2023	554,622	$118.66	554,622	4,120,542
February 28, 2023	404,509	124.03	404,509	3,716,033
March 31, 2023	382,389	119.44	272,089	3,443,944
Total	1,341,520	$120.50	1,231,220	3,443,944
(1) During the three months ended March 31, 2023, the Company redeemed 110,300 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

10.1(f)
Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 14, 2023 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.2(f)
Successor Agency Agreement, dated February 14, 2023, by and among Wells Fargo Bank, National Association, as successor agent, Deutsche Bank AG New York Branch, as resigning agent, and Choice Hotels International, Inc.

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
(f)     Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on February 14, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

May 9, 2023	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 9, 2023	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer