Form 10-Q
period 2023-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2023-08-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on July 31, 2023 was 50,377,595.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES
Royalty, licensing and management fees	$140,499	$121,449	$247,991	$212,188
Initial franchise fees	7,164	6,222	15,046	14,624
Platform and procurement services fees	28,801	21,803	42,644	33,486
Owned hotels	25,504	17,191	47,836	29,228
Other	11,148	11,927	21,775	20,156
Other revenues from franchised and managed properties	214,304	189,382	384,920	316,019
Total revenues	427,420	367,974	760,212	625,701
OPERATING EXPENSES
Selling, general and administrative	67,804	43,888	127,087	74,212
Depreciation and amortization	9,812	5,479	19,835	11,710
Owned hotels	18,150	10,692	35,296	18,846
Other expenses from franchised and managed properties	207,265	153,846	375,754	267,496
Total operating expenses	303,031	213,905	557,972	372,264
Gain on sale of business and assets, net	—	3,280	—	3,309
Operating income	124,389	157,349	202,240	256,746
OTHER INCOME AND EXPENSES, NET
Interest expense	16,270	11,252	30,354	22,722
Interest income	(2,056)	(1,628)	(3,939)	(2,908)
Other (gain) loss	(2,187)	5,559	(4,095)	7,275
Equity in net (gain) loss of affiliates	(185)	40	(122)	(204)
Total other income and expenses, net	11,842	15,223	22,198	26,885
Income before income taxes	112,547	142,126	180,042	229,861
Income tax expense	27,837	35,958	42,512	56,302
Net income	$84,710	$106,168	$137,530	$173,559

Basic earnings per share	$1.66	$1.90	$2.68	$3.11
Diluted earnings per share	$1.65	$1.89	$2.66	$3.08

Cash dividends declared per share	$0.2875	$0.2375	$0.5750	$0.4750
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$84,710	$106,168	$137,530	$173,559
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	295	(103)	689	(237)
Other comprehensive income (loss), net of tax	295	(103)	689	(237)
Comprehensive income	$85,005	$106,065	$138,219	$173,322
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$36,167	$41,566
Accounts receivable (net of allowance for credit losses of $27,399 and $23,435, respectively)	220,100	216,614
Income taxes receivable	5,141	4,759
Notes receivable (net of allowance for credit losses of $2,331 and $4,125, respectively)	52,909	52,466
Prepaid expenses and other current assets	33,817	32,517
Total current assets	348,134	347,922
Property and equipment, at cost (net of accumulated depreciation and amortization of $280,298 and $253,323, respectively)	449,313	427,306
Operating lease right-of-use assets	63,902	68,985
Goodwill	220,187	218,653
Intangible assets (net of accumulated amortization of $216,678 and $201,401, respectively)	764,377	742,190
Notes receivable (net of allowance for credit losses of $6,183 and $6,047, respectively)	50,022	55,577
Investments, employee benefit plans, at fair value	36,278	31,645
Investments in affiliates	44,946	30,647
Deferred income taxes	86,006	88,182
Other assets	87,158	91,068
Total assets	$2,150,323	$2,102,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$120,977	$118,863
Accrued expenses and other current liabilities	98,791	131,410
Deferred revenue	95,658	92,695
Current portion of long-term debt	4,416	2,976
Liability for guest loyalty programs	86,844	89,954
Total current liabilities	406,686	435,898
Long-term debt	1,384,293	1,200,547
Long-term deferred revenue	131,873	134,149
Deferred compensation and retirement plan obligations	41,283	36,673
Income taxes payable	8,601	15,482
Operating lease liabilities	68,785	70,994
Liability for guest loyalty programs	46,316	47,381
Other liabilities	7,795	6,391
Total liabilities	2,095,632	1,947,515
Commitments and Contingencies
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2023 and December 31, 2022; 50,565,881 and 52,200,903 shares outstanding at June 30, 2023 and December 31, 2022, respectively	951	951
Additional paid-in-capital	311,288	298,053
Accumulated other comprehensive loss	(4,522)	(5,211)
Treasury stock, at cost; 44,499,757 and 42,864,735 shares at June 30, 2023 and December 31, 2022, respectively	(1,917,031)	(1,694,857)
Retained earnings	1,664,005	1,555,724
Total shareholders’ equity	54,691	154,660
Total liabilities and shareholders’ equity	$2,150,323	$2,102,175
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,530	$173,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,835	11,710
Depreciation and amortization – marketing and reservation system	18,581	14,608
Gain on sale and disposal of business and assets, net	—	(3,309)
Franchise agreement acquisition cost amortization	9,380	7,623
Non-cash stock compensation and other charges	23,689	17,770
Non-cash interest, investment, and affiliate (income) loss, net	(3,098)	7,459
Deferred income taxes	2,157	(5,493)
Equity in net gain of affiliates, less distributions received	637	745
Franchise agreement acquisition costs, net of reimbursements	(46,150)	(27,016)
Change in working capital and other	(36,822)	(38,307)
Net cash provided by operating activities	125,739	159,349
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(45,684)	(49,866)
Investment in intangible assets	(1,385)	(1,824)
Proceeds from sale of assets and business	—	32,893
Asset acquisition, net of cash acquired	—	(856)
Contributions to investments in affiliates	(15,328)	(669)
Proceeds from sale of equity method investments	868	—
Purchases of investments, employee benefit plans	(3,206)	(3,294)
Proceeds from sales of investments, employee benefit plans	1,099	1,854
Issuance of notes receivable	(4,284)	(1,987)
Collections of notes receivable	9,296	63
Other items, net	(526)	(305)
Net cash used in investing activities	(59,150)	(23,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	185,000	—
Debt issuance costs	(755)	(24)
Purchases of treasury stock	(234,455)	(15,140)
Proceeds from exercise of stock options	5,616	2,359
Dividends paid	(27,534)	(26,453)
Net cash used in financing activities	(72,128)	(39,258)
Net change in cash and cash equivalents	(5,539)	96,100
Effect of foreign exchange rate changes on cash and cash equivalents	140	(520)
Cash and cash equivalents at beginning of period	41,566	511,605
Cash and cash equivalents at end of period	$36,167	$607,185

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$32,204	$40,144
Interest, net of capitalized interest	$28,841	$21,614
Non-cash investing and financing activities
Dividends declared but not paid	$15,136	$13,249
Investment in property, equipment and intangibles acquired in accounts payable and accrued liabilities	$8,716	$5,715
Asset acquisition from extinguishment of note receivable	$—	$20,446

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645
Net income	—	—	—	—	—	106,168	106,168
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Share based payment activity(1)	12,422	—	8,999	—	596	—	9,595
Dividends declared ($0.2375 per share)	—	—	—	—	—	(13,242)	(13,242)
Treasury purchases	(2,422)	—	—	—	(338)	—	(338)
Balance as of June 30, 2022	55,780,322	$951	$274,384	$(4,811)	$(1,276,090)	$1,422,291	$416,725

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income (loss), net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008
Net income	—	—	—	—	—	84,710	84,710
Other comprehensive income (loss), net of tax	—	—	—	295	—	—	295
Share based payment activity(1)	10,508	—	11,336	—	579	—	11,915
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,540)	(14,540)
Treasury purchases(2)	(619,059)	—	—	—	(74,697)	—	(74,697)
Balance as of June 30, 2023	50,565,881	$951	$311,288	$(4,522)	$(1,917,031)	$1,664,005	$54,691
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of performance vested restricted stock units ("PVRSU") which are captured in Share-based payment activity.
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
Accordingly, our consolidated statements of income include Radisson Hotels Americas' results of operations in the three and six months ended June 30, 2023, but exclude Radisson Hotels Americas' results of operations in the three and six months ended June 30, 2022, as this period was prior to the acquisition date of the Transaction.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022, inclusive of elements attributable to Radisson Hotels Americas balances and activity.
Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and concluded there is no material impact to the consolidated financial statements or disclosures through the second quarter of 2023.

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
Significant changes in the contract liabilities balances during the period December 31, 2022 to June 30, 2023 are as follows:

(in thousands)
Balance as of December 31, 2022	$209,359
Increases to the contract liability balance due to cash received	60,029
Revenue recognized in the period	(61,597)
Balance as of June 30, 2023	$207,791
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied or partially unsatisfied performance obligations is $207.8 million as of June 30, 2023. This amount represents fixed transaction price that will be recognized as revenue in future periods, which is captured in the consolidated balance sheet as current and non-current deferred revenue.
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
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$136,654	$3,845	$140,499	$121,449	$—	$121,449
Initial franchise fees	7,164	—	7,164	6,222	—	6,222
Platform and procurement services fees	27,997	804	28,801	20,744	1,059	21,803
Owned hotels	19,155	6,349	25,504	14,803	2,388	17,191
Other	11,148	—	11,148	11,927	—	11,927
Other revenues from franchised and managed properties	189,853	24,451	214,304	148,126	41,256	189,382
Total revenues	$391,971	$35,449	$427,420	$323,271	$44,703	$367,974

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$243,502	$4,489	$247,991	$212,188	$—	$212,188
Initial franchise fees	15,046	—	15,046	14,624	—	14,624
Platform and procurement services fees	41,237	1,407	42,644	31,876	1,610	33,486
Owned hotels	36,047	11,789	47,836	24,843	4,385	29,228
Other	21,775	—	21,775	20,156	—	20,156
Other revenues from franchised and managed properties	345,934	38,986	384,920	260,382	55,637	316,019
Total revenues	$703,541	$56,671	$760,212	$564,069	$61,632	$625,701
Owned hotels point in time revenues represent goods and services purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining point in time revenues represent loyalty points redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions.
As presented in Note 11, the Corporate & Other segment revenue amounts represent $26.6 million and $19.4 million for the three months ended June 30, 2023 and 2022, respectively, and $52.6 million and $33.7 million for the six months ended June 30, 2023 and 2022, respectively, and are included in the Over time column of Other revenue and the Owned hotels revenue row. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and Other revenues from franchised and managed properties are presented net of intersegment revenues of $1.0 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.

The composition of notes receivable balances by credit quality indicator and the allowance for credit losses is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Senior	$86,417	$95,466
Subordinated	20,028	17,075
Unsecured	5,000	5,674
Total notes receivable	$111,445	$118,215
Total allowance for notes receivable credit losses	8,514	10,172
Total notes receivable, net of allowance	$102,931	$108,043
Current portion, net of allowance	$52,909	$52,466
Long-term portion, net of allowance	$50,022	$55,577
Amortized cost basis by year of origination and credit quality indicator are as follows:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Senior	$—	$—	$—	$—	$28,849	$57,568	$86,417
Subordinated	3,491	—	1,957	—	—	14,580	20,028
Unsecured	—	254	1,290	938	208	2,310	5,000
Total notes receivable	$3,491	$254	$3,247	$938	$29,057	$74,458	$111,445
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	June 30, 2023	December 31, 2022
Beginning balance	$10,172	$16,779
Provision for credit losses	154	(938)
Recoveries	(1,812)	(5,669)
Ending balance	$8,514	$10,172
As of both June 30, 2023 and December 31, 2022, one loan with a senior tranche met the definition of collateral-dependent and is collateralized by membership interests in the borrowing entities and the associated land parcel. The Company used a market approach via quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as level three of the fair value measurement hierarchy, as there are unobservable inputs which are significant to the overall fair value. Based on these analyses, the fair value of collateral secures substantially all of the carrying value of the loan. Allowances for credit losses attributable to collateral-dependent loans are $0.9 million as of both June 30, 2023 and December 31, 2022, respectively.
Recoveries for the six months ended June 30, 2023 are primarily associated with cash collections pursuant to a settlement agreement with a borrower. Recoveries for the year ended December 31, 2022 are primarily associated with a loan previously classified as collateral-dependent that was settled in exchange for an operating hotel on April 14, 2022.
The Company considers loans past due and in default when payments are not made when due in accordance with then current loan provisions or terms extended to borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies payments received for loans on non-accrual status first to interest and then to principal. The Company does not resume interest accrual until all delinquent payments are received based on then current loan provisions. The amortized cost basis of notes receivable on non-accrual status was $16.6 million and $18.7 million at June 30, 2023 and December 31, 2022, respectively.
The Company has identified loans totaling approximately $4.6 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively, with stated interest rates that are less than market rate, representing a total unamortized discount of $0.1 million as of both June 30, 2023 and December 31, 2022, respectively. These discounts are reflected as a reduction of the outstanding loan amounts and are amortized over the life of the related loan.

The past due balances by credit quality indicator of notes receivable are as follows:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2023
Senior	$—	$15,950	$28,099	$44,049	$42,368	$86,417
Subordinated	—	—	396	396	19,632	20,028
Unsecured	—	—	400	400	4,600	5,000
	$—	$15,950	$28,895	$44,845	$66,600	$111,445
As of December 31, 2022
Senior	$—	$15,200	$—	$15,200	$80,266	$95,466
Subordinated	—	—	2,209	2,209	14,866	17,075
Unsecured	20	40	40	99	5,575	5,674
	$20	$15,240	$2,249	$17,508	$100,707	$118,215
Variable Interest through Notes Issued
The Company has issued notes receivables to certain entities that have created variable interests in these borrowers totaling $98.7 million and $103.2 million as of June 30, 2023 and December 31, 2022, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs").
Accounts Receivable
Accounts receivable consist primarily of franchise and related fees due from hotel franchisees and are recorded at the invoiced amount.
During the six months ended June 30, 2023, the Company recorded provisions for credit losses on accounts receivable of $2.9 million in selling, general and administrative ("SG&A") expenses and $3.4 million in marketing and reservation system expenses. During the six months ended June 30, 2022, the Company recorded reversal of provisions for credit losses on accounts receivable of $1.1 million in SG&A expenses and provisions of $0.3 million in marketing and reservation system expenses. During the six months ended June 30, 2023 and 2022, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $5.3 million and $11.2 million, respectively.
4.    Investments in Affiliates
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Everhome Suites and Cambria Hotels in strategic markets. The Company has investments in affiliates that represent VIEs totaling $37.0 million and $24.5 million on the consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however it does exercise significant influence through its equity ownership and as a result the investment in these affiliates is accounted for under the equity method. For both the three months ended June 30, 2023 and 2022, the Company recognized losses totaling $0.9 million from these investments that represent VIEs. For the six months ended June 30, 2023 and 2022, the Company recognized losses totaling $2.3 million and $1.7 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in VIEs is limited to its equity investments as well as certain limited payment guaranties described in Note 12 of these financial statements.
The Company recognized no impairment charges related to equity method investments during the six months ended June 30, 2023 and 2022.

5.    Debt
Debt consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.6 million and $4.9 million at June 30, 2023 and December 31, 2022, respectively	$445,385	$445,080
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.9 million and $4.2 million at June 30, 2023 and December 31, 2022, respectively	396,139	395,838
$850 million senior unsecured revolving credit facility with an effective interest rate of 6.27% less deferred issuance costs of $2.2 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively (1)	542,769	358,189
Economic development loans with an effective interest rate of 3.00% at June 30, 2023 and December 31, 2022, respectively	4,416	4,416
Total debt	$1,388,709	$1,203,523
Less current portion	4,416	2,976
Long-term debt	$1,384,293	$1,200,547
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
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2023 and 2022 are as follows:

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income (loss) before reclassification	689
Balance as of June 30, 2023	$(4,522)

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(237)
Balance as of June 30, 2022	$(4,811)
The other comprehensive income (loss) before reclassification for both the six months ended June 30, 2023 and 2022 relate to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2023 and year ended December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company had the following assets recorded in the consolidated balance sheets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2023
Mutual funds (1)	$33,943	$33,943	$—	$—
Money market funds (1)	4,450	—	4,450	—
Total	$38,393	$33,943	$4,450	$—
As of December 31, 2022
Mutual funds (1)	$29,143	$29,143	$—	$—
Money market funds (1)	3,242	—	3,242	—
Total	$32,385	$29,143	$3,242	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2, as the significant inputs are observable in an active market. Refer to Note 5 for further information on debt. At June 30, 2023 and December 31, 2022, the carrying amounts and fair values are as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,385	$380,097	$445,080	$384,647
2019 Senior Notes	396,139	344,808	395,838	349,368
Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible or a prudent management decision.
8. Income Taxes
The effective income tax rates were 24.7% and 25.3% for the three months ended June 30, 2023 and 2022, respectively. The effective income tax rates were 23.6% and 24.5% for the six months ended June 30, 2023 and 2022, respectively.
The effective income tax rates for the three and six months ended June 30, 2023 and 2022, were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s pretax share-based compensation activity are as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,752	$1,177	$3,140	$2,229
Restricted stock awards	3,358	3,558	7,057	6,601
Performance vested restricted stock units	7,096	4,810	11,780	8,164
Total share-based compensation expense	$12,206	$9,545	$21,977	$16,994

A summary of share-based award activity as of and changes during the six months ended June 30, 2023 are presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,010,647	$94.97		399,099	$128.47	437,180	$140.05
Granted	88,733	123.62		48,278	123.35	105,041	128.83
Performance-Based Leveraging (1)	—	—		—	—	54,166	141.00
Exercised/Vested	(108,322)	52.77		(82,822)	94.27	(119,751)	145.41
Expired	—	—		—	—	—	—
Forfeited	(6,731)	125.15		(7,851)	113.75	(5,986)	133.50
Outstanding at June 30, 2023	984,327	$101.99	6.0	356,704	$136.05	470,650	$136.34
Options exercisable at June 30, 2023	595,927	$90.02	4.5
(1) Revision to PVRSUs outstanding in the six months ended June 30, 2023 is based on the Company's performance relative to the targeted performance conditions contained in PVRSUs.
The fair value of the restricted stock awards and the PVRSUs with performance conditions granted during the six months ended June 30, 2023 were equal to the market price of the Company’s common stock on date of grant. The fair value of the PVRSUs with market conditions based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the grant date. The requisite service periods for restricted stock and PVRSUs granted was between 9 months and 48 months. PVRSU award vesting ranges between 0% and 230% of the initial units granted.

The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted during the six months ended June 30, 2023 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.10%
Expected volatility	30.90%
Expected life of stock option	6.0 years
Dividend yield	0.9%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of options granted (per option)	$42.59
10.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic Earnings per Share ("EPS") using the two-class method. As the shares of restricted stock are both potential shares of common stock and participating securities, the Company calculates diluted earnings per share by the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for net income available to common shareholders excludes the distribution of dividends and undistributed earnings attributable to participating securities from the numerator. The diluted earnings weighted average shares of common stock outstanding includes stock options, PVRSUs and RSUs.

The computation of basic and diluted earnings per share of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$84,710	$106,168	$137,530	$173,559
Income allocated to participating securities	(437)	(622)	(750)	(919)
Net income available to common shareholders	$84,273	$105,546	$136,780	$172,640
Denominator:
Weighted average shares of common stock outstanding – basic	50,626	55,446	50,946	55,429
Basic earnings per share	$1.66	$1.90	$2.68	$3.11

Numerator:
Net income	$84,710	$106,168	$137,530	$173,559
Income allocated to participating securities	(437)	(622)	(750)	(919)
Net income available to common shareholders	$84,273	$105,546	$136,780	$172,640
Denominator:
Weighted average shares of common stock outstanding – basic	50,626	55,446	50,946	55,429
Dilutive effect of stock options and PVRSUs	365	524	405	583
Weighted average shares of common stock outstanding – diluted	50,991	55,970	51,351	56,012
Diluted earnings per share	$1.65	$1.89	$2.66	$3.08
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding as the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Stock options	235	155	235	155
PVRSUs	—	76	—	76
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
The following table presents the financial information for the Company's segments:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$401,854	$26,568	$(1,002)	$427,420	$349,857	$19,411	$(1,294)	$367,974
Operating income (loss)	$149,931	$(25,542)	$—	$124,389	$165,448	$(8,099)	$—	$157,349
Income (loss) before income taxes	$150,116	$(37,569)	$—	$112,547	$165,405	$(23,279)	$—	$142,126

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$710,901	$52,632	$(3,321)	$760,212	$594,228	$33,671	$(2,198)	$625,701
Operating income (loss)	$255,422	$(53,182)	$—	$202,240	$272,768	$(16,022)	$—	$256,746
Income (loss) before income taxes	$255,544	$(75,502)	$—	$180,042	$272,969	$(43,108)	$—	$229,861
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs supporting their efforts to develop and own hotels franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of June 30, 2023, the maximum unrecorded exposure of principal incidental to these limited payment guaranties is $4.1 million, plus unpaid expenses and accrued unpaid interest, and the Company believed the likelihood of having to perform under these guaranties was remote.
Commitments
The Company has the following commitments outstanding at June 30, 2023:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at commencement of construction or hotel opening, in accordance with agreed upon provisions in individual franchise agreements. At June 30, 2023, the Company had commitments to extend an additional $336.0 million for these purposes provided the conditions of the payment are met by its franchisees.
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotels owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recorded as of June 30, 2023 in accrued liabilities within the consolidated balance sheets.

•To the extent existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make capital contributions totaling $15.7 million to support their efforts to construct Everhome Suites and Cambria hotels.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. At June 30, 2023, the Company has remaining commitments of less than $0.1 million, upon certain conditions being met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has management fee arrangements with certain of the unconsolidated affiliates discussed in Note 4. The fees earned and payroll costs reimbursed under these arrangements totaled $1.9 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.
The Company has entered into franchise agreements with certain unconsolidated affiliates. Pursuant to these franchise agreements, for the three months ended June 30, 2023 and 2022, the Company recorded royalty and marketing reservation system fees of approximately $7.8 million and $6.4 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded royalty and marketing reservation fees of approximately $13.6 million and $10.6 million, respectively. The Company recorded $4.9 million and $3.9 million as a receivable due from these affiliates as of June 30, 2023 and December 31, 2022, respectively.
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

Additionally, in connection with the acquisition, we recorded $9.4 million and $19.7 million of transaction, transition, and severance expense, included within Selling, general and administrative, during the three and six months ended June 30, 2023, respectively.
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

Six Months Ended
(in thousands)	June 30, 2022
Revenues	$745,238
Net income	176,420
Radisson Hotels Americas Results of Operations
The results of Radisson Hotels Americas have been consolidated with the Company since August 11, 2022 and are included in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2023. The following table presents these results.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2023
Revenues	$73,113	$135,496
Net income	7,713	10,981
Goodwill
The $61.0 million excess value recorded in goodwill is primarily attributable to value we expect to realize from the existing customer base, improvements in Revenue per Available Room ("RevPAR"), cost synergies and new agreements signed with new franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is fully deductible for tax purposes.
The following table details the carrying amount of the Company's goodwill, including goodwill arising from the acquisition of Radisson Hotels Americas, as of June 30, 2023.

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

Overview
We are primarily a hotel franchisor operating in 50 states, the District of Columbia and over 45 countries and territories. At June 30, 2023, we had 7,472 hotels with 628,901 rooms open and operating, and 960 hotels with 93,646 rooms under construction, awaiting conversion, approved for development or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in its global system. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America.
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
We are required by our legacy Choice franchise agreements to use marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases franchise fees earned by the Company. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding marketing fees to be used for marketing activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer.

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
In addition to our hotel franchising business, we have also developed or acquired six Cambria and three legacy Radisson Hotels Americas open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate growth of these brands. We do not anticipate owning hotels on a permanent basis and expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Results of Operations: Royalty fees, licensing and management fees, operating income, net income and diluted Earnings per Share ("EPS") represent key measurements of our financial performance. These measurements are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, quarterly and/or annual deficits may be generated. During the three months ended June 30, 2023 and 2022, other franchised and managed revenues exceeded expenses by $7.0 million and $35.5 million, respectively. During the six months ended June 30, 2023 and 2022, other franchised and managed revenues exceeded expenses by $9.1 million and $48.5 million, respectively.
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
Calculation of Revenues excluding reimbursable revenue from franchised and managed properties

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$427,420	$367,974	$760,212	$625,701
Adjustments:
Reimbursable revenue from franchised and managed properties	(199,645)	(189,382)	(357,427)	(316,019)
Revenues excluding reimbursable revenue from franchised and managed properties	$227,775	$178,592	$402,785	$309,682

Operations Review
Comparison of financial results for the three and six months ended June 30, 2023 and 2022 are set forth in the sections below. In accordance with GAAP, our income statements include Radisson Hotels Americas’ results of operations in the three and six months ended June 30, 2023, but do not include Radisson Hotels Americas' results of operations in the three and six months ended June 30, 2022, as we did not acquire Radisson Hotels America until August 11, 2022.
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,
(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$140,499	$121,449
Initial franchise fees	7,164	6,222
Platform and procurement services fees	28,801	21,803
Owned hotels	25,504	17,191
Other	11,148	11,927
Other revenues from franchised and managed properties	214,304	189,382
Total revenues	427,420	367,974
OPERATING EXPENSES
Selling, general and administrative	67,804	43,888
Depreciation and amortization	9,812	5,479
Owned hotels	18,150	10,692
Other expenses from franchised and managed properties	207,265	153,846
Total operating expenses	303,031	213,905
Gain on sale of business and assets, net	—	3,280
Operating income	124,389	157,349
OTHER INCOME AND EXPENSES, NET
Interest expense	16,270	11,252
Interest income	(2,056)	(1,628)
Other (gain) loss	(2,187)	5,559
Equity in net (gain) loss of affiliates	(185)	40
Total other income and expenses, net	11,842	15,223
Income before income taxes	112,547	142,126
Income tax expense	27,837	35,958
Net income	$84,710	$106,168
Results of Operations
The Company recorded income before income taxes of $112.5 million for the three-month period ended June 30, 2023, a $29.6 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $33.0 million decrease in operating income.
Operating income decreased $33.0 million primarily due to a $28.6 million decrease in the net surplus generated from other franchised and managed properties activities, a $3.1 million increase in selling, general and administrative ("SG&A") expense related to operational restructuring charges, consisting primarily of salary and benefit continuation payments, and $4.3 million of transition costs in SG&A expenses related to integration of the Radisson Hotels Americas business acquired in August 2022. In addition, SG&A expenses increased $6.9 million related to increases in the Company's deferred compensation assets based on increases in the underlying investments. This increase as well as a $4.3 million increase in depreciation and amortization expense due to the acquisition of three hotels and identifiable intangible assets as part of the Radisson Hotels Americas transaction was partially offset by growth of the legacy Choice business and the operations of the newly acquired Radisson Hotels Americas business.

The primary reasons for these fluctuations, inclusive of the impact from the legacy Radisson brands acquired on August 11, 2022, are described in more detail below.
Royalty, licensing and management fees
Domestic royalty fees increased $8.4 million to $125.1 million for the three months ended June 30, 2023 from $116.7 million for the three months ended June 30, 2022. The increase in domestic royalties is attributable to an 8.8% increase in the number of domestic franchised hotel rooms as compared to the corresponding period in 2022 and a system-wide 6 basis point increase in the effective royalty rate from 4.93% for the three months ended June 30, 2022 to 4.99% for the three months ended June 30, 2023, with $11.7 million of fees attributed to legacy Radisson brands in the three months ended June 30, 2023. The domestic system experienced a RevPAR increase of 0.5% due to a 2.8% increase in average daily rates, partially offset by a 130 basis point decrease in occupancy.
A summary of the Company's domestic franchised hotels operating performance organized by chain scale is as follows.

	Three Months Ended			Three Months Ended			Change
	June 30, 2023			June 30, 2022
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above(1)	$155.07	59.9%	$92.94	$149.60	58.0%	$86.84	3.7%	190	bps	7.0%
Midscale & Upper Midscale(2)	104.50	60.5%	63.18	103.42	61.2%	63.33	1.0%	(70)	bps	(0.2)%
Extended Stay(3)	65.24	74.6%	48.64	62.44	78.8%	49.23	4.5%	(420)	bps	(1.2)%
Economy(4)	72.72	50.5%	36.74	72.94	53.0%	38.67	(0.3)%	(250)	bps	(5.0)%
Total(5)	$100.10	60.3%	$60.32	$97.42	61.6%	$60.04	2.8%	(130)	bps	0.5%
(1) Includes Cambria, Ascend, Radisson Blu, Radisson Red, Park Plaza, Radisson Individuals and Radisson brands.
(2) Includes Country, Comfort, Clarion, Sleep, Quality and Park brands.
(3) Includes WoodSpring, Mainstay, Suburban and Everhome brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability, ADR, Occupancy, and RevPAR reflect operating performance for the three months ended June 30, 2022 as if the legacy Radisson brands were acquired on January 1, 2022.

A summary of domestic hotels and rooms in our franchise system at June 30, 2023 and 2022 by brand is as follows:

	June 30, 2023		June 30, 2022		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Ascend Hotel Collection	200	22,665	197	20,381	3	2,284	1.5%	11.2%
Cambria Hotels	69	9,399	60	8,303	9	1,096	15.0%	13.2%
Radisson(1)	68	15,887	—	—	68	15,887	NM	NM
Comfort(2)	1,688	132,572	1,659	130,637	29	1,935	1.7%	1.5%
Country(3)	430	34,326	—	—	430	34,326	NM	NM
Clarion(4)	176	19,329	188	21,100	(12)	(1,771)	(6.4)%	(8.4)%
Quality	1,618	119,590	1,630	121,149	(12)	(1,559)	(0.7)%	(1.3)%
Sleep	427	30,149	418	29,419	9	730	2.2%	2.5%
Park	4	363	—	—	4	363	NM	NM
Everhome	1	98	—	—	1	98	NM	NM
MainStay	119	8,152	107	7,549	12	603	11.2%	8.0%
WoodSpring(6)	224	27,005	312	37,586	(88)	(10,581)	(28.2)%	(28.2)%
Suburban	83	7,408	70	6,246	13	1,162	18.6%	18.6%
Econo Lodge	676	39,906	718	43,161	(42)	(3,255)	(5.8)%	(7.5)%
Rodeway	484	27,286	505	28,783	(21)	(1,497)	(4.2)%	(5.2)%
Total Domestic Franchises(5), (6)	6,267	494,135	5,864	454,314	403	39,821	6.9%	8.8%

(1) Includes Radisson Blu, Radisson Red, Radisson Individuals and Radisson brands.
(2) Includes Comfort family of brand extensions including Comfort and Comfort Suites.
(3) Includes Country Inn & Suites and Park Plaza brands.
(4) Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(5) The Company reclassified six properties located in the Caribbean from Domestic Franchises to International Franchises as of June 30, 2022 to conform to current year presentation.
(6) In July 2022, the Company received notice from an ownership group of its intent to exit 110 WoodSpring properties from the Choice system, which occurred in September 2022.
International royalty fees increased $2.7 million to $7.5 million for the three months ended June 30, 2023 from $4.8 million three months ended June 30, 2022. The increase in international royalty fees is attributable to $2.0 million of fees from the newly acquired Radisson brands in the three months ended June 30, 2023 and as a result of improvements in RevPAR performance and an increase of international franchise system size. Inclusive of the Radisson brands, the international hotel system increased by 99 hotels (from 1,106 as of June 30, 2022 to 1,205 as of June 30, 2023) and 14,192 rooms (from 120,574 as of June 30, 2022 to 134,766 as of June 30, 2023).
Initial franchise fees: Initial franchise fee revenue increased $1.0 million from $6.2 million to $7.2 million for the three months ended June 30, 2022 and June 30, 2023, respectively. The increase is primarily attributable to the quantity of domestic franchise agreements awards, openings, and terminations compared to the prior year.
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
At June 30, 2023, the Company had 960 hotels with 93,646 rooms in its global pipeline, as compared to 930 hotels and 85,314 rooms at June 30, 2022. Approximately 94% of our pipeline is located in the United States and approximately 71% of the domestic pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
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

Platform and procurement services fees: Revenues increased $7.0 million from $21.8 million for the three months ended June 30, 2022 to $28.8 million the three months ended June 30, 2023. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors, and fees generated from the Company's convention, inclusive of activity from the newly acquired Radisson brand hotels.
Selling, general and administrative expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses increased $23.9 million from $43.9 million for the three months ended June 30, 2022 to $67.8 million for the three months ended June 30, 2023.
SG&A expenses increased $3.1 million related to operational restructuring charges, consisting primarily of salary and benefit continuation payments, and $4.3 million of transition costs related to integration of the Radisson Hotels Americas business acquired in August 2022; $1.6 million accrued for costs related to potential performance under a financial guaranty; and for general corporate purposes, including compensation, benefits, professional fees, travel, and conventions and meeting related expenses. SG&A expenses also reflect a $6.9 million increase in the Company's deferred compensation liabilities based on increases in the underlying investments, compared to declines in the comparable period of the prior year.
Depreciation and amortization: Depreciation and amortization expense was $9.8 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively, increasing primarily due to the acquisition of Radisson Hotels Americas and associated amortization from the portion of the purchase price allocated to contract asset acquisition costs as well as the three hotels acquired in the transaction.
Interest expense: The Company recorded interest expense of $16.3 million for the three months ended June 30, 2023, an increase of $5.0 million from the comparable 2022 period. The increase in interest expense is a result of increased borrowings and interest rates on the Company's revolving credit facility; refer to discussion under the Liquidity and Capital Resources header of MD&A.
Other (gain) loss: The Company recorded other net gain of $2.2 million for the three months ended June 30, 2023, compared to other net loss of $5.6 million for the three months ended June 30, 2022. The current period gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments and foreign currency transaction gains.
Income tax expense: The effective income tax rates were 24.7% and 25.3% for the three months ended June 30, 2023 and 2022, respectively.
The effective income tax rates for the three months ended June 30, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$247,991	$212,188
Initial franchise fees	15,046	14,624
Platform and procurement services fees	42,644	33,486
Owned hotels	47,836	29,228
Other	21,775	20,156
Other revenues from franchised and managed properties	384,920	316,019
Total revenues	760,212	625,701
OPERATING EXPENSES
Selling, general and administrative	127,087	74,212
Depreciation and amortization	19,835	11,710
Owned hotels	35,296	18,846
Other expenses from franchised and managed properties	375,754	267,496
Total operating expenses	557,972	372,264
Gain on sale of business and assets, net	—	3,309
Operating income	202,240	256,746
OTHER INCOME AND EXPENSES, NET
Interest expense	30,354	22,722
Interest income	(3,939)	(2,908)
Other (gain) loss	(4,095)	7,275
Equity in net (gain) loss of affiliates	(122)	(204)
Total other income and expenses, net	22,198	26,885
Income before income taxes	180,042	229,861
Income tax expense	42,512	56,302
Net income	$137,530	$173,559
Results of Operations
The Company recorded income before income taxes of $180.0 million for the six-month period ended June 30, 2023, a $49.9 million decrease from the same period of the prior year. The decrease in income before income taxes primarily reflects a $54.5 million decrease in operating income.
Operating income decreased $54.5 million primarily due to a $39.4 million decrease in the net surplus generated from other franchised and managed activities, and a $5.3 million increase in SG&A expenses related to operational restructuring charges, consisting primarily of salary and benefit continuation payments, and $12.0 million of transition costs in SG&A expenses related to integration of the Radisson Hotels Americas business acquired in August 2022. In addition SG&A expenses increased $10.4 million related to increases in the Company's deferred compensation assets based on increases in underlying investments. This increase as well as a $8.1 million increase in depreciation and amortization expense due to the acquisition of three hotels and identifiable intangible assets as part of the Radisson Hotels Americas transaction was partially offset by growth of the legacy Choice business and the operations of the newly acquired Radisson Hotels Americas business.
The primary reasons for these fluctuations, inclusive of the impact from the legacy Radisson brands acquired on August 11, 2022, are described in more detail below.
Royalty fees, licensing and management fees
Domestic royalty fees increased $19.6 million to $223.2 million for the six months ended June 30, 2023 from $203.6 million for the six months ended June 30, 2022.

The increase in domestic royalties is attributable to an 8.8% increase in the number of domestic franchised hotel rooms as compared to the corresponding period in 2022 and a system-wide 6 basis point increase in the effective royalty rate from 4.93% for the six months ended June 30, 2022 to 4.99% for the six months ended June 30, 2023, with $21.1 million of fees attributed to legacy Radisson brands in the six months ended June 30, 2023. The Choice system experienced a domestic RevPAR increase of 2.8% due to a 4.0% increase in average daily rates, partially offset by a 60 basis point decrease in occupancy.

A summary of the Company's domestic franchised hotels operating performance organized by chain scale is as follows.

	Six Months Ended			Six Months Ended			Change
	June 30, 2023			June 30, 2022
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above(1)	$148.02	55.6%	$82.34	$141.20	52.6%	$74.32	4.8%	300	bps	10.8%
Midscale & Upper Midscale(2)	100.19	56.4%	56.46	98.06	56.3%	55.24	2.2%	10	bps	2.2%
Extended Stay(3)	64.07	72.9%	46.73	60.88	76.7%	46.67	5.2%	(380)	bps	0.1%
Economy(4)	70.35	47.7%	33.53	69.69	49.4%	34.40	0.9%	(170)	bps	(2.5)%
Total(5)	$95.97	56.5%	$54.22	$92.30	57.1%	$52.73	4.0%	(60)	bps	2.8%
(1) Includes Cambria, Ascend, Radisson Blu, Radisson Red, Park Plaza, Radisson Individuals and Radisson brands.
(2) Includes Country, Comfort, Clarion, Sleep, Quality and Park brands.
(3) Includes WoodSpring, Mainstay, Suburban and Everhome brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability, ADR, Occupancy, and RevPAR reflect operating performance for the six months ended June 30, 2022 as if the legacy Radisson brands were acquired on January 1, 2022.
International royalty fees for the six months ended June 30, 2023 increased $5.3 million to $13.9 million compared to the six months ended June 30, 2022. The increase in international royalty fees is attributable to $3.8 million of fees from the newly acquired Radisson brands in the six months ended June 30, 2023 and as a result of increases in RevPAR performance and an increase of international franchise system size.
Initial franchise fees: Initial franchise fee revenue increased $0.4 million from $14.6 million during the six months ended June 30, 2022 to $15.0 million during six months ended June 30, 2023. The increase is primarily attributable to the quantity of domestic franchise agreements awards, openings, and terminations compared to the prior year.
Platform and procurement services fees: Revenues increased $9.1 million from $33.5 million for the six months ended June 30, 2022 to $42.6 million for the six months ended June 30, 2023. These results reflect an increase in fees generated from travel-related partnerships and qualified vendors, and fees generated from the Company's convention, inclusive of activity from the newly acquired Radisson brand hotels.
Selling, general and administrative expenses: The cost to operate the business is reflected in SG&A on the consolidated statements of income. SG&A expenses increased $52.9 million from $74.2 million for the six months ended June 30, 2022 to $127.1 million for the six months ended June 30, 2023.
SG&A expenses increased $5.3 million related to operational restructuring charges, consisting primarily of salary and benefit continuation payments, and a $12.0 million increase in transition costs related to integration of the Radisson Hotels Americas business acquired in August 2022; $1.6 million accrued for costs related to the performance under a financial guaranty; and for general corporate purposes, including compensation, benefits, professional fees, travel, and conventions and meeting related expenses. SG&A expenses reflect a $10.4 million increase in the Company's deferred compensation liabilities based on increase in the underlying investments compared, to a decline in the comparable period of the prior year.
Depreciation and amortization: Depreciation and amortization expense was $19.8 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively, increasing primarily due to the acquisition of Radisson Hotels Americas and associated amortization from the portion of the purchase price allocated to contract asset acquisition costs as well as the three hotels acquired in the transaction.
Interest expense: The Company recorded interest expense of $30.4 million for the six months ended June 30, 2023, an increase of $7.7 million from the comparable 2022 period. The increase in interest expense is a result of increased borrowings and interest rates on the Company's revolving credit facility; refer to discussion under the Liquidity and Capital Resources header of MD&A.

Other (gain) loss: The Company recorded other net gains of $4.1 million for the six months ended June 30, 2023, compared to other net losses of $7.3 million, a decrease of $11.4 million for the six months ended June 30, 2022. The gains relate to increases in the Company's deferred compensation assets based on increases in the underlying investments.
Income tax expense: The effective income tax rates were 23.6% and 24.5% for the six months ended June 30, 2023 and 2022, respectively.
The effective income tax rates for the six months ended June 30, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
The Company's primary sources of liquidity as of June 30, 2023 consisted of $341.2 million in cash and available borrowing capacity through its senior unsecured revolving credit facility. As of June 30, 2023, the Company was in compliance with the financial covenants of its credit agreements and expects to remain in such compliance. Based on our business model and information known at this time, the Company believes that cash and available borrowing capacity and cash flows from operations provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. With respect to these activities, the Company had approximately $414.0 million in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of June 30, 2023, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point in time based on current board of directors' authorization.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of June 30, 2023, the Company had commitments to extend an additional $336.0 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company has historically generated cash flow from operating activities in excess of capital needed to invest in growth opportunities and service debt obligations. As a result, the Company maintains a share repurchase program and pays a quarterly dividend. As of June 30, 2023, the Company had 2.8 million shares remaining under the current share repurchase authorization. In addition, in March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, effective with the dividend payable on April 18, 2023 to shareholders of record on April 3, 2023. The Company's quarterly dividend rate remained unchanged for the second quarter 2023, with the dividend payable on July 19, 2023 to shareholders of record on July 5, 2023. This increase will result in a projected 2023 annual dividend rate of $1.15 per share or approximately $56.6 million in aggregate dividend payments, subject to future declarations by our board of directors.
Operating Activities
During the six months ended June 30, 2023 and 2022, net cash provided by operating activities totaled $125.7 million and $159.3 million, respectively. Operating cash flows decreased $33.6 million primarily due to a decrease in the net surplus generated from other franchised and managed properties activities; an increase in SG&A expenses related to operational restructuring charges; due diligence and transition costs related to the integration of the Radisson Hotels Americas business acquired in August 2022; an increase in franchise agreement acquisition cost payments; an increase in borrowing costs; and timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, the franchisee must repay the unamortized incentive payment plus interest. During the six months ended June 30, 2023 and 2022, the Company's net advances for these purposes totaled $46.2 million and $27.0 million, respectively. The timing and amount of these cash flows are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands. At June 30, 2023, the Company had commitments to extend an additional $336.0 million for these purposes provided the conditions of the payment are met by its franchisees.
The Company’s legacy Choice franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services. To the extent revenues collected exceed expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent expenditures incurred exceed revenues collected, the Company has the contractual enforceable right to recover such advances in future periods through additional fee assessments or reduced spending. The franchised and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exceptions of certain contractual elements concerning reservation fees, which are not required to breakeven over time and which are insignificant to overall net income. During the six months ended June 30, 2023 and 2022, net surplus generated from other franchised and managed properties activities was $9.1 million and $48.5 million, respectively.
Investing Activities
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands, primarily in strategic markets and locations. With respect to our hotel development and ownership, affiliate investments, and lending, the Company had approximately $414.0 million outstanding in support of the Cambria Hotels and Everhome Suites brands currently reflected on the balance sheet as of June 30, 2023, which it generally targets to recycle within a five year period, and expects our outstanding investment to not exceed $975 million at any point of time based on current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development and the hotel lending environment.
Cash utilized for investing activities totaled $59.2 million and $24.0 million for the six months ended June 30, 2023 and 2022, respectively. The change in cash utilized for investing activities for the six months ended June 30, 2023 primarily reflects the following:
During the six months ended June 30, 2023 and 2022, capital expenditures in property and equipment totaled $45.7 million and $49.9 million, respectively. These capital expenditures primarily reflect costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including ongoing construction and acquisition of land parcels for hotel development.
During the six months ended June 30, 2022, the Company realized net proceeds of $32.9 million from the sale of one Cambria hotel, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets. During the six months ended June 30, 2023 and 2022, the Company invested $15.3 million and $0.7 million, respectively, to support these efforts. In addition, during the six months ended June 30, 2023, the Company received distributions and sales proceeds from these affiliates totaling $0.9 million. The Company received no distribution and sales proceeds from these affiliates for the six months ended June 30, 2022. To the extent that existing unconsolidated affiliates proceed to the hotel construction phase, the Company is committed to make additional capital contributions totaling $15.7 million to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable. These loans bear interest and are expected to be repaid in accordance with the terms of the loan arrangements. During the six months ended June 30, 2023, the Company advanced $4.3 million and received repayments totaling $9.3 million for these purposes. For the six months ended June 30, 2022, the Company advanced $2.0 million amounts and received repayments totaling $0.1 million for these purposes. At June 30, 2023, the Company had commitments to extend less than $0.1 million for these purposes provided certain conditions are met by its franchisees.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. At June 30, 2023, the Company maintained a total leverage ratio of 2.36x, including outstanding debt of approximately $542.8 million on the senior unsecured revolving credit facility, and was in compliance with all financial covenants under the Restated Credit Agreement.
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

Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. At June 30, 2023, the Company had been fully advanced the amounts due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. Performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, the Company may be required to repay a portion or all of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances at the expiration in 2023 of the Company's current ten-year corporate headquarters lease will be forgiven in full. The advances will be included in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions will be met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in material compliance with all applicable current performance conditions as of June 30, 2023.
Dividends
During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, with the dividend payable on April 18, 2023 to shareholders of record on April 3, 2023. The Company's quarterly dividend rate remained unchanged for the second quarter 2023, with the dividend payable on July 19, 2023 to shareholders of record on July 5, 2023.
During the six months ended June 30, 2023, the Company paid $27.5 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to declaration by our board of directors, future business performance, economic conditions, changes in tax regulations and other matters. Based on our present dividend rate and outstanding share count, aggregate annual regular dividends for 2023 are projected to be $1.15 per share or approximately $56.6 million in aggregate dividend payments.
The Company may not declare or make any payment if there is an existing event of default under the Restated Credit Agreement or if the payment would create an event of default.
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets.
During the six months ended June 30, 2023, the Company repurchased 1.8 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $222.4 million. In total through June 30, 2023, the Company repurchased 57.2 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $2.1 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 90.2 million shares at an average price of $23.76 per share. As of June 30, 2023, the Company had 2.8 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2023, the Company redeemed 0.1 million shares of common stock at a total cost of $14.0 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the six months ended June 30, 2023, the Company received proceeds of $5.6 million from stock options exercised by employees.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the Company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; the resurgence of the COVID-19 pandemic, including with respect to new strains or variants, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas. These and other risk factors are discussed in detail in the Risk Factors section of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $38.4 million and $32.4 million at June 30, 2023 and December 31, 2022, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
At June 30, 2023, the Company had $545 million of variable interest rate debt instruments outstanding at an effective rate of 6.27%. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2023 levels would increase or decrease annual interest expense by $3.4 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2023. Refer to the Liquidity and Capital Resources header of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2023	554,622	$118.66	554,622	4,120,542
February 28, 2023	404,509	124.03	404,509	3,716,033
March 31, 2023	382,389	119.44	272,089	3,443,944
April 30, 2023	183,083	122.85	182,949	3,260,995
May 31, 2023	207,507	123.84	206,009	3,054,986
June 30, 2023	228,469	116.03	228,469	2,826,517
Total	1,960,579	$120.55	1,848,647	2,826,517
(1) During the six months ended June 30, 2023, the Company redeemed 111,932 shares of common stock from employees to satisfy the option price and minimum tax-withholding requirements related to the exercising of options and vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this quarterly report.

ITEM 6.EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc.

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc.

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc.

10.01*	2023 Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2023	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2023	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Financial Officer