Form 10-Q
period 2023-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2023-11-07
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares of common stock outstanding on October 31, 2023 was 49,798,586.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES
Royalty, licensing and management fees	$148,512	$144,020	$396,503	$356,208
Initial franchise fees	6,194	7,011	21,240	21,635
Platform and procurement services fees	15,542	14,401	58,186	47,887
Owned hotels	26,239	19,992	74,075	49,220
Other	11,436	31,432	33,211	51,588
Other revenues from franchised and managed properties	217,634	197,410	602,554	513,429
Total revenues	425,557	414,266	1,185,769	1,039,967
OPERATING EXPENSES
Selling, general and administrative	54,913	70,202	182,000	144,414
Depreciation and amortization	9,633	8,726	29,468	20,436
Owned hotels	18,628	13,158	53,924	32,004
Other expenses from franchised and managed properties	207,341	190,541	583,095	458,037
Total operating expenses	290,515	282,627	848,487	654,891
Gain on sale of business and assets, net	—	13,379	—	16,688
Operating income	135,042	145,018	337,282	401,764
OTHER INCOME AND EXPENSES, NET
Interest expense	16,168	9,362	46,522	32,084
Interest income	(1,897)	(2,348)	(5,836)	(5,256)
Other loss (gain)	1,343	2,303	(2,752)	9,578
Equity in net gain of affiliates	(1,801)	(1,075)	(1,923)	(1,279)
Total other income and expenses, net	13,813	8,242	36,011	35,127
Income before income taxes	121,229	136,776	301,271	366,637
Income tax expense	29,205	33,696	71,717	89,998
Net income	$92,024	$103,080	$229,554	$276,639

Basic earnings per share	$1.83	$1.87	$4.51	$4.98
Diluted earnings per share	$1.81	$1.85	$4.47	$4.93

Cash dividends declared per share	$0.2875	$0.2375	$0.8625	$0.7125
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$92,024	$103,080	$229,554	$276,639
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(191)	(902)	498	(1,139)
Other comprehensive income (loss), net of tax	(191)	(902)	498	(1,139)
Comprehensive income	$91,833	$102,178	$230,052	$275,500
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$36,432	$41,566
Accounts receivable (net of allowance for credit losses of $28,883 and $23,435, respectively)	223,781	216,614
Income taxes receivable	5,743	4,759
Notes receivable (net of allowance for credit losses of $2,206 and $4,125, respectively)	52,726	52,466
Prepaid expenses and other current assets	34,130	32,517
Total current assets	352,812	347,922
Property and equipment (net of accumulated depreciation and amortization of $292,786 and $253,323, respectively)	469,771	427,306
Operating lease right-of-use assets	90,474	68,985
Goodwill	220,187	218,653
Intangible assets (net of accumulated amortization of $220,803 and $201,401, respectively)	781,101	742,190
Notes receivable (net of allowance for credit losses of $6,183 and $6,047, respectively)	49,831	55,577
Investments for employee benefit plans, at fair value	35,815	31,645
Investments in affiliates	55,081	30,647
Deferred income taxes	92,410	88,182
Other assets	84,755	91,068
Total assets	$2,232,237	$2,102,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$124,113	$118,863
Accrued expenses and other current liabilities	96,523	131,410
Deferred revenue	107,802	92,695
Current portion of long-term debt	4,416	2,976
Liability for guest loyalty programs	86,140	89,954
Total current liabilities	418,994	435,898
Long-term debt	1,391,272	1,200,547
Long-term deferred revenue	135,009	134,149
Deferred compensation and retirement plan obligations	41,200	36,673
Income taxes payable	8,601	15,482
Operating lease liabilities	109,746	70,994
Liability for guest loyalty programs	44,320	47,381
Other liabilities	10,682	6,391
Total liabilities	2,159,824	1,947,515
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2023 and December 31, 2022; 50,026,433 and 52,200,903 shares outstanding at September 30, 2023 and December 31, 2022, respectively	951	951
Additional paid-in-capital	321,790	298,053
Accumulated other comprehensive loss	(4,713)	(5,211)
Treasury stock, at cost; 45,039,205 and 42,864,735 shares at September 30, 2023 and December 31, 2022, respectively	(1,987,262)	(1,694,857)
Retained earnings	1,741,647	1,555,724
Total shareholders’ equity	72,413	154,660
Total liabilities and shareholders’ equity	$2,232,237	$2,102,175
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,554	$276,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,468	20,436
Depreciation and amortization – marketing and reservation system	27,544	23,237
Gain on sale of business and assets, net	—	(16,688)
Franchise agreement acquisition cost amortization	14,616	11,558
Non-cash share-based compensation and other charges	34,670	28,621
Non-cash interest, investment, and affiliate (income) loss, net	(1,709)	9,135
Deferred income taxes	(4,315)	(22,402)
Equity in net (gain) loss of affiliates, less distributions received	(621)	2,451
Franchise agreement acquisition costs, net of reimbursements	(72,867)	(32,947)
Change in working capital and other	(9,150)	(34,838)
Net cash provided by operating activities	247,190	265,202
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property and equipment	(81,403)	(66,084)
Investments in intangible assets	(1,893)	(3,247)
Asset acquisitions, net of cash paid	—	(856)
Proceeds from the sale of assets and business	—	140,554
Proceeds from the termination of intangible assets	—	5,698
Business acquisitions, net of cash acquired	—	(550,431)
Contributions to investments in affiliates	(24,573)	(4,264)
Proceeds from the sale of affiliates	868	—
Purchases of investments for employee benefit plans	(3,678)	(3,719)
Proceeds from sales of investments for employee benefit plans	1,263	1,896
Issuances of notes receivable	(4,319)	(5,617)
Collections of notes receivable	9,923	701
Other items, net	547	1,708
Net cash used in investing activities	(103,265)	(483,661)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to extinguish acquired debt	—	(55,975)
Proceeds from acquired derivative	—	1,943
Net borrowings pursuant to revolving credit facilities	191,500	315,000
Principal payments on 2012 senior notes	—	(216,571)
Debt issuance costs	(755)	(24)
Purchases of treasury stock	(304,400)	(246,530)
Proceeds from the exercise of stock options	6,719	2,361
Dividends paid	(42,073)	(39,697)
Net cash used in financing activities	(149,009)	(239,493)
Net change in cash and cash equivalents	(5,084)	(457,952)
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(1,112)
Cash and cash equivalents, beginning of period	41,566	511,605
Cash and cash equivalents, end of period	$36,432	$52,541

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$70,614	$81,479
Interest, net of capitalized interest	$44,993	$36,691
Non-cash investing and financing activities
Dividends declared but not paid	$15,239	$12,776
Investment in property, equipment and intangible assets acquired in accounts payable and accrued liabilities	$8,064	$5,352
Asset acquisition from extinguishment of note receivable	$—	$20,446

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	67,391	67,391
Other comprehensive income (loss), net of tax	—	—	—	(134)	—	—	(134)
Share-based payment activity(1)	262,008	—	6,068	—	3,486	4	9,558
Dividends declared ($0.2375 per share)	—	—	—	—	—	(13,250)	(13,250)
Treasury purchases	(100,912)	—	—	—	(14,802)	—	(14,802)
Balance as of March 31, 2022	55,770,322	$951	$265,385	$(4,708)	$(1,276,348)	$1,329,365	$314,645
Net income	—	—	—	—	—	106,168	106,168
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Share-based payment activity(1)	12,422	—	8,999	—	596	—	9,595
Dividends declared ($0.2375 per share)	—	—	—	—	—	(13,242)	(13,242)
Treasury purchases	(2,422)	—	—	—	(338)	—	(338)
Balance as of June 30, 2022	55,780,322	$951	$274,384	$(4,811)	$(1,276,090)	$1,422,291	$416,725
Net income	—	—	—	—	—	103,080	103,080
Other comprehensive income (loss), net of tax	—	—	—	(902)	—	—	(902)
Share-based payment activity(1)	(1,655)	—	9,708	—	55	—	9,763
Dividends declared ($0.2375 per share)	—	—	—	—	—	(12,767)	(12,767)
Treasury purchases	(2,005,000)	—	—	—	(231,388)	—	(231,388)
Balance as of September 30, 2022	53,773,667	$951	$284,092	$(5,713)	$(1,507,423)	$1,512,604	$284,511

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income (loss), net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008
Net income	—	—	—	—	—	84,710	84,710
Other comprehensive income (loss), net of tax	—	—	—	295	—	—	295
Share-based payment activity(1)	10,508	—	11,336	—	579	—	11,915
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,540)	(14,540)
Treasury purchases(2)	(619,059)	—	—	—	(74,697)	—	(74,697)
Balance as of June 30, 2023	50,565,881	$951	$311,288	$(4,522)	$(1,917,031)	$1,664,005	$54,691
Net income	—	—	—	—	—	92,024	92,024
Other comprehensive income (loss), net of tax	—	—	—	(191)	—	—	(191)
Share-based payment activity(1)	22,372	—	10,502	—	403	—	10,905
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,382)	(14,382)
Treasury purchases(2)	(561,820)	—	—	—	(70,634)	—	(70,634)
Balance as of September 30, 2023	50,026,433	$951	$321,790	$(4,713)	$(1,987,262)	$1,741,647	$72,413
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their performance vested restricted stock units ("PVRSU") which are presented in Share-based payment activity.
(2) Beginning January 1, 2023, Treasury purchases include an excise tax as imposed by the Inflation Reduction Act of 2022.

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (collectively, "Choice" or the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2023. Interim results are not necessarily indicative of the entire year's results.
Acquisition of Radisson Hotels Americas
On August 11, 2022, the Company completed the acquisition (the "Transaction") of (1) all of the issued and outstanding shares of Radisson Hospitality, Inc. and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas").
The Company determined that it was the accounting acquirer of Radisson Hotels Americas and accounted for the Transaction as a business combination using the acquisition method of accounting. Accordingly, the assets acquired and the liabilities assumed were recorded at their fair values as of the August 11, 2022 acquisition date, with the exception of certain assets and liabilities which were accounted for in accordance with the provisions of ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The Company finalized the purchase price allocation for the Transaction in the third quarter of 2023. Refer to Note 14.
The Company's consolidated statements of income include Radisson Hotels Americas' results of operations in the three and nine months ended September 30, 2023, but our consolidated statements of income only partially include Radisson Hotels Americas' results of operations in the three and nine months ended September 30, 2022 because the Company did not acquire Radisson Hotels Americas until August 11, 2022.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are detailed in the “Summary of Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. ASU 2022-02 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and concluded there is no material impact to the consolidated financial statements or disclosures through the third quarter of 2023.

2.    Revenue
Contract Liabilities
Contract liabilities relate to (i) advance consideration received related to services considered to be a part of the brand intellectual property performance obligation, such as initial franchise fees that are paid when a franchise agreement is executed and system implementation fees that are paid at the time of installation, and (ii) amounts received when loyalty points are issued but the associated revenue has not yet been recognized since the related loyalty points have not been redeemed.
Deferred revenues from initial fees and system implementation fees are typically recognized over a five- to ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby remaining deferred amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2022 to September 30, 2023:

(in thousands)
Balance as of December 31, 2022	$209,359
Increases to the contract liability balance due to cash received	105,305
Revenue recognized in the period	(99,475)
Balance as of September 30, 2023	$215,189
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $215.2 million as of September 30, 2023. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
Based on the practical expedient elections permitted by ASU 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments ("Topic 606"), the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and software as a service ("SaaS") agreements), (ii) variable consideration for which we recognize revenue at the amount to which we have the right to invoice for services performed, or (iii) contracts with an expected original duration of one year or less.
Disaggregation of Revenue

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$145,830	$2,682	$148,512	$143,987	$33	$144,020
Initial franchise fees	6,194	—	6,194	7,011	—	7,011
Platform and procurement services fees	14,874	668	15,542	13,628	773	14,401
Owned hotels	19,497	6,742	26,239	14,877	5,115	19,992
Other	11,436	—	11,436	31,432	—	31,432
Other revenues from franchised and managed properties	200,399	17,235	217,634	178,349	19,061	197,410
Total revenues	$398,230	$27,327	$425,557	$389,284	$24,982	$414,266

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$389,332	$7,171	$396,503	$356,175	$33	$356,208
Initial franchise fees	21,240	—	21,240	21,635	—	21,635
Platform and procurement services fees	56,112	2,074	58,186	45,503	2,384	47,887
Owned hotels	55,544	18,531	74,075	39,720	9,500	49,220
Other	33,211	—	33,211	51,588	—	51,588
Other revenues from franchised and managed properties	546,332	56,222	602,554	438,734	74,695	513,429
Total revenues	$1,101,771	$83,998	$1,185,769	$953,355	$86,612	$1,039,967
The owned hotels revenues that are recognized at a point in time represent the goods and services that are purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining revenues that are recognized at a point in time represent the loyalty points that are redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions.
During the three and nine months ended September 30, 2022, Other revenues included contract termination fee revenue of $22.7 million from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consisted of $67.4 million in consideration, less the $44.7 million in intangible assets that were initially recognized on the date of the WoodSpring acquisition.
As presented in Note 11, the Corporate & Other segment revenue amounts are $33.8 million and $29.7 million for the three months ended September 30, 2023 and 2022, respectively, and $86.5 million and $63.4 million for the nine months ended September 30, 2023 and 2022, respectively, and are primarily included in Other revenue and Owned hotels revenue in the consolidated statements of income. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and Other revenues from franchised and managed properties are presented net of intersegment revenues of $4.0 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $7.3 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.

The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	September 30, 2023	December 31, 2022
Senior	$86,374	$95,466
Subordinated	19,592	17,075
Unsecured	4,980	5,674
Total notes receivable	$110,946	$118,215
Less: allowance for credit losses	8,389	10,172
Total notes receivable, net of allowance for credit losses	$102,557	$108,043
Current portion, net of allowance for credit losses	$52,726	$52,466
Long-term portion, net of allowance for credit losses	$49,831	$55,577
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Senior	$—	$—	$—	$—	$29,083	$57,291	$86,374
Subordinated	3,493	—	1,994	—	—	14,105	19,592
Unsecured	—	215	1,292	903	208	2,362	4,980
Total notes receivable	$3,493	$215	$3,286	$903	$29,291	$73,758	$110,946
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	September 30, 2023	December 31, 2022
Beginning balance	$10,172	$16,779
Provision for credit losses	154	(938)
Recoveries	(1,937)	(5,669)
Ending balance	$8,389	$10,172
As of both September 30, 2023 and December 31, 2022, one note receivable loan with a senior credit quality indicator met the definition of collateral-dependent and is collateralized by membership interests in the borrowing entities and the associated land parcel. The Company used a market approach using quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the loan. The allowances for credit losses attributable to collateral-dependent loans are $0.9 million as of both September 30, 2023 and December 31, 2022, respectively.
Recoveries during the nine months ended September 30, 2023 were primarily associated with cash collections pursuant to a settlement agreement with a borrower. Recoveries during the year ended December 31, 2022 were primarily associated with a loan that was previously classified as collateral-dependent and was settled in exchange for an operating hotel on April 14, 2022.
The Company considers loans past due and in default when payments are not made when due in accordance with the then-current loan provisions or the terms extended to the borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies the payments received for loans on a non-accrual status first to interest and then to principal. The Company does not resume an interest accrual until all delinquent payments are received based on the then-current loan provisions. The amortized cost basis of the notes receivable in a non-accrual status was $16.5 million and $18.7 million as of September 30, 2023 and December 31, 2022, respectively.
The Company has notes receivable loans totaling approximately $4.4 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively, with stated interest rates that are lower than market interest rates, representing a total unamortized discount of less than $0.1 million as of both September 30, 2023 and December 31, 2022. These discounts are reflected as a reduction of the outstanding notes receivable loan amounts and are amortized over the life of the related loan.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2023
Senior	$—	$—	$44,283	$44,283	$42,091	$86,374
Subordinated	—	—	271	271	19,321	19,592
Unsecured	—	—	400	400	4,580	4,980
	$—	$—	$44,954	$44,954	$65,992	$110,946
As of December 31, 2022
Senior	$—	$15,200	$—	$15,200	$80,266	$95,466
Subordinated	—	—	2,209	2,209	14,866	17,075
Unsecured	20	40	40	99	5,575	5,674
	$20	$15,240	$2,249	$17,508	$100,707	$118,215
Variable Interest through Notes Issued
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $98.4 million and $103.2 million as of September 30, 2023 and December 31, 2022, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs").
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2023, the Company recognized provisions for credit losses on accounts receivable of $4.2 million in selling, general and administrative ("SG&A") expenses and $4.0 million in other expenses from franchised and managed properties. During the nine months ended September 30, 2022, the Company recognized a reversal of provisions for credit losses on accounts receivable of $0.4 million in SG&A expenses and provisions for credit losses on accounts receivable of $0.5 million in other expenses from franchised and managed properties. During the nine months ended September 30, 2023 and 2022, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $2.8 million and $12.9 million, respectively.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Everhome Suites and Cambria Hotels in strategic markets.
As of September 30, 2023 and December 31, 2022, the Company had total investments in affiliates in the consolidated balance sheets of $55.1 million and $30.6 million, respectively, which included investments in affiliates that represent VIEs of $45.3 million and $24.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method. During the three months ended September 30, 2023 and 2022, the Company recognized losses totaling $0.9 million and $1.1 million, respectively, from these investments that represent VIEs. During the nine months ended September 30, 2023 and 2022, the Company recognized losses totaling $3.2 million and $2.7 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 of these consolidated financial statements.
The Company recognized no impairment charges related to its equity method investments during the nine months ended September 30, 2023 and 2022.

5.    Debt
Debt consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.5 million and $4.9 million at September 30, 2023 and December 31, 2022, respectively	$445,537	$445,080
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.7 million and $4.2 million at September 30, 2023 and December 31, 2022, respectively	396,290	395,838
$850 million senior unsecured revolving credit facility with an effective interest rate of 6.40% less deferred issuance costs of $2.1 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively (1)	549,445	358,189
Economic development loans with an effective interest rate of 3.00% at September 30, 2023 and December 31, 2022, respectively	4,416	4,416
Total debt	$1,395,688	$1,203,523
Less current portion	4,416	2,976
Long-term debt	$1,391,272	$1,200,547
(1) On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the "Amendment"). The Amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from the London Interbank Offered Rate ("LIBOR") to an adjusted Secured Overnight Financing Rate ("SOFR"). The pricing and other terms applicable to the Increased Commitments are the same as those applicable to the existing revolving loan commitments that were in effect prior to the Amendment. Except as amended by the Amendment, the remaining terms of the unsecured credit facility remain in full force and effect.
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income (loss) before reclassification	498
Balance as of September 30, 2023	$(4,713)

(in thousands)
Balance as of December 31, 2021	$(4,574)
Other comprehensive income (loss) before reclassification	(1,139)
Balance as of September 30, 2022	$(5,713)
The other comprehensive income (loss) before reclassification for both the nine months ended September 30, 2023 and 2022 relate to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 2: Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company's Deferred Compensation Plan.
Level 3: Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2023 and year ended December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2023
Mutual funds (1)	$33,216	$33,216	$—	$—
Money market funds (1)	4,568	—	4,568	—
Total	$37,784	$33,216	$4,568	$—
As of December 31, 2022
Mutual funds (1)	$29,143	$29,143	$—	$—
Money market funds (1)	3,242	—	3,242	—
Total	$32,385	$29,143	$3,242	$—
(1) The current assets at fair value noted above are presented in Prepaid expenses and other assets, and the long-term assets at fair value noted above are presented in Investments for employee benefit plans, at fair value, in the consolidated balance sheets.
Other financial instruments disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rate on the senior unsecured revolving credit facility adjusts frequently based on current market interest rates; accordingly, the Company believes the carrying amount approximates fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for further information on debt. As of September 30, 2023 and December 31, 2022, the carrying amounts and the fair values were as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,537	$374,882	$445,080	$384,647
2019 Senior Notes	396,290	345,196	395,838	349,368
The fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8. Income Taxes
The effective income tax rates were 24.1% and 24.6% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rates were 23.8% and 24.5% for the nine months ended September 30, 2023 and 2022, respectively.
The effective income tax rates for the three and nine months ended September 30, 2023 and 2022 were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
9.    Share-Based Compensation and Capital Stock
The components of the Company’s share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,422	$1,216	$4,562	$3,445
Restricted stock awards	3,305	3,763	10,362	10,364
Performance vested restricted stock units	5,261	4,887	17,041	13,051
Total share-based compensation expense	$9,988	$9,866	$31,965	$26,860

A summary of the share-based award activity during the nine months ended September 30, 2023 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,010,647	$94.97		399,099	$128.47	437,180	$140.05
Granted	88,733	123.62		64,216	123.95	109,786	127.82
Performance-Based Leveraging (1)	—	—		—	—	64,717	138.51
Exercised/Vested	(126,556)	57.04		(85,551)	94.82	(119,751)	145.41
Expired	—	—		—	—	—	—
Forfeited	(8,660)	126.49		(10,370)	116.26	(12,365)	134.36
Outstanding at September 30, 2023	964,164	$102.30	5.9	367,394	$135.87	479,567	$136.11
Stock options exercisable at September 30, 2023	581,426	$90.42	4.4
(1) Any revisions to the outstanding PVRSUs during the nine months ended September 30, 2023 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock awards and the PVRSUs with performance conditions that were granted during the nine months ended September 30, 2023 was equal to the market price of the Company’s common stock on the date of grant. The fair value of the PVRSUs with market conditions based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the grant date. The requisite service periods for the restricted stock and PVRSUs was between 9 months and 48 months. PVRSU awards have vesting ranges between 0% and 230% of the initial units granted.

The stock options granted by the Company had an exercise price equal to the market price of the Company's common stock on the date of grant. The fair value of the options granted during the nine months ended September 30, 2023 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.10%
Expected volatility	30.90%
Expected life of the stock option	6.0 years
Dividend yield	0.9%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of the stock options granted (per stock option)	$42.59
10.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic Earnings per Share ("EPS") using the two-class method. The shares of restricted stock are both potential shares of common stock and participating securities so the Company calculates diluted earnings per share by using the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for the net income available to common shareholders excludes the distribution of dividends and the undistributed earnings attributable to the participating securities from the numerator. The diluted earnings weighted average shares of common stock outstanding includes stock options, PVRSUs and RSUs.

The computation of basic and diluted earnings per share of common stock was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$92,024	$103,080	$229,554	$276,639
Income allocated to participating securities	(479)	(614)	(1,235)	(1,526)
Net income available to common shareholders	$91,545	$102,466	$228,319	$275,113
Denominator:
Weighted average shares of common stock outstanding – basic	50,041	54,847	50,641	55,233
Basic earnings per share	$1.83	$1.87	$4.51	$4.98

Numerator:
Net income	$92,024	$103,080	$229,554	$276,639
Income allocated to participating securities	(479)	(614)	(1,235)	(1,526)
Net income available to common shareholders	$91,545	$102,466	$228,319	$275,113
Denominator:
Weighted average shares of common stock outstanding – basic	50,041	54,847	50,641	55,233
Dilutive effect of stock options, PVRSUs, and RSUs	430	395	413	520
Weighted average shares of common stock outstanding – diluted	50,471	55,242	51,054	55,753
Diluted earnings per share	$1.81	$1.85	$4.47	$4.93
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Stock options	150	170	233	154
PVRSUs	—	75	—	75
11.    Reportable Segment Information
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations consisting of its 22 brands and brand extensions and hotel management operations of 13 Radisson Hotels Americas hotels (inclusive of 3 owned hotels). The 22 brands and brand extensions and the hotel management operations are aggregated together within this reportable segment because of their similar economic characteristics, types of customers, distribution channels and regulatory business environments. The revenues from the hotel franchising and management business include royalty fees, initial franchise fees and relicensing fees, cost reimbursement revenues, procurement services revenue, base and incentive management fees, and other hotel franchising and management-related revenue. The Company provides certain services under its franchise and management agreements which result in direct and indirect reimbursements. The cost reimbursement revenues received from the franchisees are included in hotel franchising and management revenues and are offset by the related expenses in order to calculate hotel franchising and management operating income. The equity in the earnings or losses from the hotel franchising-related investment in affiliates is allocated to the Hotel Franchising & Management reportable segment.
The Company evaluates its Hotel Franchising & Management reportable segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, other gains and losses, and income taxes, all of which are included in the Corporate & Other column. Corporate & Other revenues include owned hotel revenues and the revenues related to the Company's SaaS technology solutions division which provides cloud-based property management software to non-franchised hotel properties.
Intersegment Eliminations to revenues is the elimination of Hotel Franchising & Management revenue which includes royalty fees, management and cost reimbursement fees charged to our owned hotels against the franchise and management fee expense that is recognized by our owned hotels in Corporate & Other operating income (loss).

Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.
The following table presents the financial information for the Company's segments:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$395,742	$33,832	$(4,017)	$425,557	$386,124	$29,692	$(1,550)	$414,266
Operating income (loss)	$167,459	$(32,417)	$—	$135,042	$161,084	$(16,066)	$—	$145,018
Income (loss) before income taxes	$169,260	$(48,031)	$—	$121,229	$162,162	$(25,386)	$—	$136,776

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,106,643	$86,464	$(7,338)	$1,185,769	$980,352	$63,363	$(3,748)	$1,039,967
Operating income (loss)	$422,881	$(85,599)	$—	$337,282	$433,852	$(32,088)	$—	$401,764
Income (loss) before income taxes	$424,804	$(123,533)	$—	$301,271	$435,131	$(68,494)	$—	$366,637
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of September 30, 2023, the maximum unrecorded exposure of principal incidental to these limited payment guaranties is $4.5 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company has the following outstanding commitments as of September 30, 2023:
•The Company provides financing in the form of franchise agreement acquisition payments to franchisees for property improvements, hotel development efforts and other purposes. These payments are typically made at the commencement of construction or hotel opening, in accordance with agreed upon provisions in the individual franchise agreements. As of September 30, 2023, the Company had commitments for an additional $350.3 million in franchise agreement acquisition payments, provided the conditions for the payments are met by the franchisees.
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotels owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of September 30, 2023 in the consolidated balance sheets.

•The Company’s legacy Choice franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. In accordance with the terms of our legacy Choice franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees to provide marketing and reservation services that are appropriate to support the operation of the overall system. The legacy Radisson Hotels Americas franchise agreements have similar provisions regarding the marketing fees that need to be used for marketing activities. To the extent the revenues collected exceed the expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent the expenditures incurred exceed the revenues collected, the Company has the contractual enforceable right to assess and collect such amounts from the franchisees.
In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances, and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of the future payments that could be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as the indemnifications of the landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates potential liability.
13.     Transactions with Unconsolidated Affiliates
The Company has management fee arrangements with certain of its unconsolidated affiliates that are discussed in Note 4. The fees earned and the payroll costs reimbursed under these arrangements totaled $2.4 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company has entered into franchise agreements with certain unconsolidated affiliates. Pursuant to these franchise agreements, for the three months ended September 30, 2023 and 2022, the Company recognized royalty and marketing reservation system fees of approximately $9.4 million and $8.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized royalty and marketing reservation fees of approximately $23.1 million and $19.5 million, respectively. The Company recognized $5.2 million and $3.9 million as a receivable from these affiliates as of September 30, 2023 and December 31, 2022, respectively.
14.    Acquisitions
Radisson Hotels Americas Acquisition
On August 11, 2022, the Company completed the acquisition of Radisson Hotels Americas. The accounting purchase price for the Transaction was $673.9 million, which includes the base purchase price of $675.2 million and then adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. To fund the Transaction, Choice drew down $175.0 million on the Company's existing senior unsecured credit facility and then funded the remainder with cash on hand.
In connection with the acquisition, we recognized $10.9 million and $30.6 million during the three and nine months ended September 30, 2023, respectively, and $24.9 million and $29.0 million during the three and nine months ended September 30, 2022, respectively, of transaction, transition, and severance expenses which are included within Selling, general and administrative in the consolidated statements of income.
Fair Values of the Assets Acquired and the Liabilities Assumed
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and the liabilities assumed on August 11, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company recorded certain net measurement period adjustments that reduced goodwill by $9.1 million and increased goodwill by $1.5 million, respectively, which is presented in the table below. The Company made these measurement period adjustments to reflect the facts and circumstances that existed as of the acquisition date and did not result from any intervening events subsequent to the acquisition date. The measurement period adjustments resulted in no impact to our consolidated statements of income.
The final valuation and related allocation of the purchase price was completed in the third quarter of 2023.
The final allocation of the purchase price, including all measurement period adjustments, as presented in our consolidated balance sheets is as follows:

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

(1) The Deferred revenue (including deferred affiliation fees) and Liability for guest loyalty program balances were assumed at their carrying value on the date of the acquisition pursuant to the application of ASU 2021-08. Refer to Note 1

Property and Equipment
The following table presents the estimated fair value of the acquired property and equipment, which is primarily concentrated at three acquired hotel properties, and their estimated weighted average remaining useful lives.

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Land	N/A	$7,159
Construction in progress	N/A	3,190
Building and leasehold improvements	24.4	93,934
Site improvements	23.1	586
Furniture, fixtures and equipment	3.9	8,334
Computer equipment and software	2.0	12,238
Total property and equipment		$125,441
We estimated the value of the property and equipment through a combination of income, cost and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, discount rates, capitalization rates and capital expenditure needs of the hotel properties.
Identified Intangible Assets
The following table presents the estimated fair values of the acquired identified intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Trade names	N/A	$223,700
Franchise agreements	15.5	220,100
Management agreements	15.5	3,300
Total intangible assets		$447,100
The fair value of the trade names was estimated using the relief-from-royalty method. This method applies an estimated royalty rate to the forecasted future cash flows and discounted to the present value. The fair value of the franchise and management agreements was estimated using a multi-period excess earnings method, which is a variation of the income approach. This method uses the present value of the incremental after-tax cash flows attributable to the intangible asset. These valuation methodologies utilize Level 3 assumptions.
Debt Assumed
As part of the Transaction, we assumed a mortgage loan related to an acquired hotel property. The mortgage loan had an associated interest rate cap agreement with an effective date of July 30, 2021 through August 6, 2024. Subsequent to the acquisition date, the mortgage loan and the outstanding interest and fees, was repaid in full in the amount of $56.0 million using cash we acquired in the Transaction. Additionally, the interest rate cap agreement was terminated, which resulted in a $1.9 million payment to Choice. In conjunction with assuming the mortgage loan, we acquired $10.4 million in restricted cash, for which the restrictions were lifted upon repayment of the mortgage loan.
Operating Leases
The Company measured the assumed operating lease liabilities at the present value of the remaining payments as of the acquisition date, which were discounted using Choice's applicable incremental borrowing rate in accordance with Leases (Topic 842). The corresponding acquired right-of-use assets were measured at the value of the operating lease liabilities, and then further adjusted for favorable or unfavorable lease terms as compared to market lease terms.
Income Taxes
Pursuant to the terms of the Transaction, the parties agree to jointly make a valid, timely election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law with respect to the purchase of the shares of Radisson Hotels Americas. Under this election, the parties agreed to treat the Transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of this election, the tax basis of the assets acquired and the liabilities assumed by Choice were reset to fair value on the date of the acquisition, which results in the elimination of any previously established deferred income tax balances and the establishment of new balances that reflect the new tax basis, including tax deductible goodwill.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Choice and Radisson Hotels Americas as if the Transaction was completed on January 1, 2021, but using the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The unaudited pro forma information reflects adjustments relating to (i) the allocation of purchase price and related adjustments, including incremental depreciation and amortization expense based on the fair values of the acquired property and equipment and intangible assets, (ii) the incremental impact of the Revolver draw on interest expense and the amortization of financing costs, (iii) nonrecurring transaction costs, and (iv) the income tax impact of the aforementioned pro forma adjustments.
As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the transaction had occurred at the beginning of the period presented, nor are they indicative of the future results of operations.

Nine Months Ended
(in thousands)	September 30, 2022
Revenues	$1,189,792
Net income	$304,770
Radisson Hotels Americas Results of Operations
The Company's consolidated statements of income include Radisson Hotels Americas’ results of operations since the August 11, 2022 acquisition date. Radisson Hotels Americas contributed $40.2 million and $1.4 million in total revenues and net loss, respectively, for both the three and nine months ended September 30, 2022.
Goodwill
The $61.0 million of goodwill is primarily attributable to the value we expect to realize from the existing customer base, improvements in Revenue per Available Room ("RevPAR"), cost synergies, and new agreements signed with franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is fully deductible for tax purposes.
The following table details the carrying amount of the Company's goodwill, including the goodwill arising from the acquisition of Radisson Hotels Americas, as of September 30, 2023.

(in thousands)
Goodwill, excluding goodwill arising from Radisson Hotels Americas acquisition	$166,774
Accumulated impairment losses	(7,578)
Goodwill arising from Radisson Hotels Americas acquisition	60,991
Goodwill, net carrying amount	$220,187

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and the results of operations of Choice Hotels International, Inc. and its subsidiaries (collectively "Choice" or the "Company", "we", "us", or "our") contained in this report. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes.
Overview
We are primarily a hotel franchisor operating in 50 states, the District of Columbia and over 45 countries and territories. At September 30, 2023, we had 7,463 hotels with 627,694 rooms open and operating, and 980 hotels with 99,076 rooms under construction, awaiting conversion, approved for development or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in its global system. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of six Cambria and three legacy Radisson Hotels Americas open and operating hotels, and the management of 13 legacy Radisson Hotels Americas hotels (inclusive of the Radisson Hotels Americas owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income and cash flows primarily from our hotel franchising operations. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and hotels; hotel ownership; and other ancillary sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is typically lower in November through February than during the remainder of the year. Our principal source of revenue is franchise fees, which is based on the gross room revenues or the number of rooms at our franchised properties. The Company’s franchise and managed fees, as well as its owned hotels' revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters of the year.
The Company's primary focus is hotel franchising, so we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the effective royalty rates in our franchise contracts resulting in increased initial fee revenue, ongoing royalty fees, procurement services and licensing revenues. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our guests.
The primary factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories; growth in the number of hotel rooms owned and under franchise; occupancy and room rates achieved by the hotels in our system; the effective royalty rate achieved in our franchise agreements; the level of franchise sales and relicensing activity; the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests; and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those hotel properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is Revenue per Available Room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Our variable overhead costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. Accordingly, over the long-term, the continued growth of our franchise business should enable us to realize the benefits from the operating leverage in place and improve our operating results.

We are required by our legacy Choice franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and costs to maintain our central reservations systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promotes long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases the franchise fees earned by the Company. The legacy Radisson Hotels Americas franchise agreements have similar provisions that require the marketing fees to be used for marketing activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer.
Our Company articulates its mission as a commitment to our franchisees’ profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. We have developed an operating system dedicated to our franchisees’ success that focuses on delivering guests to their hotels and reducing hotel operating costs.
We believe that executing on our strategic priorities creates value for our shareholders. Our Company focuses on the following strategic priorities:
Profitable Growth - Our success is dependent on improving the performance of our hotels, increasing the size of our system by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our effective royalty rate, expanding our qualified vendor and partnership platform programs and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, and qualified vendor relationships and partnerships with companies that provide products and services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many different types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth. The addition of the legacy Radisson brands in the Americas increased Choice's footprint in the upper midscale and upscale chain scales and established Choice's presence in the upper upscale chain scale. We believe the Radisson Hotels Americas acquisition has enabled us to strengthen our presence in the upper midscale chain scale, expand our market presence in certain geographies in the United States, and further build on our momentum in the upscale chain scale which will facilitate the continued growth of our Cambria Hotels and Ascend Hotel Collection brands and the further expansion of the Radisson portfolio.
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the Liquidity and Capital Resources section of MD&A for more information regarding our capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired six Cambria and three legacy Radisson Hotels Americas open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets. The timing and amount of these investments are subject to market and other conditions.
We believe our growth investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operations - Royalty fees, licensing and management fees, operating income, net income and diluted earnings per share ("EPS") represent the key measures of our financial performance. These measures are primarily driven by the operations of our hotel franchise system and, therefore, our analysis of the Company's operations is primarily focused on the size, performance and potential growth of the hotel franchise system as well as our variable overhead costs.
Our discussion of our results of operations generally excludes the Company’s other revenues and other expenses from franchised and managed properties, which reflect franchise marketing and reservation system revenues and expenses and management agreement cost reimbursements and expenses. The Company's legacy Choice franchise agreements require the payment of marketing and reservation system fees to be used exclusively by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. The Company is obligated to expend the marketing and reservation system fees it collects from its franchisees in accordance with the franchise agreements. Furthermore, the franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects the cumulative revenues and expenses to break even and, therefore, no income or loss will be generated from the marketing and reservation system activities. The franchise and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exception of certain contractual elements concerning reservation fees, which are not required to break-even over time and are insignificant to the Company's operating income and net income. As a result, the Company generally excludes the other revenues and other expenses from franchised and managed properties from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, quarterly and/or annual deficits may be generated. During the three months ended September 30, 2023 and 2022, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $10.3 million and $6.9 million, respectively. During the nine months ended September 30, 2023 and 2022, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $19.5 million and $55.4 million, respectively.
Refer to the Operations Review section of MD&A for additional analysis of our results.
Liquidity and Capital Resources - Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends.
We believe the Company’s cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets is sufficient to meet the expected future operating, investing and financing needs of the business. Refer to the Liquidity and Capital Resources section of MD&A for additional analysis.
Inflation - We believe that moderate increases in the rate of inflation will generally result in comparable or greater increases in hotel room rates. We continue to monitor future inflation trends along with the corresponding impacts to our business.
Wyndham Proposal
As previously disclosed, the Company publicly announced a proposal to acquire all of the outstanding shares of Wyndham Hotels & Resorts, Inc. ("Wyndham") at a price of $90.00 per share, payable in a mix of cash and stock. Although Wyndham has publicly rejected the proposal, the Company continues to believe the proposal will benefit shareholders of both companies and has encouraged Wyndham to engage in further discussions. There can be no assurance that any transaction will result from our proposal.
Non-GAAP Financial Statement Measures
The Company utilizes certain measures which do not conform to generally accepted accounting principles accepted in the United States ("GAAP") when analyzing and discussing its results with the investment community. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company’s calculation of these measures may be different from the calculations used by other companies and therefore, comparability may be limited. We have included a reconciliation of these measures to the comparable GAAP measure below as well as our reasons for reporting these non-GAAP measures.
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee. The Company’s other revenues from franchised and managed properties financial statement line item reflects franchise marketing and reservation system revenues and management agreement cost reimbursements. The legacy Choice franchise marketing and reservation activities and the legacy Radisson Hotels Americas franchise marketing activities and management agreement cost reimbursements operate at break-even based on the Company's contractual commitments regarding the manner such fees will be utilized. The legacy Radisson Hotels Americas reservation revenue, which is also recorded in other revenues from franchised and managed properties, does not break-even, based on the legacy Radisson Hotels Americas franchise contracts.
Additionally, the Company recognized $22.7 million in termination fees in the other revenues financial statement line item as a result of the exit of 110 WoodSpring units in the third quarter of 2022.
The Company excludes reimbursable revenue from franchised and managed properties and the extraordinary termination fees from franchisee when analyzing the performance of the business.
A similar non-GAAP measure is a commonly used measure of performance in our industry and facilitates comparisons between the Company and its competitors.
Calculation of Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$425,557	$414,266	$1,185,769	$1,039,967
Adjustments:
Reimbursable revenue from franchised and managed properties	(205,965)	(190,627)	(563,391)	(506,646)
Extraordinary termination fees from franchisee	—	(22,647)	—	(22,647)
Revenues excluding reimbursable revenue from franchised and managed properties and extraordinary termination fees from franchisee	$219,592	$200,992	$622,378	$510,674

Operations Review
A comparison of the financial results for the three and nine months ended September 30, 2023 and 2022 is set forth in the sections below. In accordance with GAAP, our consolidated statements of income include Radisson Hotels Americas’ results of operations in the three and nine months ended September 30, 2023, but our income statements only partially include Radisson Hotels Americas' results of operations in the three and nine months ended September 30, 2022 because we did not acquire Radisson Hotels America until August 11, 2022.
Comparison of Operating Results for the Three Month Periods Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$148,512	$144,020
Initial franchise fees	6,194	7,011
Platform and procurement services fees	15,542	14,401
Owned hotels	26,239	19,992
Other	11,436	31,432
Other revenues from franchised and managed properties	217,634	197,410
Total revenues	425,557	414,266
OPERATING EXPENSES
Selling, general and administrative	54,913	70,202
Depreciation and amortization	9,633	8,726
Owned hotels	18,628	13,158
Other expenses from franchised and managed properties	207,341	190,541
Total operating expenses	290,515	282,627
Gain on sale of business and assets, net	—	13,379
Operating income	135,042	145,018
OTHER INCOME AND EXPENSES, NET
Interest expense	16,168	9,362
Interest income	(1,897)	(2,348)
Other loss (gain)	1,343	2,303
Equity in net gain of affiliates	(1,801)	(1,075)
Total other income and expenses, net	13,813	8,242
Income before income taxes	121,229	136,776
Income tax expense	29,205	33,696
Net income	$92,024	$103,080
Results of Operations
The Company recognized income before income taxes of $121.2 million for the three month period ended September 30, 2023, which is a $15.6 million decrease from the same period in the prior year. The decrease in income before income taxes is primarily due to a $10.0 million decrease in operating income and a $6.8 million increase in interest expense.
Operating income decreased $10.0 million primarily due to $22.7 million of termination fees in other revenues from the exit of 110 WoodSpring units in September 2022 and a $13.4 million net gain on sale of business and assets that were recognized during the third quarter of 2022. The decreases to operating income were partially offset by a $9.8 million reduction in transition costs in selling, general and administrative ("SG&A") expenses related to the integration of the Radisson Hotels Americas business, a $4.0 million decrease in SG&A expenses related to operational restructuring charges consisting primarily of salary and benefit continuation payments, a $3.4 million increase in the net surplus generated from the other franchised and managed properties activity, and the growth of the legacy Choice business and the operations of the acquired Radisson Hotels Americas business.
The primary reasons for these fluctuations, inclusive of the impact from the legacy Radisson brands, are described in more detail below.

Royalty, licensing and management fees
Domestic royalty fees decreased $1.2 million to $132.2 million for the three months ended September 30, 2023 from $133.4 million for the three months ended September 30, 2022 which was primarily due to the exit of 110 WoodSpring units in September 2022 and a domestic system-wide RevPAR decrease of 0.8% due to a 130 basis point decrease in occupancy, partially offset by a 1.3% increase in average daily rates. The decrease in domestic royalty fees was partially offset by higher royalty fees in the comparative period for the legacy Radisson brands and a system-wide 6 basis point increase in the effective royalty rate from 4.93% for the three months ended September 30, 2022 to 4.99% for the three months ended September 30, 2023.
A summary of the operating performance for the Company's domestic franchised hotels organized by chain scale is as follows.

	Three Months Ended			Three Months Ended			Change
	September 30, 2023			September 30, 2022
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above(1)	$160.49	63.1%	$101.29	$157.10	62.4%	$98.09	2.2%	70	bps	3.3%
Midscale & Upper Midscale(2)	107.77	62.2%	67.07	107.49	63.1%	67.88	0.3%	(90)	bps	(1.2)%
Extended Stay(3)	64.64	74.5%	48.18	63.83	77.5%	49.46	1.3%	(300)	bps	(2.6)%
Economy(4)	77.00	51.6%	39.74	77.51	54.5%	42.25	(0.7)%	(290)	bps	(5.9)%
Total(5)	$103.33	62.0%	$64.02	$101.99	63.3%	$64.53	1.3%	(130)	bps	(0.8)%
(1) Includes Cambria, Ascend, Radisson Blu, Radisson Red, Park Plaza, Radisson Individuals and Radisson brands.
(2) Includes Country, Comfort, Clarion, Sleep, Quality and Park brands.
(3) Includes WoodSpring, Mainstay, Suburban and Everhome brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability, ADR, Occupancy, and RevPAR reflect the operating performance for the three months ended September 30, 2022 as if the legacy Radisson brands were acquired on January 1, 2022.

A summary of the domestic hotels and rooms by brand in our franchise system at September 30, 2023 and 2022 is as follows:

	September 30, 2023		September 30, 2022		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	%	%
Ascend Hotel Collection	231	24,955	192	20,069	39	4,886	20.3%	24.3%
Cambria Hotels	69	9,398	61	8,433	8	965	13.1%	11.4%
Radisson(1)	66	15,499	77	17,643	(11)	(2,144)	(14.3)%	(12.2)%
Comfort(2)	1,660	130,380	1,668	131,140	(8)	(760)	(0.5)%	(0.6)%
Country(3)	426	33,928	439	35,179	(13)	(1,251)	(3.0)%	(3.6)%
Clarion(4)	177	19,327	185	20,642	(8)	(1,315)	(4.3)%	(6.4)%
Quality	1,611	118,874	1,625	120,708	(14)	(1,834)	(0.9)%	(1.5)%
Sleep	425	30,005	423	29,770	2	235	0.5%	0.8%
Park	4	363	4	363	0	0	—%	—%
Everhome	1	98	1	98	0	0	—%	—%
MainStay	123	8,471	113	7,843	10	628	8.8%	8.0%
WoodSpring(5)	231	27,862	206	24,890	25	2,972	12.1%	11.9%
Suburban	90	7,888	73	6,565	17	1,323	23.3%	20.2%
Econo Lodge	671	39,429	704	42,323	(33)	(2,894)	(4.7)%	(6.8)%
Rodeway	471	26,557	491	27,569	(20)	(1,012)	(4.1)%	(3.7)%
Total Domestic Franchises	6,256	493,034	6,262	493,235	(6)	(201)	(0.1)%	—%

(1) Includes Radisson Blu, Radisson Red, Radisson Individuals and Radisson brands.
(2) Includes Comfort family of brand extensions including Comfort and Comfort Suites.
(3) Includes Country Inn & Suites, Park Plaza, and Radisson Inn brands.
(4) Includes Clarion family of brand extensions including Clarion and Clarion Pointe.
(5) In July 2022, the Company received notice from an ownership group of its intent to exit 110 WoodSpring properties from the Choice system, which occurred in September 2022.
International royalty fees increased $1.7 million to $7.9 million for the three months ended September 30, 2023 from $6.2 million three months ended September 30, 2022. The increase in international royalty fees is attributable to higher royalty fees for the legacy Radisson brands, improvements in RevPAR performance, and an increase in the international franchise system size by 11 hotels (from 1,196 as of September 30, 2022 to 1,207 as of September 30, 2023) and 713 rooms (from 133,947 as of September 30, 2022 to 134,660 as of September 30, 2023).
Initial franchise fees
Initial franchise fee revenue decreased $0.8 million from $7.0 million to $6.2 million for the three months ended September 30, 2022 and September 30, 2023, respectively. The decrease is primarily attributable to the quantity of domestic franchise agreement terminations as compared to the prior year.
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
At September 30, 2023, the Company had 980 hotels with 99,076 rooms in its global pipeline. Approximately 90% of our pipeline is located in the United States and approximately 73% of the domestic pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of awarding new franchise agreements. While the Company's pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors, including access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements.

Selling, general and administrative
SG&A expenses, which includes the cost to operate the business, decreased $15.3 million from $70.2 million for the three months ended September 30, 2022 to $54.9 million for the three months ended September 30, 2023.
SG&A expenses decreased $4.0 million related to operational restructuring charges that consisted primarily of salary and benefit continuation payments and $9.8 million related to transition costs associated with the integration of the Radisson Hotels Americas business.
SG&A expenses also includes a contra expense attributable to a decrease in the Company's deferred compensation liabilities based on decreases in the fair value of the underlying investments. The current period activity represents a $0.5 million increase in SG&A expense relative to the comparable period of the prior year.
Depreciation and amortization
Depreciation and amortization expense was $9.6 million and $8.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the acquisition of Radisson Hotels Americas and the associated amortization from the portion of the purchase price that was allocated to contract asset acquisition costs as well as the three hotel properties acquired in the transaction.
Interest expense
The Company recognized $16.2 million of interest expense for the three months ended September 30, 2023, which was an increase of $6.8 million from the comparable period in 2022. The increase in interest expense is a result of increased borrowings and higher interest rates on the Company's revolving credit facility. Refer to the discussion under the Liquidity and Capital Resources section of MD&A.
Other loss (gain)
The Company recognized other net loss of $1.3 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. The losses relate to decreases in the Company's deferred compensation assets based on decreases in the fair value of the underlying investments and foreign currency transaction losses.
Income tax expense
The effective income tax rates were 24.1% and 24.6% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rates for the three months ended September 30, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$396,503	$356,208
Initial franchise fees	21,240	21,635
Platform and procurement services fees	58,186	47,887
Owned hotels	74,075	49,220
Other	33,211	51,588
Other revenues from franchised and managed properties	602,554	513,429
Total revenues	1,185,769	1,039,967
OPERATING EXPENSES
Selling, general and administrative	182,000	144,414
Depreciation and amortization	29,468	20,436
Owned hotels	53,924	32,004
Other expenses from franchised and managed properties	583,095	458,037
Total operating expenses	848,487	654,891
Gain on sale of business and assets, net	—	16,688
Operating income	337,282	401,764
OTHER INCOME AND EXPENSES, NET
Interest expense	46,522	32,084
Interest income	(5,836)	(5,256)
Other loss (gain)	(2,752)	9,578
Equity in net gain of affiliates	(1,923)	(1,279)
Total other income and expenses, net	36,011	35,127
Income before income taxes	301,271	366,637
Income tax expense	71,717	89,998
Net income	$229,554	$276,639
Results of Operations
The Company recognized income before income taxes of $301.3 million for the nine month period ended September 30, 2023, which is a $65.3 million decrease from the same period in the prior year. The decrease in income before income taxes is primarily due to a $64.5 million decrease in operating income.
Operating income decreased $64.5 million primarily due to a $35.9 million decrease in the net surplus generated from the other franchised and managed properties activity, $22.7 million of termination fees in other revenues from the exit of 110 WoodSpring units in September 2022, and $16.7 million of net gains on sale of business and assets that were recognized during the nine month period September 30, 2022. In addition, SG&A expenses increased $10.9 million related to increases in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments. Depreciation and amortization expense also increased $9.1 million due to the acquisition of three hotel properties and identifiable intangible assets as part of the Radisson Hotels Americas transaction. The decreases to operating income were partially offset by the growth of the legacy Choice business and the operations of the acquired Radisson Hotels Americas business.
The primary reasons for these fluctuations, inclusive of the impact from the acquired legacy Radisson brands, are described in more detail below.
Royalty fees, licensing and management fees
Domestic royalty fees increased $18.4 million to $355.4 million for the nine months ended September 30, 2023 from $337.1 million for the nine months ended September 30, 2022.

The increase in domestic royalty fees is attributable to higher royalty fees from the legacy Radisson brands, a system-wide 6 basis point increase in the effective royalty rate from 4.93% during the nine months ended September 30, 2022 to 4.99% during the nine months ended September 30, 2023, and a domestic system-wide RevPAR increase of 1.4% due to a 3.0% increase in average daily rates, partially offset by a 100 basis point decrease in occupancy.
A summary of the operating performance for the Company's domestic franchised hotels organized by chain scale is as follows.

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2023			September 30, 2022
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above(1)	$152.58	58.2%	$88.86	$146.91	56.7%	$83.26	3.9%	150	bps	6.7%
Midscale & Upper Midscale(2)	102.91	58.3%	60.02	101.47	58.7%	59.52	1.4%	(40)	bps	0.8%
Extended Stay(3)	64.26	73.5%	47.23	61.85	76.9%	47.58	3.9%	(340)	bps	(0.7)%
Economy(4)	72.66	49.0%	35.57	72.44	51.1%	36.99	0.3%	(210)	bps	(3.8)%
Total(5)	$98.60	58.3%	$57.52	$95.75	59.3%	$56.74	3.0%	(100)	bps	1.4%
(1) Includes Cambria, Ascend, Radisson Blu, Radisson Red, Park Plaza, Radisson Individuals and Radisson brands.
(2) Includes Country, Comfort, Clarion, Sleep, Quality and Park brands.
(3) Includes WoodSpring, Mainstay, Suburban and Everhome brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability, ADR, Occupancy, and RevPAR reflect the operating performance for the nine months ended September 30, 2022 as if the legacy Radisson brands were acquired on January 1, 2022.
International royalty fees increased $7.0 million to $21.8 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in international royalty fees is attributable to higher royalty fees from the legacy Radisson brands, improvements in RevPAR performance, and an increase in the size of the international franchise system.
Initial franchise fees
Initial franchise fee revenue decreased $0.4 million from $21.6 million during the nine months ended September 30, 2022 to $21.2 million during nine months ended September 30, 2023. The decrease is primarily attributable to the quantity of domestic franchise agreement terminations as compared to the prior year.
Platform and procurement services fees
Revenues increased $10.3 million from $47.9 million for the nine months ended September 30, 2022 to $58.2 million for the nine months ended September 30, 2023. The increase is primarily attributable to an increase in the fees generated from travel-related partnerships and qualified vendors, and an increase in the fees generated from the Company's convention, inclusive of the activity from the newly acquired Radisson brand hotels.
Selling, general and administrative
SG&A expenses, which includes the cost to operate the business, increased $37.6 million from $144.4 million for the nine months ended September 30, 2022 to $182.0 million for the nine months ended September 30, 2023.
SG&A expenses increased $1.4 million related to operational restructuring charges that consisted primarily of salary and benefit continuation payments, $2.1 million related to transition costs associated with the integration of the Radisson Hotels Americas business, $1.6 million related to the expected performance under a financial guaranty, and an increase in general corporate costs including compensation, benefits, professional fees, travel, and conventions and meeting related expenses.
SG&A expenses also includes the expense attributable to increases in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments. The current period activity represents a $10.9 million increase in SG&A expense relative to the comparable period of the prior year.
Depreciation and amortization
Depreciation and amortization expense was $29.5 million and $20.4 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the acquisition of Radisson Hotels

Americas and the associated amortization from the portion of the purchase price that was allocated to contract asset acquisition costs as well as the three hotel properties that were acquired in the transaction.
Interest expense
The Company recognized $46.5 million of interest expense for the nine months ended September 30, 2023, which was an increase of $14.4 million from the comparable period in 2022. The increase in interest expense is a result of increased borrowings and higher interest rates on the Company's revolving credit facility. Refer to the discussion under the Liquidity and Capital Resources section of MD&A.
Other loss (gain)
The Company recognized other net gains of $2.8 million for the nine months ended September 30, 2023, as compared to other net losses of $9.6 million for the nine months ended September 30, 2022. The gains relate to increases in the Company's deferred compensation assets based on increases in the fair value of the underlying investments.
Income tax expense
The effective income tax rates were 23.8% and 24.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rates for the nine months ended September 30, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
Liquidity and Capital Resources
Our Company historically generates strong and predictable operating cash flows primarily from our hotel franchising operations. Our capital allocation decisions, including capital structure and our uses of capital, are intended to maximize our return on invested capital and create value for our shareholders, while maintaining a strong balance sheet and financial flexibility. The Company's short-term and long-term liquidity requirements primarily arise from working capital needs, debt obligations, income tax payments, dividend payments, share repurchases, capital expenditures and investments in growth opportunities.
As of September 30, 2023, the Company's primary sources of liquidity consisted of $334.9 million in cash and available borrowing capacity under the senior unsecured revolving credit facility. As of September 30, 2023, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels, to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $436.7 million in support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheets as of September 30, 2023. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $975 million at any point in time based on the current board of directors' authorization. We expect to continue to deploy capital in these manners in support of our brands. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
The Company also strategically deploys capital in the form of franchise agreement acquisition payments across our brands to incentivize franchise development. As of September 30, 2023, the Company had commitments for an additional $350.3 million in franchise agreement acquisition payments, provided the conditions of the payments are met by the franchisees. The timing and amount of the franchise agreement acquisition costs are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands.
The Company has historically generated cash flow from operating activities in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. As of September 30, 2023, the Company had 2.3 million shares remaining under the current share repurchase authorization. The projected 2023 annual dividend rate is $1.15 per share or approximately $56.5 million in aggregate dividend payments, subject to future declarations by our board of directors.

Cash Flows from Operating Activities
During the nine months ended September 30, 2023 and 2022, the net cash provided by operating activities was $247.2 million and $265.2 million, respectively. Our operating cash flows decreased $18.0 million primarily due to a decrease in the net surplus generated from our other franchised and managed properties activities, an increase in franchise agreement acquisition cost payments, an increase in SG&A expenses related to operational restructuring charges, due diligence and transition costs related to the integration of the Radisson Hotels Americas business acquired in August 2022, and an increase in borrowing costs, all of which were partially offset by the timing of working capital items.
In conjunction with brand and development programs, we strategically make certain payments to franchisees as an incentive to enter into new franchise agreements or perform designated improvements to properties under existing franchise agreements ("franchise agreement acquisition costs"). If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized incentive payment plus interest to the Company. During the nine months ended September 30, 2023 and 2022, the Company's net franchise agreement acquisition costs were $72.9 million and $32.9 million, respectively.
The Company’s legacy Choice franchise agreements require the payment of marketing and reservation system fees. In accordance with the terms of our legacy Choice franchise agreements, the Company is obligated to use the marketing and reservation system fees to provide marketing and reservation services. To the extent the revenues collected exceed the expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent the expenditures incurred exceed the revenues collected, the Company has the contractual enforceable right to assess and collect such amounts from the franchisees, or to reduce its spending. The franchise and management contracts acquired in the Radisson Hotels Americas acquisition have similar terms as those described above with the exception of certain contractual elements concerning reservation fees, which are not required to break-even over time and are insignificant to the Company's operating income and net income. During the nine months ended September 30, 2023 and 2022, the net surplus generated from our other franchised and managed properties activities was $19.5 million and $55.4 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $103.3 million and $483.7 million for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023 and 2022, capital expenditures in property and equipment totaled $81.4 million and $66.1 million, respectively. These capital expenditures primarily reflect the costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands, including ongoing hotel development efforts, as well as leasehold improvements in the Company's new headquarters office space.
During the nine months ended September 30, 2022, the Company recognized net proceeds of $140.6 million from the sale of two Cambria hotels, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market.
The Company maintains equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the nine months ended September 30, 2023 and 2022, the Company invested $24.6 million and $4.3 million, respectively, to support these efforts. In addition, during the nine months ended September 30, 2023, the Company received proceeds from the sale of certain affiliates totaling $0.9 million. The Company received no distributions or sale proceeds from these affiliates during the nine months ended September 30, 2022.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2023, the Company issued a total of $4.3 million in notes receivable loans and received a total of $9.9 million in notes receivable loan repayments. During the nine months ended September 30, 2022, the Company issued a total of $5.6 million in notes receivable loans and received a total of $0.7 million in notes receivable loan repayments.
On August 11, 2022, the Company acquired 100% of the issued and outstanding equity interest of Radisson Hotels Americas for an accounting purchase price of approximately $673.9 million. The purchase price, net of the cash acquired, was $550.4 million. To fund the transaction, Choice drew down $175.0 million on the Company's senior unsecured credit facility, and then funded the remainder with cash on hand. Refer to Note 14 to our consolidated financial statements for further discussion.
During the nine months ended September 30, 2022, the Company recognized contract termination fee revenue of $22.7 million resulting from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consists of $67.4 million in consideration, less the $44.7 million in carrying basis of intangible assets that were initially recognized on the date of the WoodSpring acquisition. During the third and fourth quarters of 2022, the Company received cash of $5.7 million and $61.7 million, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company's borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, the payment of dividends, and the payment of debt issuance costs.
Debt
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement dated July 21, 2015. The Restated Credit Agreement provided for a $600 million unsecured credit facility with an original maturity date of August 20, 2023, subject to one-year extension options that could be requested by the Company prior to each of the first, second, and third anniversaries of the closing date of the Restated Credit Agreement in exchange for the payment fees. The Company has exercised the one-year extension option on multiple occasions, which has resulted in a new maturity date of August 20, 2026. The Restated Credit Agreement allows for up to $35 million of borrowings that may be used for alternative currency loans and up to $25 million of borrowings that may be used for swingline loans. From time to time, the Company may designate one or more wholly-owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions. There are no subsidiary guarantors under the Restated Credit Agreement.
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
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement. This amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million, and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from LIBOR to an adjusted SOFR.
The Restated Credit Agreement requires the Company to pay a fee on the total commitments, calculated on the basis of the actual daily amount of the commitments (regardless of usage) times a percentage per annum ranging from 0.075% to 0.25%, which is dependent on the Company’s senior unsecured long-term debt rating or other circumstances as set forth in the Restated Credit Agreement if the Company’s total leverage ratio is less than 2.5 to 1.0.
The Restated Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including restrictions on liens, incurring indebtedness, making investments, and effecting mergers and/or asset sales. With respect to the payment of dividends, the Company may not declare or make any dividend payments if there is an existing event of default or if the dividend payment would create an event of default.
The Restated Credit Agreement imposes financial covenants that require the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0. In addition, on up to two nonconsecutive occasions, the Company will be required to maintain a total leverage ratio of not more than 5.5 to 1.0 for up to three consecutive quarters following a material acquisition commencing with the fiscal quarter in which the material acquisition occurred. The Company maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, and therefore is not currently required to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the Restated Credit Agreement to be immediately due and payable. As of September 30, 2023, the Company maintained a total leverage ratio of 2.34x, including outstanding debt of approximately $549.4 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different from the effective interest method, and through the loan's maturity date. The amortization of the debt issuance costs is included in interest expense in the consolidated statements of income.
The proceeds of the Restated Credit Agreement are generally expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments and other permitted uses as set forth in the Restated Credit Agreement.
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes with a principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions and offering expenses, to repay in full the $250 million Term Loan entered in April 2020 and to fund the purchase price of the 2012 Senior Notes tendered and accepted by the Company for the purchase pursuant to the tender offer (discussed further below under "Senior Unsecured Notes Due 2022").
The interest rate payable on the 2020 Senior Notes is subject to adjustment based on certain rating events. The Company may redeem the 2020 Senior Notes, in whole or in part, at its option at the applicable redemption price before the maturity date. If the Company redeems the 2020 Senior Notes prior to October 15, 2030 (three months prior to the maturity date) (the “2020 Notes Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2020 Senior Notes matured on the 2020 Notes Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest. If the Company redeems the 2020 Senior Notes on or after the 2020 Notes Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Additionally, at the option of the holders of the 2020 Senior Notes, the Company may be required to repurchase all or a portion of the 2020 Senior Notes upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes with a principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the previously outstanding senior notes with a principal amount of $250 million due August 28, 2020, and for working capital and other general corporate purposes.
The Company may redeem the 2019 Senior Notes, in whole or in part, at its option at the applicable redemption price before maturity. If the Company redeems the 2019 Senior Notes prior to September 1, 2029 (three months prior to the maturity date) (the “2019 Notes Par Call Date”), the redemption price will be equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, or (b) the sum of the present values of the remaining scheduled principal and interest payments that would have been payable had the 2019 Senior Notes matured on the 2019 Notes Par Call Date, discounted to the redemption date on a semi-annual basis at the applicable Treasury Rate plus 30 basis points, plus accrued and unpaid interest. If the Company redeems the 2019 Senior Notes on or after the 2019 Notes Par Call Date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Additionally, at the option of the holders of the 2019 Senior Notes, the Company may be required to repurchase all or a portion of the 2019 Senior Notes upon the occurrence of a change of control event at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The Company utilized the net proceeds from this offering, after deducting underwriting discounts, commissions and other offering expenses, together with borrowings under the Company's senior unsecured senior credit facility, to pay a special cash dividend to shareholders that totaled approximately $600.7 million on August 23, 2012.

On July 9, 2020, the Company commenced a tender offer (the "Tender Offer") to purchase an aggregate principal amount of up to $160.0 million of the 2012 Senior Notes, subject to increase or decrease. The Tender Offer was subsequently upsized to an aggregate principal amount of up to $180.0 million of the 2012 Senior Notes. On July 23, 2020, the Company amended the Tender Offer by increasing the aggregate principal amount from $180.0 million to $183.4 million. The Tender Offer settled on July 24, 2020 for $197.8 million, which included an early tender premium, settlement fees, and accrued interest paid. In combination with the early pay off of the Term Loan, the Company recorded a loss on extinguishment of debt of $16.0 million in the third quarter of 2020.
The 2012 Senior Notes matured on July 1, 2022. The outstanding principal amount of $216.6 million was re-paid on the maturity date.
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. As of September 30, 2023, the Company had been advanced the full amounts that were due pursuant to these agreements. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions. The performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances upon expiration of the Company's current ten-year corporate headquarters lease agreement in 2023 will be forgiven in full. The advances are presented within debt in the Company's consolidated balance sheets. The Company will continue to evaluate whether the future performance conditions will be met over the entire term of the agreement and whether the Company will, or will not, be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company was in material compliance with all applicable performance conditions as of September 30, 2023.
Acquired Debt and Swap Derivative Asset
On August 11, 2022, in connection with the Radisson Hotels Americas acquisition, the Company acquired three owned hotel properties, one of which had an encumbered mortgage loan with a mortgage principal in the amount of $53.5 million with an original maturity date of August 7, 2024. In addition, the mortgage loan had an associated interest rate cap agreement with an effective date of July 30, 2021 through August 6, 2024. On August 12, 2022, the Company paid off the outstanding mortgage loan principal, outstanding interest, and certain prepayment, exit and related fees in the amount of $56.0 million. At the same time, several of the loan-related escrows were released in the amount of $10.4 million. On August 16, 2022, the interest rate cap agreement was terminated, which resulted in a $1.9 million payment to the Company.
Dividends
During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the current per share dividend amount that was utilized in each of the dividends that were declared in 2023.
During the nine months ended September 30, 2023, the Company paid $42.1 million in cash dividends. We expect that cash dividends will continue to be paid in the future, subject to the declaration by our board of directors, future business performance, economic conditions, changes in tax regulations, and other matters. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for 2023 are projected to be $1.15 per share or approximately $56.5 million in aggregate dividend payments.
In accordance with the Restated Credit Agreement, the Company may not declare or make any dividend payments if there is an existing event of default or if the dividend payment would create an event of default.
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets.

During the nine months ended September 30, 2023, the Company repurchased 2.4 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $292.9 million. In total through September 30, 2023, the Company repurchased 57.8 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $2.2 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 90.8 million shares at an average price of $24.38 per share. As of September 30, 2023, the Company had 2.3 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2023, the Company redeemed 0.1 million shares of common stock at a total cost of $14.1 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the nine months ended September 30, 2023, the Company received proceeds of $6.7 million from stock options exercised by employees.
Critical Accounting Policies
Our accounting policies comply with principles generally accepted in the United States. A discussion of our accounting policies is included in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which incorporates a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect our reported results.
New Accounting Standards
Refer to Note 1 to these consolidated financial statements for information related to our evaluation of new accounting standards.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the Company’s ability to successfully integrate Radisson Hotels Americas’ employees and operations; the ability to realize the anticipated benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, including any resurgence of the COVID-19 pandemic, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; the commercial acceptance of our SaaS technology solutions division's products and services; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas; and developments with respect to our proposal to acquire Wyndham. These and other risk factors are discussed in detail in the Risk Factors section of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $37.8 million and $32.4 million as of September 30, 2023 and December 31, 2022, respectively, which we account for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of September 30, 2023, the Company had $545 million of variable interest rate debt instruments outstanding at an effective interest rate of 6.40%. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2023 levels would increase or decrease annual interest expense by $3.5 million. The Company expects to refinance its fixed and variable interest rate long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, all of which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2023. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2023	554,622	$118.66	554,622	4,120,542
February 28, 2023	404,509	124.03	404,509	3,716,033
March 31, 2023	382,389	119.44	272,089	3,443,944
April 30, 2023	183,083	122.85	182,949	3,260,995
May 31, 2023	207,507	123.84	206,009	3,054,986
June 30, 2023	228,469	116.03	228,469	2,826,517
July 31, 2023	203,134	122.20	203,134	2,623,383
August 31, 2023	177,635	131.26	177,003	2,446,380
September 30, 2023	177,991	126.38	177,763	2,268,617
Total	2,519,339	$121.85	2,406,547	2,268,617
(1) During the nine months ended September 30, 2023, the Company redeemed 112,792 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of stock options and the vesting of restricted stock and performance vested restricted stock unit grants. These redemptions were not part of the board repurchase authorization.
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

CHOICE HOTELS INTERNATIONAL, INC.

November 7, 2023	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 7, 2023	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer