Form 10-K
period 2023-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2024-02-20
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________
FORM 10-K
 _______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13393
___________________________________________________________________________
CHOICE HOTELS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
 __________________________________________________________________________

Delaware	52-1209792
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

915 Meeting Street		20852
Suite 600
North Bethesda,	Maryland
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (301) 592-5000
  ______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	CHH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $3,683,065,436 as of June 30, 2023 based upon a closing price of $117.52 per share.
As of February 14, 2024, the number of shares outstanding of Choice Hotels International, Inc.’s common stock was 49,560,122.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 15, 2024, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," the "Company," "we," "us," or "our."
Forward-Looking Statements
Certain matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume," or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which, in turn, are based on information currently available to management. Such statements include, but are not limited to, the ultimate outcome of any possible transaction between us and Wyndham Hotels & Resorts, Inc. (“Wyndham”) (including the possibility that the parties will not agree to pursue a business combination transaction or that the terms of any definitive agreement will be materially different from those described herein); uncertainties as to whether Wyndham will cooperate with us regarding the proposed transaction; our ability to consummate the proposed transaction with Wyndham; the conditions to the completion of the proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals; our ability to finance the proposed transaction with Wyndham; our indebtedness, including the substantial indebtedness we expect to incur in connection with the proposed transaction with Wyndham and the need to generate sufficient cash flows to service and repay such debt; the possibility that we may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all and to successfully integrate Wyndham’s operations with ours, including our loyalty program; the possibility that we may be unable to achieve the benefits of the proposed transaction for its franchisees, associates, investors and guests within the expected timeframes or at all, including that such integration may be more difficult, time-consuming or costly than expected; that operating costs and business disruption (without limitation, difficulties in maintaining relationships with associates, guests or franchisees) may be greater than expected following the proposed transaction or the public announcement of the proposed transaction; and that the retention of certain key employees may be difficult. Such statements may relate to projections of our revenue, expenses, adjusted EBITDA, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, revenue per available room, and our liquidity, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the ability to realize the anticipated long-term benefits and synergies of the acquisition of Radisson Hotels Americas to the extent anticipated; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics (including COVID-19) or contagious diseases, or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas; and developments with respect to our commenced exchange offer to acquire Wyndham. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov.

Our SEC filings are also available free of charge at the "Investor Relations – Financials" section of our website at http://www.choicehotels.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
Item 1.Business
Overview
We are primarily a hotel franchisor operating in 50 states, the District of Columbia, and 46 countries and territories. At December 31, 2023, we had 7,527 hotels with 632,986 rooms open and operating, and 1,032 hotels with 105,062 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in its global system. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America (the "Americas").
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of seven Cambria and three legacy Radisson Hotels Americas open and operating hotels, and the management of 14 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income, and cash flows primarily from our hotel franchising operations. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platforms of guests and hotels, hotel ownership, and other ancillary sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is typically lower in November through February than during the remainder of the year. Our principal source of revenue is franchise fees, which is based on the gross room revenues or the number of rooms at our franchised properties. The Company's franchise and managed fees, as well as its owned hotels' revenues, normally reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters of the year.
Because our primary focus is hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the effective royalty rates in our franchise contracts resulting in increased initial franchise fees, ongoing royalty and licensing fees, and platform and procurement services fees. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our guests.
The primary factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories, growth in the number of hotel rooms owned and under franchise, occupancy and room rates achieved by the hotels in our system, the effective royalty rate achieved in our franchise agreements, the level of franchise sales and relicensing activity, the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests, and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those hotel properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. Accordingly, over the long-term, the continued growth of our franchise business should enable us to realize the benefits from the operating leverage in place and improve our operating results.
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
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired seven Cambria and three legacy Radisson Hotels Americas open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding brand awareness with targeted customer groupings, and providing superior guest service. We presently manage four of our owned hotels and utilize the services of third-party management companies that provide their own employees for the balance. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels.
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets. The timing and amount of these investments are subject to market and other conditions.
We believe our growth investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns, and continue to generate value for our shareholders.
Our direct real estate exposure is currently limited to activity in the United States, including our owned hotel assets open and under development. In addition, our development activities that involve financing, equity investments, and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, refer to the Investing Activities caption in the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Company was incorporated in 1980 under the laws of the State of Delaware.
Wyndham Proposal
On December 12, 2023, the Company disclosed that it had commenced an exchange offer to acquire all of the outstanding shares of Wyndham Hotels & Resorts, Inc. ("Wyndham") at an exchange ratio of $49.50 in cash and 0.324 shares of Choice common stock per Wyndham share. There can be no assurance that the exchange offer will be successful. In the event we enter into and consummate an acquisition of Wyndham, the acquisition would have a significant impact on our future financial condition, results of operations, and cash flows.
The Lodging Industry
Companies participating in the lodging industry primarily do so through a combination of one or more of the three primary lodging industry activities: ownership, franchising, and management. A company’s relative reliance on each of these activities determines which drivers most influence its profitability.
•Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence its margins by driving RevPAR, managing operating expenses and providing financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a lodging downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth that is attributable to ADR growth rather than from occupancy gains since there are more incremental costs associated with higher guest volumes as compared to higher pricing.
•Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee, and a marketing & reservation systems fee. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line revenue performance of those hotels. Earnings drivers include RevPAR increases, unit growth, and effective royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it typically costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases, which aids in reducing the impact of lodging industry economic cycles.
•Management companies operate hotels for the owners that do not have the expertise and/or the desire to self-manage the hotels. These companies collect management fees predominately based on revenues earned and/or profits generated. Similar to franchising activities, the key drivers of revenue-based management fees are RevPAR and unit growth. Similar to ownership activities, profit based fees are driven by improved hotel margins and RevPAR growth.
Similar to other industries, the lodging industry experiences both positive and negative operating cycles. Positive operating cycles are characterized as periods of sustained occupancy growth, increasing room rates, and an increase in hotel development. These cycles usually continue until either the economy sustains a prolonged downturn, conditions create excess supply, or some external factor occurs such as war, terrorism, pandemic, and/or natural resource shortages. Negative operating cycles are characterized by hoteliers reducing room rates to stimulate occupancy and a reduction in hotel development. An industry recovery usually begins with an increase in occupancy followed by hoteliers increasing room rates. As demand begins to exceed room supply, then occupancies and rates will improve. Collectively, these factors will result in an increase in hotel development.
Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material supply conditions, capital availability and industry fundamentals. Historically, the lodging industry has added hotel rooms to its inventory through new construction due largely to favorable lending environments that encouraged hotel development. Typically, hotel development continues during favorable lending environments until the increase in room supply outpaces demand. The excess supply eventually results in lower occupancies, which results in hoteliers reducing room rates to stimulate demand, and reduced hotel development. Over time, the slow growth in hotel supply results in increased occupancy rates and allows hotels to again increase room rates. The increase in occupancy and room rates serves as a catalyst for increased hotel development.

As a franchisor with 7,527 opened hotels, including ownership of ten hotels and management of 14 hotels (inclusive of four owned hotels), we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable and profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
The Company’s portfolio of brands offers both new construction and conversion opportunities. Our new construction brands typically benefit from periods of supply growth and favorable capital availability and pricing. Our conversion brands also benefit from periods of supply growth as the construction of hotels increases the need for existing hotels to seek new brand affiliations. Furthermore, the Company's conversion brands generally benefit from lodging cycle downturns as our unit growth has been historically driven from the conversion of independent and other hotel chain affiliates into our system as these hotels endeavor to improve their performance, which typically outpaces termination of hotels from our system.
The lodging industry can be divided into chain scale categories of generally competitive brands as follows:

Chain Scale	Brand Examples
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott
Upper Upscale	Radisson Blu, Marriott, Hilton, Hyatt, Sheraton
Upscale	Cambria Hotels, Radisson, Courtyard, Hyatt Place, Hilton Garden Inn
Upper Midscale	Comfort Inn, Country Inn & Suites, Holiday Inn Express, Hampton Inn, Fairfield Inn
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont
Economy	Econo Lodge, Super 8, Red Roof Inn, Motel 6
The lodging industry consists of independent operators and those that have joined national hotel franchise chains. Independent operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Hotel owners also generally have the flexibility to reposition hotels between the various chain scale categories to maximize profitability or for other reasons. For example, owners may choose to reposition a hotel to a higher chain scale through capital investment or a lower chain scale to limit capital outlays depending on the individual requirements of the owner.
Due to the fact that a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a hotel franchise chain can improve a hotel’s financial performance. The large hotel franchise chains, including us, generally provide a number of support services to hotel operators designed to improve the financial performance of their properties including central reservation and property management systems, marketing and advertising programs, training and education programs, revenue enhancement services, and relationships with qualified vendors to streamline their purchasing processes and make lower cost products available. We believe that national franchise chains with a large number of hotels enjoy greater brand awareness among potential guests and greater bargaining power with suppliers than those with fewer hotels, and that greater brand awareness and bargaining power can increase the desirability of a hotel to its potential guests and reduce operating costs of a hotel. Furthermore, we believe that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor’s brand and its services, and the extent to which affiliation with that franchisor may increase the hotel operator's profitability. We believe these factors enhance the resiliency of hotels affiliated with brands, and as a result, the value proposition of the hotel franchise chains during a negative operating cycle.
Choice’s Franchising Business
We operate primarily as a hotel franchisor and deploy our family of 22 brands and brand extensions, which represent both new construction and conversion brands and compete at various hotel consumer and developer price points.
Economics of the Franchising Business - The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance, and increasing the effective royalty rates in our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees, which consist primarily of an initial fee and ongoing royalty, marketing and reservation system fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and the ongoing royalty portion of the franchise fees are intended to cover our operating expenses, which are the expenses incurred in business development, quality assurance, administrative support, certain franchise services, and to provide us with operating profits. The marketing and reservation system fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, and certain franchise services.

Our fees depend on the number of rooms in our system, the gross room revenues generated by our franchisees, and the effective royalty rates in our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we generally benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the effective royalty rate in our franchise contracts.
Our family of well-known and diversified brands positions us well within the lodging industry. Our new hotel development brands, such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring, Everhome Suites, and Country Inn & Suites, offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Certain of our brands, such as Quality, Clarion Pointe, Ascend Hotel Collection, Econo Lodge, and Radisson, offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
Strategy - Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services, and technologies and financial strength created by our significant free cash flow. We believe that our brands’ growth will be driven by our ability to create a compelling return on investment for our franchisees. Our strategic objective is to improve the profitability of our franchisees by providing services which increase business delivery, enhance RevPAR, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include building strong brands, delivering exceptional services, reaching more consumers, and leveraging our size, scale and distribution to reduce costs for hotel owners. We believe that by focusing on these elements we can increase the gross room revenues generated by our franchisees by increasing the business delivered to existing franchisees and expanding our market share of franchised hotels in the chain scale categories in which we operate or seek to operate. Improving the desirability of our brands should also allow us to continue to improve the effective royalty rate in our contracts.
Building Strong Brands - Each of our brands has particular attributes and strengths, including awareness with both consumers and developers. Our strategy is to utilize the strengths of each brand for room growth, RevPAR gains, and royalty rate improvement, all of which will create revenue growth. We believe brand consistency, brand quality, and guest satisfaction are critical in improving brand performance and building strong brands.
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
We strive to maintain the strength of our brands by enhancing product consistency and quality. We attempt to achieve consistency and quality for new entrants into the franchise system by placing prospective hotels in the appropriate brand based on the physical characteristics, the expected financial and operating performance, amenities of the hotel, and by requiring property improvement plans, when necessary, to ensure the new hotel meets the quality standards of the brand. Furthermore, we may require hotels currently in our franchise system to execute property improvement plans at specified contractual windows to ensure that they continue to maintain the product consistency and quality standards of the brand.
We believe that each of our brands appeal to the targeted hotel owners and guests because of unique brand standards, marketing campaigns, loyalty programs, reservation delivery, revenue enhancing programs, service levels, and pricing.
Delivering Exceptional Services - We provide a combination of services and technology-based offerings to help our franchisees improve performance. We have field services staff members located nationwide that help franchisees improve RevPAR performance, efficiency of their hotel operations, and guest satisfaction. In addition, we provide our franchisees with education and training programs as well as revenue management technology and services designed to improve property-level performance. These services and products promote revenue gains for franchisees and improve guest satisfaction which translate into both higher royalties for the Company and improved returns for owners, leading to further room growth by making our brands even more attractive to prospective franchisees. We develop our services based on customer needs and focus on activities that generate a high return on investment for our franchisees.
Reaching More Consumers - We believe hotel owners value and benefit from the large volume of guests that we deliver through a mix of activities, including brand marketing, reservation systems, account sales (corporate, government, social, military, educational, and fraternal organizations), and the Company’s loyalty program, Choice Privileges®. Our strategy is to maximize the effectiveness of these activities in delivering both leisure and business travelers to Choice-branded hotels.
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and its loyalty program promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests and corporate customers will continue to be enhanced through the use of our customer relationship management technology and programs, as well as our field-based sales agents that are focused on increasing our share of business travelers. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
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
Leveraging Size, Scale, and Distribution - We continually focus on identifying methods to utilize our significant platform of hotels in our system and our relationships with hospitality-related vendors and partnerships with travel-related providers in order to reduce costs and increase returns for our franchisees. We are focused on expanding our platform business through key partnerships, new technology, and other key franchisee resources, which is reflected in our procurement services revenues. The expansion of these relationships has enabled us to further drive our top-line revenue and deliver tangible value-added solutions to our hotel owners and customers. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees, (ii) streamline the purchasing process, and (iii) maintain brand standards and consistency. We also create relationships with key partners to market their services directly to our guests. These relationships provide value-added travel-related services to our guests and generate revenues for the Company. We continue to expand these relationships and identify new methods for decreasing hotel operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and generating procurement services revenues.
Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, midscale, upper midscale, upscale, and upper upscale hotels. Our brands are as follows:
Cambria Hotels - Cambria Hotels is a select service hotel brand that operates in the upscale chain scale category, targeting the top primary market locations and secondary markets with a mix of business and leisure demand. Cambria offers guests a distinct experience with simple, guilt-free indulgences and little luxuries allowing them to stay at their best while on the road. The environment matches guests' casual lifestyles but tailored to the needs of the modern traveler. The properties feature a compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, outdoor spaces featuring pools and rooftop bars, flexible meeting space, and a locally sourced menu and craft beer. The principal competitor brands include Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo, AC Hotels, and Hilton Garden Inn.
Ascend Hotel Collection - The Ascend Hotel Collection is an innovative global soft brand collection offering resort, boutique and historic properties that reflect, and are woven into, the fabric of their destination. Ascend enables upscale hotels to retain their individual brand equity and identity, and yet have access to Choice Hotels' global distribution, technology, performance support services, training, and loyalty benefits. The Ascend Hotel Collection offers the best of both worlds, including an independence backed by a powerful platform for customer acquisition, delivery and distribution, volume purchasing benefits, and operational efficiency. The principal competitor brands include BW Premier and Voco.

Radisson - Radisson offers an upscale travel experience. Delivering classic service with modern comforts through thoughtfully considered details, and a variety of services, these properties focus on providing excellent work/life balance for guests during their travels. To ensure a harmonious stay, our hotel teams seek to build meaningful personal relationships with guests. Radisson hotels are found in urban, suburban, and airport locations. The principal competitor brands include DoubleTree by Hilton, Delta Hotels, Crowne Plaza, and Holiday Inn.
Radisson RED - An upscale, select service hotel brand, Radisson RED is characterized by a love of bold design, social connectedness, and playful twists on the conventional. These urban hotels inject new life into hospitality through informal services where anything goes. Hotel spaces kick-start the fun with vibrant designs, encourage social sharing, and easily switch from work to play and back. Connected, trend-savvy travelers will love this unique opportunity to tailor their stay to their style. The principal competitor brands include Hyatt Regency and Embassy Suites.
Radisson Blu - The Radisson Blu brand is redefining the upper upscale hotel experience by blending contemporary design with warmth in an enriching environment. Scandinavian-inspired design prioritizes comfort and distinctiveness to create iconic environments, featuring services like premium dining and on-site spas, that foster a sense of belonging and discovery. Our hotel teams passion and knowledge shines through in their attention to the smallest details to feed our guests hunger for exploration. Radisson Blu hotels are located in major cities, key airport gateways, and resort destinations. The principal competitor brands include Canopy by Hilton, Hyatt Centric, Le Meridien, and Kimpton.
Radisson Individuals - Radisson Individuals is an upscale collection brand that offers hotels the benefits of our expertise, infrastructure, and brand recognition while celebrating each property’s distinct personality. A Radisson Individuals hotel gives guests the charm of a one-of-a-kind travel experience while providing the high-quality services, amenities, and genuine hospitality we’re known for. These hotels are located in leisure markets, spanning urban, suburban, and resort locations. The principal competitor brands include Autograph Collection and Curio.
Comfort - The Comfort brand family, which includes Comfort Inn, Comfort Suites, and Comfort Inn & Suites, is an upper midscale brand that offers guests a warm and welcoming experience that is designed to help travelers feel refreshed and ready to take on the day. Comfort hotels are ready to welcome business and leisure travelers everywhere they are going. The brand continues to evolve with the opening and adoption in our existing portfolio of the new design prototype – Rise & Shine™. As the largest 100% smoke-free hotel brand in North America, Comfort hotels offer complimentary amenities that include a hot breakfast, Wi-Fi, business center, and a fitness center and swimming pool at most locations. Each spacious guest room offers premium bedding and bath amenities along with a refrigerator and microwave. Comfort Suites properties are tailored to meet the demands of today's traveler, with each oversized suite featuring separate areas for working and relaxing, along with a sleeper sofa. The principal competitor brands include Hampton Inn, Holiday Inn Express, and Fairfield Inn & Suites.
Country Inn & Suites by Radisson - Country Inn & Suites exemplifies “modern country warmth”, offering a heartfelt experience to travelers through inviting design, premium touches, and genuine service. Guests can expect a mix of spacious standard and suite accommodations along with free amenities like a hot breakfast, all-day coffee and tea, freshly baked cookies in the afternoon, Wi-Fi, printer access, a fitness facility, and cozy seating by the living room fireplace. Most hotels also feature a patio or porch with an outdoor fire pit, den, casual workspace, swimming pool, meeting space, and an “Inn Case Market.” Guests feel like they matter at Country Inn & Suites. The principal competitor brands include Holiday Inn Express, Best Western Plus, and Hampton Inn.
Clarion - Clarion helps owners of existing assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center. The principal competitor brands include the Four Points by Sheraton.
Clarion Pointe - Launched in 2019, Clarion Pointe is a select service franchise that is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. The hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. The principal competitor brands include Best Western.
Quality Inn - Quality helps both guests and owners "Get Your Money's Worth™" in the midscale chain scale category. Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs" of a Q Bed, Q Breakfast, Q Shower, Q Service, and the Q Essentials including free high-speed internet access, coffee, and in-room refrigerators. The principal competitor brands include Best Western and Ramada.

Sleep Inn - A new-construction brand, every Sleep Inn hotel is built with a specific vision in mind, which is to be a sanctuary for travelers as well as a cost-efficient property to build, operate, and maintain. Every Sleep Inn hotel offers a simply stylish stay that's designed to help our guests "Dream Better Here." Guests find fresh, nature-inspired design elements that are modern but timeless, that create a relaxed and serene environment, providing both business and leisure travelers with free Wi-Fi, free hot breakfast, lifestyle amenities to support a better night’s rest, and an exercise room and/or pool. The principal competitor brands include Baymont and Best Western.
Park Inn - Characterized by a positive, stress-free environment, an upper economy to midscale brand, this hotel provides a clever use of color combined with friendly service and feel-good extras like complimentary breakfast to ensure our guests experience a happy stay.
Park Plaza - An upper upscale brand combines engaging service, contemporary elegance, and local flavor. At each hotel, team members warmly welcome guests and make it a point to foster genuine and meaningful interactions. Refined spaces incorporate the essence of each location and provide a vibrant social setting for guests and the local community alike. Located in capital cities and key business and leisure destinations, these charmingly distinctive hotels help travelers connect with the authentic character and culture of their location. The principal competitor brands include Staybridge Suites, DoubleTree, and Residence Inn.
MainStay Suites - MainStay Suites operates in the midscale extended stay chain scale category, offering developers flexible conversion and new construction opportunities in a variety of market types. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests traveling for business or pleasure whose stays are longer than a few nights. All guest rooms feature fully equipped kitchens as well as separate lounges and work areas. MainStay Suites offer free high-speed internet, an exercise room, 24/7 laundry facilities, weekly housekeeping, as well as breakfast options for guests. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances through the "Things I Use at Home" program. The principal competitor brands include TownePlace Suites, Candlewood Suites, and Home2 Suites.
Everhome Suites - Everhome Suites operates in the midscale extended stay chain scale category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with separate spaces to work, relax and eat. Larger one-bedroom suites come equipped with in-unit washers and dryers. Guests have access to free high-speed internet, a modern fitness room, outdoor amenity space, 24/7 laundry facilities, and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink, and personal items available for purchase. Small kitchen appliances are available to check out at the front desk through the “Homebase Essentials” program. The principal competitor brands include Candlewood Suites, Home2 Suites, TownePlace Suites, and Extended Stay America Premier Suites, as well as new entrants to the extended stay segment such as StudioRes and LivSmart.
Suburban Studios - Suburban Studios operate in the economy extended stay chain scale category, offering developers access to this category through flexible conversion options. Suburban Studios’ “longer stays made easy” philosophy provides value-conscious, long staying guests with clean, comfortable rooms, friendly service and the amenities they need. All guestrooms provide in-room kitchens. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, InTown Suites, HomeTowne Studios, and Studio 6.
WoodSpring Suites - WoodSpring Suites are all new construction, value-engineered hotels that operate in the economy extended stay chain scale category. WoodSpring developers adhere to strict prototype and design specifications and an operating model that embodies WoodSpring’s promise of “It’s Simple. Done Better.” Every suite includes a well-designed kitchen, seating area, and a free premium movie channel. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, Extended Stay America Select Suites, MyPlace, and Studio 6.
Econo Lodge - Econo Lodge is Choice Hotel’s economy brand, which provides an “easy stop on the road” for value-oriented travelers. Free high-speed internet, bedside recharge outlets, refrigerators and free morning coffee are just some of the amenities that position Econo Lodge as a great value to the guest. The principal competitor brands include SureStay by Best Western, Knights Inn, Days Inn, and Red Roof Inn.
Rodeway Inn - Rodeway Inn offers sensible lodging for travelers on a budget. With free coffee to get guests started in the morning and free high-speed internet, Rodeway is a great option for practical travelers looking for a “Good night. Great Savings.” The principal competitor brands include Americas Best Value Inn and Motel 6.
The Company's brands also include the Radisson Collection and Radisson Inn & Suites, however there are no open properties under these brands as of December 31, 2023.

Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our domestic franchise agreements have terms ranging from 20 to 30 years, with certain rights for each of the franchisor and franchisee to terminate the agreement. Our franchisees operate domestically under one of 22 brands and brand extensions.
The following table presents key statistics related to our domestic franchise system for the five years ended December 31, 2023:

	2019	2020	2021	2022	2023
Number of properties, end of period	5,945	5,943	5,913	6,296	6,305
Number of rooms, end of period	461,674	456,528	458,030	494,409	496,965
Royalty fees (in thousands)(1)	$371,396	$258,151	$391,336	$443,313	$458,077
Effective royalty rate(2)	4.86%	4.94%	5.01%	4.93%	4.99%
Average occupancy percentage(2), (3)	57.6%	45.6%	57.2%	58.0%	57.0%
Average daily room rate (ADR)(2), (3)	$81.86	$71.67	$84.06	$95.13	$96.93
Revenue per available room (RevPAR)(2), (3)	$47.18	$32.69	$48.10	$55.16	$55.21
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization. For the year ended December 31, 2022, the legacy Radisson brands are included for the period from the August 11, 2022 acquisition date through December 31, 2022. Additionally, royalty fees include intersegment royalties assessed to the Company's owned hotels of $2.0 million for 2023, $2.2 million for 2022, $1.6 million for 2021, $0.8 million for 2020, and $0.9 million for 2019.
(2)To enhance comparability for the year ended December 31, 2022, the effective royalty rate, average occupancy percentage, ADR, and RevPAR reflect the operating performance as if the legacy Radisson brands were acquired on January 1, 2022. The operating statistics exclude the Everhome Suites brand since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for over a twelve month period.
(3)The Company calculates RevPAR metrics based on information as reported by franchisees. To accurately reflect average occupancy percentage, ADR, and RevPAR, the company revises its prior years' operating statistics for the most current information provided.
As of December 31, 2023, no individual franchisee or ownership group accounts for more than 1.5% of the Company's total domestic royalty fees.
Owned and Managed Hotels
While the hotel franchising business represents the Company's primary operations, the Company also owns seven Cambria hotels and three legacy Radisson Hotels Americas hotels and manages 14 hotels (inclusive of four owned hotels). We generate revenue from the owned hotels primarily from guest stays. We generate revenue from the managed hotels from base and incentive management fees and cost reimbursements, which is primarily for payroll costs at the managed hotels where the Company is the employer.
We intend to continue to strategically develop and manage hotels in order to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and increase the number of franchise agreements awarded. We believe these avenues provide us the opportunity to support and accelerate the growth of our brands.
International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region.
Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and we believe our brands can achieve significant distribution. We typically choose to enter into master franchise agreements in those international markets where direct franchising is currently not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have professional hotel and asset management capabilities together with the financial capacity to invest in building the Company's brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. The master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Our master franchise and similar multi-unit licensing agreements have expiration dates, which we actively manage and potentially renew as we deem beneficial. Certain of these agreements have expiration dates in 2024. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.

In some territories outside the United States, hotel franchising has less prevalence in favor of independent operators. We believe chain and franchise affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of scale in centralized reservations systems and marketing programs. We believe that international franchise operations will provide a long-term growth opportunity for the Company and as a result, we will continue to make investments into our international franchise operations, which are expected to enhance the value proposition for prospective international franchisees.
The following chart summarizes our franchise system and operating results outside of the United States(1):

	2019	2020	2021	2022	2023
Number of properties, end of period	1,208	1,204	1,117	1,191	1,222
Number of rooms, end of period	129,223	141,449	121,716	133,395	136,021
Royalty fees (in thousands)(2)	$21,680	$12,358	$14,958	$20,041	$28,859
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts, thus RevPAR metrics are not presented for our international franchisees.
(2)Royalty fees exclude the impact of franchise agreement acquisition cost amortization and impairment.
As of December 31, 2023, the open hotels and rooms by region and franchising relationship are presented below:

	Direct Franchising		Master Franchising		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Asia-Pacific	158	7,232	135	15,937	293	23,169
Europe & Middle East	79	6,946	297	48,739	376	55,685
Latin America, Caribbean & Canada	134	17,809	419	39,358	553	57,167
International Total	371	31,987	851	104,034	1,222	136,021
The Company's international operations are primarily conducted in the following countries and territories, as organized by region:
Asia-Pacific - Australia, China, India, Japan, New Zealand, and Thailand
Europe & Middle East - Austria, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kingdom of Saudi Arabia, Lithuania, Norway, Portugal, Slovakia, Spain, Sweden, Turkey, and the United Kingdom
Latin America, Caribbean & Canada - Aruba, Bahamas, Barbados, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Dominica, Dominican Republic, Ecuador, El Salvador, Grenada, Guatemala, Honduras, Mexico, Panama, Peru, Trinidad and Tobago, and Uruguay

As of December 31, 2023, the worldwide open hotels and rooms by region are presented below:

	United States		Asia-Pacific		Europe & Middle East		Latin America, Caribbean & Canada		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Comfort (1)	1,705	133,675	175	15,929	85	11,004	197	18,129	2,162	178,737
Quality Inn	1,617	118,960	68	3,874	83	14,253	134	13,565	1,902	150,652
Econo Lodge	675	39,805	18	604	1	73	38	1,872	732	42,354
Rodeway	470	26,309	—	—	—	—	10	560	480	26,869
Sleep Inn	427	30,104	—	—	—	—	25	2,685	452	32,789
Country (2)	426	33,976	—	—	—	—	9	789	435	34,765
Ascend Hotel Collection	199	22,818	18	1,139	107	11,637	39	5,096	363	40,690
Clarion (3)	178	19,185	14	1,623	100	18,718	14	1,485	306	41,011
WoodSpring Suites	235	28,350	—	—	—	—	—	—	235	28,350
Radisson (4)	64	15,206	—	—	—	—	74	11,678	138	26,884
MainStay Suites	126	8,831	—	—	—	—	1	100	127	8,931
Suburban Studios	104	9,046	—	—	—	—	—	—	104	9,046
Cambria Hotels	74	10,239	—	—	—	—	—	—	74	10,239
Park Inn	4	363	—	—	—	—	12	1,208	16	1,571
Everhome Suites	1	98	—	—	—	—	—	—	1	98
Total	6,305	496,965	293	23,169	376	55,685	553	57,167	7,527	632,986
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Country Inn and Park Plaza brands.
(3)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(4)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
Franchise Sales
Expansion of the number of hotels in our franchise system is important to our business model. We have identified key market areas for hotel development based on supply and demand relationships and our strategic objectives. Development opportunities are typically offered to: (i) existing franchisees, (ii) developers of hotels or multi-family housing, (iii) owners of independent hotels and motels, (iv) owners of hotels leaving other franchisors’ brands, and (v) franchisees of non-hotel related products such as restaurants.
Our franchise sales organization is structured to support the continued growth of the Company through awarding franchise agreements with a focus on revenue-intense chain scales and markets. The franchise sales organization employs both sales managers as well as franchise sales directors. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to helping hotels improve profitability, our central reservation delivery services, our marketing and customer loyalty programs, our revenue management services, our training and support systems (including our proprietary property management systems), and our Company’s track record of delivering growth and profitability. Franchise sales directors are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors, and provide better service to our potential franchisees. The structure of this organization integrates our brands and strategies, and allows our brand teams to focus on understanding, anticipating, and meeting the unique needs of our customers.
Our objective is to continue to strategically grow our portfolio by selling the Company's brands spanning the various chain scale categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands, such as discounting various fees including the initial franchise fee, royalty fee and system fee, and providing franchise agreement acquisition cost payments to support development, property improvements, and other hotel expenditures.
Because retention of existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located. The policy applies to most, but not all, of the Company's brands.

Investment, Financing, and Guaranty Support
Our Board of Directors authorized a program which permits us to offer investment, financing, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote the growth of our brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period. For additional information, refer to the Investing Activities caption in the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our domestic franchise agreements have terms ranging from 20 to 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us the flexibility to eliminate or re-brand our properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements typically contain liquidated damages provisions addressing franchisee termination at intervals other than those specified in the agreement which represent a fair and reasonable measure of damages that both parties agree should be paid to us.
The Company utilizes master development agreements ("MDA") with respect to the WoodSpring Suites and Everhome Suites brands (and on occasion other brands). In exchange for a non-refundable fee, developers are provided geographic exclusivity to enter into a specified number of franchise agreements and develop properties of the specified brand. The upfront fees received on signing of the MDA are non-refundable and are allocable to the affiliation fees due upon the execution of each franchise agreement between the parties in the regions covered by the MDA. The MDA specifies development schedules the developer must maintain. If the development schedules are not met, the Company can terminate the geographic exclusivity, however the upfront fees remain allocable to future franchise agreement affiliation fees as long as the MDA remains in effect.
The Company's franchise agreements are generally individually negotiated and we believe the terms are competitive with lodging industry standards for the respective chain scales. Franchise fees usually have three primary components: an affiliation fee, a royalty fee, and a marketing and reservation system fee. Royalty fees typically range from 5% to 6% of gross room revenues, and marketing and reservation system fees typically range from 3% to 4% of gross room revenues. During the negotiation process with a prospective franchisee, the Company may discount the standard royalty fee and/or the marketing and reservation system fee during the initial years of the franchise agreement as a franchise acquisition strategy. Typically, these discounts will expire over time when the contractual fees reach the standard franchise fees in effect at the time the franchise agreement was executed.
Franchise Operations
Our operations are designed to help our franchisees improve RevPAR and lower their operating and development costs, as these are the measures of performance that most directly impact franchisee profitability. Our focus is not only to help increase the number of reservations delivered to our franchisees, but also to help increase the percentage of guest reservations processed through our proprietary channels. We believe that our proprietary channels, which include our loyalty program, propriety internet sites (including mobile and tablet applications), global sales programs, and interfaces with global distribution systems, help in delivering guests to our franchisees' hotels at the lowest cost to the franchisee. We believe that by helping our franchisees become more profitable, then we will enhance our ability to retain our existing franchisees, attract new franchisees, and improve the pricing of our franchise agreements. The key aspects of our franchise operations are the following:
Brand Name Marketing and Advertising - The majority of our franchised hotels are typically located in areas conveniently accessible to business and leisure travelers, and therefore, a significant portion of hotel room nights are sold to guests who either walk-in or contact the hotel directly. As a result, we believe that brand name recognition and the strength of the brand reputation are important factors in influencing business and leisure traveler hotel accommodation choices.
Our marketing and advertising programs are designed to heighten consumer awareness and preference for our brands as offering the greatest value and convenience in the lodging categories in which we compete. Marketing and advertising efforts include national television, social media and digital advertising, online radio advertising, print advertising in trade media, and promotional events, which include joint marketing promotions with qualified vendors and corporate partners. We also actively seek to reach travelers who are shopping for travel online by purchasing key search related terms and meta search ads from the various search engine providers to help ensure that our franchisees' hotels are prominently displayed to potential guests.
We conduct numerous marketing and sales programs and deploy field-based sales agents which target corporate entities, travel agencies, groups, and small and medium size enterprises including business travelers, senior citizens, automobile club members, government and military employees, educational organizations, and meeting planners. Other marketing efforts include domestic and international trade show programs, targeted marketing campaigns (including print, digital, and social media), direct-mail programs, marketing e-mail programs, and centralized commissions for travel agents.
We operate a loyalty program, Choice Privileges, for all of our brands except WoodSpring Suites, in order to attract and retain travelers by rewarding stays with points towards free hotel nights at properties and through our partners that provide travel-related accommodations. The loyalty program also offers guests the ability to redeem points for gift cards at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help us to deliver business to our franchised hotels, and are an important selling point for our franchise sales personnel. In July 2023, we completed the integration of the Radisson Rewards Americas loyalty program into the Choice Privileges program. As of December 31, 2023, the Choice Privileges program had approximately 64 million worldwide members. Growing the membership of the Choice Privileges loyalty program, as well as increasing the number of room nights consumed by existing members, will continue to be a focus of the Company.
Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home-based sales personnel geographically located across the United States using personal sales calls, telemarketing, and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the group travel market, and meeting planners.
Our field-based franchise services area directors work with our franchisees to help them maximize RevPAR and improve the efficiency of their hotel operations. The franchise services area directors advise the franchisees on topics such as marketing their hotels, improving quality and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system, choiceADVANTAGE, includes a rate and selling management tool to help our franchisees better manage rates and inventory, which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we offer revenue management services to our franchisees to assist them in optimizing their room rates and minimizing the costs of reservation delivery.
Central Reservation System ("CRS") - Our central reservation system consists of our toll-free telephone reservation system, our proprietary internet sites, mobile phone and tablet reservation applications, interfaces with global distribution systems, and other internet reservations sites. We strive to improve the percentage of business delivered by the CRS as the room nights reserved through these channels are typically at higher average daily room rates than the reservations booked directly through the property. In addition, increasing the percentage of business delivered through the CRS improves our value proposition to a hotel owner and therefore assists in the retention of existing franchisees and the acquisition of new franchisees.
Our CRS provides a data link to our franchised properties as well as to the travel reservation systems, such as Amadeus, Galileo, SABRE, and Worldspan, which facilitate the reservation process for travel agents and corporate travelers. We also offer rooms for rent on our website (http://www.choicehotels.com) and mobile applications as well as those of OTAs and other third-party internet referral and booking services.
Our toll-free telephone reservation system primarily utilizes third-party call center service providers. The reservation agents are trained on the reservation system and they have a goal of matching each caller with a Choice-branded hotel that meets the caller’s needs. We also operate a call forwarding program through which our franchisees can leverage our central reservation system capabilities by forwarding reservation calls received directly by the property to one of our reservation centers. Typically, this helps to reduce the hotel’s front desk staffing needs, improves customer service, and results in a higher average daily room rate than the reservations booked directly through the property.
We continue to implement our integrated reservation and distribution strategy to help improve the delivery of reservations, reduce franchisee costs, and improve franchisee satisfaction by enhancing our website, http://www.choicehotels.com. We design our marketing campaigns to drive reservation traffic directly to our proprietary channels to minimize the impact that third party reservation sites may have on the pricing of our franchisees' inventory. In addition, we have introduced programs such as our Lowest Price Guarantee program, which has significantly reduced the ability of the third-party travel intermediaries to undercut the published rates at our franchisees' hotels. Further, we selectively distribute our franchisees' inventory to key third-party travel intermediaries that we have established agreements with to help drive additional business to our franchisees' hotels. These agreements typically offer our brands a preferred placement on these third-party booking sites at reduced transaction fees. We continue to educate our individual franchisees about the risk of an unfavorable impact to their business from contracting with booking sites when we do not have preferred agreements. We currently have agreements with many, but not all, of the major online third-party booking sites.
We also continue to upgrade our technology to ensure that our CRS can effectively handle the current and future volume on digital channels and support the industry's shift toward accelerated digital communications and guest experience personalization. In support of these initiatives, the Company developed choiceEDGE, which is a cloud-based software to manage all distribution for the Company by optimizing rate, inventory, availability, shopping, booking, and reservations for its website, mobile apps, and third-party distribution partners.
Property Management Systems - ChoiceADVANTAGE, which is our proprietary property and yield management system, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates and reservations. ChoiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, which gives our reservation sales agents and other proprietary channels the last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature that calculates and suggests the optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvements as they facilitate a franchisee's ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy and participate in our marketing programs. As a cloud-based solution, the choiceADVANTAGE system helps to reduce each hotel’s investment in on-site computer equipment, which typically results in a lower total cost of ownership for the property management systems as compared to the traditional on-site solutions.
Quality Assurance Programs - Consistent quality standards are critical to the success of a hotel franchise. We have established quality standards for all of our franchised brands that cover cleanliness, condition, brand standards and minimum service offerings. We inspect most properties for compliance with our quality standards before allowing a property to open as one of our franchised brands. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced quality assurance reviews conducted by a third-party at the property and through the use of guest surveys. Franchise properties that fail to maintain a minimum score are reinspected on a more frequent basis until the deficiencies are cured, or until such properties are terminated. To encourage compliance with quality standards, various brand-specific incentives and awards are used to reward franchisees that maintain consistent quality standards. We identify franchisees whose properties operate below minimum quality standards and assist them to comply with brand specifications. Franchisees who fail to improve on identified quality issues may be subject to consequences ranging from written warnings, the payment of re-inspection(s), non-compliance and guest satisfaction fees, attendance at mandatory training programs, and ultimately the termination of the franchise agreement. Actual consequences, if any, are determined in the Company’s discretion on a case-by-case basis and may take into account a variety of factors apart from a franchisee’s level of compliance with our quality standards and brand specifications.
Training - We maintain a training department that conducts mandatory and voluntary training programs for all franchisees and general managers. Regularly scheduled regional and national training meetings are also conducted for owners and general managers. We offer an interactive computer and mobile-based training system to help train hotel employees in real-time as well as at their own pace. Additional training is conducted through a variety of methods, including group instruction seminars and live online instructor-led programs.
Opening Services - We maintain an opening services department that ensures incoming hotels meet or exceed brand standards and are properly displayed in our various reservation distribution systems to help ensure that each incoming hotel opens successfully. We also maintain a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting our brand specifications by providing technical expertise and cost-savings suggestions.
Competition
Competition among franchise lodging brands is strong with regard to attracting potential franchisees, retaining existing franchisees, and generating reservations for franchisees. Franchise contracts are typically long-term in nature, but most allow either the hotel owner or the Company to terminate the agreement at mutually agreed upon anniversary dates.
We believe that the hotel operators choose a franchisor based primarily on the value and quality of each franchisor’s brand(s) and services and the extent to which affiliation with that franchisor may increase the franchisee’s reservations and profits. We also believe that the hotel operators select a franchisor in part based on the franchisor’s reputation among other franchisees and the success of its existing franchisees.
Since our franchising revenues are generated primarily as a percentage of the franchisees’ gross room revenues, our prospects for growth are largely dependent upon the ability of our franchisees to compete in the lodging market, our ability to retain existing franchisees, our ability to convert our competitor's franchisees and independent hotels to our brands, and the ability of existing and potential franchisees to obtain financing to construct new hotel properties.

The ability of a hotel to compete in the lodging industry may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand, and national and local economic conditions. We generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 50 states, the District of Columbia, and 46 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale, and distribution, will enable us to remain competitive in the lodging industry.
Service Marks and Other Intellectual Property
The service marks Ascend Hotel Collection, Cambria, Choice Hotels, Choice Privileges, Clarion, Clarion Pointe, Comfort Inn, Comfort Suites, Country Inn & Suites, Econo Lodge, Everhome Suites, MainStay Suites, Park Inn, Park Plaza, Quality, Radisson, Radisson Blu, Radisson Collection, Radisson Red, Rodeway Inn, Sleep Inn, Suburban Studios, WoodSpring Suites, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered or have registrations pending with the United States Patent and Trademark Office. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
Seasonality
The lodging industry is seasonal in nature. For most hotels, demand is lower from November through February than during the remainder of the year. Our principal source of revenues is franchise fees, which is based on the gross room revenues of our franchised properties. The Company's franchise fee revenues reflect the industry's seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters.
Regulation
Our business is subject to various U.S. and international regulations, including the regulations of the Federal Trade Commission ("FTC"), various states and certain other foreign jurisdictions (including Australia, France, Canada, and Mexico) that relate to the sale of franchises. The FTC requires franchisors to make extensive disclosures to prospective franchisees, and a number of states in which our franchisees operate require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that, among other things, limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of franchise agreements.
Our franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate.
With respect to our owned and managed hotels, we are subject to the laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and work permit requirements.
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
Further, we are also subject to various U.S. federal, state and international privacy and data protections laws, including the California Consumer Protection Act, the Virginia Consumer Data Protection Act, and the European Union General Data Protection Regulation, as well as privacy laws in Connecticut, Colorado and Utah that took effect in 2023 or will take effect in 2024.
Impact of Inflation and Other External Factors
Franchise fees are impacted by the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers and inflation, amongst other external factors.
We expect to benefit in the form of increased franchise fees from the future growth in consumer demand for hotel rooms as well as growth in the supply of hotel rooms, to the extent it does not result in excess lodging industry capacity. However, a prolonged decline in the demand for hotel rooms will negatively impact our business.
Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the economies in which we operate. Such a slowdown could result in reduced travel by both business and leisure travelers, and potentially less demand for hotel rooms, which could result in a reduction in room rates and fewer room reservations, all of which could negatively impact our revenues. A weak economy could also reduce demand for new hotels, which negatively impacts our franchise fees revenues.
Among other unpredictable external factors which may negatively impact us are wars, acts of terrorism, pandemics, high interest rates, stress on the U.S. banking system, gasoline shortages, severe weather, and the risks described in Item 1A. Risk Factors.
Human Capital Management
The strength of our people is one of our greatest assets as a franchisor and hotel management company. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and to provide an open and inclusive environment. The quality of our talent delivers a high performing organization that drives positive business outcomes for the Company, our shareholders, and our franchisees and owners.
Our Board of Directors provides oversight on certain human capital matters through two committees.
•Human Capital and Compensation Committee - Providing a broad scope of oversight on talent, including: (1) overall associate wellbeing, (2) succession planning for the top 30 leadership roles, (3) talent management and leadership development oversight for the top 105 leadership roles, (4) oversight of pay parity goals, and (5) overall organizational engagement.
•Diversity Committee - Overseeing our diversity and representation goals and providing guidance to management and the Board of Directors in developing a workplace culture that values working with diverse groups of people and offering diversity of thought and perspective.
Career Development
We empower over 1,800 associates across the globe to advance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to prepare for their next, and future, desired roles. As of December 31, 2023, the Company had 1,638 domestic and 198 international associates, excluding employees at our 14 managed hotels.
Leadership development programs offer level specific career-building experiences, increasing the potential for broader levels of responsibility and leadership. These programs focus on competency-based self-development, creating customized action plans for growth and development, and the transformation of functional managers to business leaders, increasing their potential for broader levels of responsibility.
The Company conducts talent review and succession planning discussions across all levels. The talent landscape is reviewed with the Board of Directors semi-annually, focusing primarily on senior leadership levels.
Further, twelve Choice Resource Groups (“CRGs”) allow groups of associates to come together based on shared demographics and affinities, life experiences, and/or interests. The CRGs are open to all associates to join. The CRGs provide support, contribute to personal and career development, provide networking opportunities, and enhance wellbeing and engagement.
Choice Culture and Inclusion
At Choice, we strive to create an environment where every associate feels welcome, wanted, and respected. Part of how we deliver on this promise is by weaving deliberate diversity, equity, and belonging initiatives throughout all levels of the enterprise, focusing on three core commitments:
•Inclusion – Striving to build a workforce that is an authentic representation of the world we live in where associates from different backgrounds can thrive.
•Equity – Committed to an equitable work environment, inclusive of fair and competitive pay regardless of gender, race, or other demographics.
•Trust, Belonging, and Engagement – Fostering a culture where associates are inspired and engaged and feel like they belong.
At the end of fiscal year 2023, our domestic workforce, excluding employees at our 14 managed hotels, was 34.3% traditionally underrepresented demographic groups and 46.5% female. Our leadership, defined as Senior Director level and above, was 16% diverse and 44% female. For these purposes, we define diverse as the self-identified demographic categories of American

Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or Two or More Races.
We are committed to providing fair and competitive pay. To ensure that we are delivering on our commitment to equitable compensation decisions, Choice conducts a gender and diversity pay parity study annually on all U.S. based roles and reports the results of this analysis to the Board of Directors. During 2023, we conducted a pay parity analysis of the Choice Hotels corporate-based associate population. We reviewed base salary between diverse / female and non-diverse / male associates in positions of similar value (i.e., by job family group, management level, and salary grade). Any significant discrepancies that could not be sufficiently explained by education, the level of experience, or other job-related attributes were promptly reviewed. This analysis was completed in partnership with Syndio Pay EQ analytics platform, using Fair Pay Workplace guidelines. In 2024, our pay parity analysis will include the Managed Hotel associates acquired from the Radisson acquisition, for which integration was completed in 2023.
The Board of Directors biannually reviews a diversity report focused on success against the Company’s annual diversity, equity, and belonging objectives in workplace practices, franchisee development, advertising, and marketing goals. The Board of Directors also receives updates on the Diversity Advisory Council (“DAC”), CRGs, and general diversity and inclusion activities. The Company’s CEO Diversity Advisory Board, Diversity Executive Advisory Council, and the Associate Advisory Council serve as smaller task forces, fostering cross-functional collaboration in between regular DAC meetings. Our Diversity Framework, which supports all our diversity, equity, and belonging efforts, is shown below:

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

Health, Wellbeing, and Engagement
One of our highest priorities has been to safeguard the physical health and emotional well-being of our associates, all of whom show incredible dedication to the needs of our hotel owners, guests, and each other while caring for their own families. The key features include mental health support, employee assistance and financial wellness programs, as well as creating opportunities for belonging and connections within the organization. In addition, the Company offers a generous benefits package, including a 401(k) matching program (we increased the match in 2022 to 100% on the first 5% of associates contributions), paid family leave, paid caregiver leave, wellbeing days, commuter benefits, a legal services plan, charitable gift matching, a LEED certified workspace, and paid volunteer leave. In 2022, we enhanced our leave offerings with a cultural day for associates to celebrate the cultural observance of their choice.
We conduct a variety of confidential surveys throughout the year to seek input and better understand the associate life-cycle experience. In 2023, these touchpoints included an engagement survey, diversity, equity and belonging survey, 30-60-90-180-day onboarding surveys, exit surveys, a recognition survey, a Total Reward pulse survey, and a Radisson acquisition transition pulse survey. Nearly 81% of our associates participated in the 2023 engagement survey and we achieved a very high engagement score, five points above the benchmark, which means that our associates have a positive commitment to our organization and goals.

Award Winning Culture
In 2023, the Company was recognized by Forbes magazine as one of the “World's Top Companies for Women,” “America's Best Large Employers,” “Best Employers for Diversity,” and “Best Employers for Veterans.” The Company was also named one of the Most Trustworthy Companies in America, America’s Most Innovative Companies by Newsweek, and America's Greatest Workplaces for Parents and Families by Fortune. The Company has been recognized as "America's Best Place to Work for Disability Inclusion" for the eleventh consecutive year, earning the top score on the 2023 Disability Equality Index. Additionally, the Company has been recognized as one of the "Best Places to Work for LGBTQ+ Equality" with a 100% Corporate Equality Index designation from the Human Rights Campaign in 2022. The Association for Talent Development also recognized Choice as a "Best Award" winner for the fourth year in a row.
Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2023 are set forth below. The business address of each executive officer is 915 Meeting Street, Suite 600, North Bethesda, Maryland 20852.

Name	Age	Position
Stewart W. Bainum, Jr.	77	Chairman of the Board of Directors
Patrick S. Pacious	57	President and Chief Executive Officer
Scott E. Oaksmith	52	Chief Financial Officer
Dominic E. Dragisich	41	Executive Vice President, Operations and Chief Global Brand Officer
David A. Pepper	56	Chief Development Officer
Simone Wu	58	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
Robert McDowell	57	Chief Commercial Officer
Patrick J. Cimerola	55	Chief Human Resources Officer
Raul Ramirez Sanchez	40	Chief Segment and International Operations Officer
Noha Abdalla	46	Chief Marketing Officer
Stewart W. Bainum, Jr. - Director from 1977 to 1996 and since 1997, serving as Chairman of the Board from March 1987 to November 1996 and since October 1997; Managing Member of Artis Senior Living, LLC, a developer-owner-operator of assisted living residences, since 2012; Board of Advisors of UCLA's School of Management; Director of Realty Investment Company, Inc., a real estate management and investment company, from December 2005 through December 2016 and Chairman from December 2005 through June 2009; Director of Sunburst Hospitality Corporation, a real estate developer, owner and operator, from November 1996 through December 2016 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC from September 2011 through December 2016. Mr. Bainum was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
Patrick S. Pacious - President and Chief Executive Officer since September 2017; President and Chief Operating Officer from May 2016 until September 2017; and Chief Operating Officer from January 2014 until May 2016. He was Executive Vice President, Global Strategy & Operations from February 2011 through December 2013. He was Senior Vice President Corporate Strategy and Information Technology from August 2009 to February 2011. He was Senior Vice President, Corporate Development and Strategy from December 2007 to August 2009. He was Vice President, Corporate Development and Innovation from May 2006 to December 2007 and was Senior Director of Corporate Strategy from July 2005 to May 2006. Prior to joining the Company, he was employed by BearingPoint Inc. as a Senior Manager from 2002 until 2005 and Arthur Andersen Business Consulting LLP as a Senior Manager from 1996 until 2002.

Scott E. Oaksmith - Chief Financial Officer since September 2023. He was previously Senior Vice President, Deputy Chief Financial Officer from May 2023 to September 2023 and Senior Vice President, Real Estate and Finance from March 2020 to September 2023. He was Senior Vice President, Finance & Chief Accounting Officer from May 2016 to March 2020. He was Controller of the Company from September 2006 until May 2016, was Senior Director & Assistant Controller from February 2004 to September 2006, and was Director, Marketing and Reservations, Finance from October 2002 until February 2004. Prior to joining the Company, he was employed by American Express Tax & Business Services, Inc. from January 1994 to October 2002, last serving as Senior Manager from October 2000 to October 2002.
Dominic E. Dragisich - Executive Vice President, Operations and Chief Global Brand Officer since September 2023. He was previously Chief Financial Officer from March 2017 to September 2023. Prior to joining the Company, he was employed by XO Communications as Chief Financial Officer from July 2015 to February 2017 and Vice President, Financial Planning and Analysis ("FP&A") and Strategic Finance from September 2014 to July 2015. Before that, he was Senior Director, IR Business Consultancy of Marriott International from October 2013 to September 2014, Global Director of FP&A of NII Holdings, Inc. from March 2012 to October 2013, and held various management positions at Deloitte Consulting from 2004 to 2012.
David A. Pepper - Chief Development Officer since May 2015. He was Senior Vice President, Global Development from October 2009 to May 2015. He was Senior Vice President, Franchise Development & Emerging Brands from July 2007 to October 2009. He was Senior Vice President and Division President Cambria Suites and Extended Stay Market Brands from January 2007 to July 2007 and was Senior Vice President, Franchise Growth and Performance of Choice from December 2005 until January 2007. He was Senior Vice President, Development from January 2005 until December 2005. He was Vice President, Franchise Sales from June 2002 until January 2005. Prior to joining the Company, he was Vice President, Franchise Sales with U.S. Franchise Systems, Inc., a hotel franchisor, from 1996 through June 2002.
Simone Wu - Senior Vice President, General Counsel, Corporate Secretary & External Affairs since 2015. She was Senior Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer from 2012 to 2015. Prior to joining the Company in 2012, she was employed by XO Communications and its affiliates as Executive Vice President, General Counsel and Secretary from 2011 until 2012, Senior Vice President, General Counsel and Secretary from 2006 to 2011, Vice President, the acting General Counsel and Secretary from 2005 to 2006, Vice President and Assistant General Counsel from 2004 until 2005, and Senior Corporate Counsel from 2001 until 2004. Before that, she was Vice President of Legal and Business Affairs at LightSource Telecom, held legal and business positions at MCI and AOL, and began her legal career in 1989 at Skadden, Arps, Slate, Meagher & Flom. Ms. Wu serves on the Board of Alarm.com.
Robert McDowell - Chief Commercial Officer since February 2016. He was Senior Vice President, Marketing and Distribution from May 2011 until January 2016. Prior to joining the Company, he was employed by United Airlines from 1995 to 2006. He joined C+H International as Chief Operating Officer from January to December 2007. He rejoined United Airlines January 2008 to 2011 as Managing Director of Distribution and eCommerce.
Patrick J. Cimerola - Chief Human Resources Officer since 2015. He was Senior Vice President, Human Resources and Administration from September 2009 to 2015. He was Vice President of Human Resources from January 2003 to September 2009. He was Sr. Director of Human Resources from January 2002 to January 2003.
Raul Ramirez Sanchez - Chief Segment and International Operations Officer since August 2023. He was Chief Strategy and International Operations Officer from October 2021 to August 2023. He was Senior Vice President, Head of International, Strategy & Enterprise FP&A from June 2020 until October 2021. He was Senior Vice President, International Strategy and Enterprise FP&A from August 2019 until June 2020 and Vice President, Strategic Finance and FP&A from August 2017 to August 2019. Prior to joining the Company, he was Head of Finance, XO Business Unit for Verizon Communications from February 2019 until August 2019 and was employed at XO Communications as Vice President, Financial Planning and Analysis and Corporate Development from September 2015 until January 2019.
Noha Abdalla - Chief Marketing Officer since August 2022. Prior to joining the Company, she was employed by MyEyeDr. as Chief Marketing Officer from November 2020 to August 2022. Before that, she was employed by Hilton from July 2018 to November 2020 as the Global Vice President, Social Media, and Global Vice President, Digital and Content Marketing, and by Capital One from September 2011 to March 2018 in various roles, most recently as Vice President, Digital Brand Strategy and Social Media.

Item 1A.Risk Factors
Choice Hotels International, Inc. and its subsidiaries are subject to various risks, which could have a negative effect on the Company and its financial condition, results of operations, and cash flows. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities, you should carefully consider these risk factors together with all other information included in our publicly filed documents.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.
Business and Operational Risks
•We are subject to the operating risks common in the lodging and franchising industries.
•We depend on the skill, ability, and decisions of third-party operators.
•We are subject to certain risks related to our indebtedness.
•We are subject to certain risks related to litigation filed by or against us.
•Our international operations are subject to political and monetary risks.
•Labor shortages could restrict our ability and the ability of franchisees to operate hotel properties or grow our business or result in increased labor costs that could adversely affect the results of operations.
•Climate change and sustainability related concerns could have a material adverse effect on our business and results of operations.
Risks Related to Our Franchise System
•We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputations of our brands.
•We may not achieve our objectives for growth in the number of franchised hotels.
•We may have disputes with the owners of our franchised hotels or their representative franchisee associations.
•Under certain circumstances our franchisees may terminate our franchise contracts.
•Deterioration in the general financial condition of our franchisees may adversely affect our results.
•We may not be able to recover advances for system services that we may at certain times provide to our franchisees.
•Our franchisees may fail to make the investments necessary to maintain or improve their properties, preference for our brands and our reputation could suffer and our franchise agreements with these franchisees could terminate.
•We and our franchisees are reliant upon information technology systems to operate our business and remain competitive, and any disruption or malfunction or failure to adapt to technological developments could adversely affect our business.
Risks Related to Our Brands
•We are subject to the risks relating to the acquisition of new brands or lines of business.
•New brands may not be accepted by franchisees and consumers.
•Increasing use by consumers of alternative internet reservation channels may decrease loyalty to our brands and our existing distribution channels, and may influence our distribution strategies, in ways that may adversely affect us.
•Development and brand support activities that involve our co-investment or financing and guaranty support for third parties or development of hotels may result in losses.
•Our involvement in hotel ownership and hotel development activities to stimulate the development of new brands may result in exposure to losses and be disruptive to our asset-light business model.
•Failure to protect our trademarks and other intellectual property could impact our business.
Risks Related to Different Lines of Business
•We may not be able to generate significant procurement services revenue from our platform business.
•Our investment in new business lines is inherently risky and could disrupt our core business.
•Investing jointly through affiliates decreases our ability to manage risk.
Risks Related to Cybersecurity and Data Privacy
•We are subject to the risks related to cybersecurity.
•Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation, and/or subject us to costs, fines or lawsuits.

•Privacy laws and regulations could adversely affect our ability to transfer guest data and market our products effectively and could be applied to impose costs, fines and operational conditions on our business in the event of perceived non-compliance, and could otherwise impact our results from operations.
Legal and Regulatory Risks
•Government franchise and tax regulation could impact our business.
•We may be deemed to be a joint employer with our franchisees under certain new laws, rules and regulations.
Anti-takeover and Control Risks
•Anti-takeover provisions may prevent a change in control.
•The concentration of share ownership may influence the outcome of certain matters.
Risk Factors Relating to the Offer and the Second-Step Mergers
•Because the market price of our common stock that Wyndham stockholders may receive in the proposed Offer will fluctuate, Wyndham stockholders cannot be sure of the value of the common stock they may receive.
•We must obtain governmental and regulatory approvals to consummate the Offer, which, if delayed or not granted, may delay, jeopardize or prohibit the Offer and the Second-Step Mergers.
•Our stock price may be adversely affected if the Offer and the Second-Step Mergers are not completed.
•The Offer is subject to other conditions that we do not control.
•Uncertainties associated with the Offer and the Second-Step Mergers may affect our future business and operations.
•We have not negotiated the price or terms of the Offer or Second-Step Mergers with Wyndham.
•You may be unable to assert a claim against Wyndham’s independent registered public accounting firm under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”).
Risk Factors Relating to Choice Following Acceptance of the Offer and the Second-Step Mergers
•Wyndham and Choice may not successfully integrate.
•We may not realize the financial benefits expected following the consummation of the Proposed Combination.
•We have only conducted a review of Wyndham’s publicly available information and have not had access to Wyndham’s non-public information. Therefore, we may not be able to retain certain agreements and may be subject to liabilities of Wyndham unknown to us, which may have a material adverse effect on our profitability, financial condition and results of operations and which may result in a decline in the market value of our common stock.
•We expect to incur a substantial amount of indebtedness to acquire the shares of Wyndham Common Stock pursuant to the Offer and the Second-Step Mergers and, as a result, will increase its outstanding indebtedness. Our failure to meet our debt service obligations, including a failure to comply with the restrictive covenants contained in the related agreements, could have a material adverse effect on its business, financial condition and results of operations.
•All of our debt obligations, and any future indebtedness we may incur, will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.
•The consummation of the Offer and the Second-Step Mergers may result in ratings organizations and/or securities analysts taking actions which may adversely affect the combined companies’ business, financial condition and operating results, as well as the market price of our common stock.
•The Offer could trigger certain provisions contained in Wyndham’s equity plan or award agreements and certain employee benefit plans or agreements that could require us to vest outstanding equity awards, make change of control or severance payments or accelerate vesting and payment of certain deferred compensation amounts.
•Our future results may differ materially from the unaudited pro forma condensed combined financial statements of Choice and Wyndham presented in the Exchange Offer.
•Resales of our common stock following the Offer may cause the market price of our common stock to fall.
•The trading price of our common stock may be affected by factors different from those affecting the price of Wyndham Common Stock.
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
•inflationary conditions;
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
•the impact of any potential U.S. federal government shutdown;
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
We depend on the skill, ability, and decisions of third-party operators.
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
We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control. Our present indebtedness and future borrowings could have important adverse consequences to us, such as:
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
We have franchised hotels open and operating in 46 countries and territories outside of the United States. We also have, and may in the future make, investments in foreign hotel franchisors. International operations generally are subject to greater economic, political and other risks than those affecting United States operations. In certain countries, these risks include the risk of war, conflict or civil unrest, political instability, disruptions caused by terrorist activities or otherwise, expropriation and nationalization.

Moreover, our international operations are subject to compliance with anti-corruption and anti-bribery laws and other foreign laws and regulations. While we have policies in place to enforce and monitor internal and external compliance with these laws, we cannot guarantee that our policies will always protect us from reckless or criminal acts committed by our employees, franchisees or third-parties with whom we work. The United States also imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. If we are found liable for violations of anti-corruption or sanctions laws, we could incur criminal or civil liabilities which could have a material and adverse effect on our results of operations, our financial condition and our reputation. Furthermore, the creation of new restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise contribute to our profitability.
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
Our success depends in part on our ability to attract, retain, train, manage and engage employees. A number of factors may adversely affect the labor force available to us or our franchisees. If we or our franchisees are unable to attract, retain, train, manage and engage skilled individuals, the ability to staff and operate the hotels that we manage, own or franchise could be diminished, which could reduce customer satisfaction and adversely affect the reputation of our brands. Staffing shortages in various parts of the world also could hinder our ability to grow and expand our businesses. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.
Climate change and sustainability related concerns could have a material adverse effect on our business and results of operations.
We are subject to the physical and transition risks associated with climate change and extreme weather events. These risks include changes in sea levels, water shortages, droughts, and natural disasters which may increase in frequency and severity; changing consumer preferences; and changes in laws and regulations related to climate change, regulating greenhouse gas emissions (including carbon pricing, cap and trade systems or a carbon tax), energy policies, and sustainability. Compliance with future climate-related legislation and regulation, and our voluntary efforts to achieve science-based emissions reduction targets, could be difficult and costly. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these targets, it could negatively affect customer preference for our brands or investor confidence in our stock, as well as expose us to enforcement actions and litigation. Consumer travel preferences may also shift due to sustainability related concerns or costs. Our owned, managed, and franchised hotels may experience higher costs of energy, higher insurance premiums or policies that do not fully cover all climate-related risks, or physical damage that could negatively impact their ability to operate. As a result of the foregoing, we may experience significant increased operating and compliance costs, operating disruptions or limitations, reduced demand, constraints on our growth, and physical damage to our hotels, all of which could adversely affect our profits or growth.

Risks Related to Our Franchise System
We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputations of our brands.
Our success and growth prospects depend on the strength and desirability of our brands, particularly in the midscale and upper midscale hotel franchise chains which represents a significant portion of our business. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brands and, correspondingly, the number of hotels franchised under the Company's brands.
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
Our franchisees may fail to make the investments necessary to maintain or improve their properties, preference for our brands and our reputation could suffer and our franchise agreements with these franchisees could terminate.
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
•power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and
•earthquakes, fires, floods, and other natural disasters.
Disruptions, failures, or malfunctions in technology can impact our revenue as well as our ability to retain existing franchisees and attract new franchisees to our system. Further, rewards earned through our customer loyalty programs are vulnerable to fraud, misuse and unauthorized access for financial gain or other improper purposes. Any loss of data or funds, security breaches or even unsuccessful attempts at unauthorized access could harm our reputation, our relationship with our customer loyalty program members and our relationship with co-branded credit card companies. Further, such events could expose us to potential litigation as well as expenses associated with remediation and other impacts.
In addition, the operation of many of these systems is dependent upon third-party data communication networks and software upgrades, maintenance, and support. These technologies and systems can be expected to require refinements, updates or replacements, and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competitors or within budgeted costs for such technology.
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
Risks Related to Our Brands
We are subject to the risks relating to the acquisition of new brands or lines of business.
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
We have developed and launched additional hotel brands, such as Cambria Hotels, Clarion Pointe and Everhome Suites, and may develop and launch additional brands in the future. To achieve long-term success for new brands, we may be required to provide capital support to incentivize franchisee development and/or to make direct investments, and these extensions of capital support and direct investments may not yield expected or anticipated returns and may be disruptive to our asset-light business model. There can be no assurance regarding the level of acceptance of new brands in the development and consumer marketplaces, that costs incurred to develop and grow the brands will be recovered or that the anticipated benefits from these new brands will be realized.
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
While our business model is primarily asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of developing new hotels. Of the open hotels in our system, we currently own seven Cambria hotels and three legacy Radisson Hotels Americas hotels. We are also developing Cambria hotels and Everhome Suites on a stand alone basis and with joint venture partners. As a result, fluctuations in values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
As a result of our hotel acquisition, development, and ownership programs, we are subject to the real estate-based investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair market value of the real estate; (2) the location’s suitability for development as a hotel; (3) the availability of zoning or other local approvals needed for development; and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments in which case we will experience losses which could be material.
Failure to protect our trademarks and other intellectual property could impact our business.
We believe that our trademarks and other intellectual property are fundamental to our brands and our franchising business. We generate, maintain, license and enforce a substantial portfolio of trademarks and other intellectual property rights. We enforce our intellectual property rights to protect the value of our trademarks, our development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. We rely on trademark laws to protect our proprietary rights. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
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
Because these ventures are software and technology businesses, they are inherently risky, and there can be no assurance that our investments will be successful. If we do not realize the financial or strategic goals that are contemplated at the time we commit to significant investments in support of these ventures, our reputation, financial condition, operating results, and growth trajectory may be impacted.
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
Risks Related to Cybersecurity and Data Privacy
We are subject to the risks related to cybersecurity.
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third-party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, deepfake or malicious social engineering schemes, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Our systems may also be vulnerable to human error, negligence, fraud, or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, unauthorized alteration, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the confidentiality, availability, and integrity of our data, none of which are known to be material to the Company to date.
We seek to minimize the impact of these cybersecurity incidents through the use of various technologies, processes and practices designed to help protect our networks, systems, computers and data from attack, damage or unauthorized access. We continuously assess our security posture, seek to implement appropriate risk reduction measures, enhance our operating processes, improve our defenses and take other measures to strengthen our cybersecurity program. Cybersecurity threats are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Incidents can be difficult to detect for long periods of time and can involve complex or extended assessment and remediation periods, which could magnify the severity of an incident. Accordingly, there are no guarantees that our cybersecurity practices and our efforts to implement appropriate risk reduction measures will be sufficient to prevent or mitigate all attacks. While we carry cyber breach, property, and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to our brands, serious disruption to our operations, investigations, litigation, and liability due to regulatory fines or penalties or pursuant to our contractual obligations. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits. Such losses may have a material adverse effect on our business, financial condition, and results of operations.
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation, and/or subject us to costs, fines or lawsuits.
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
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple United States and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Risk Factors Relating to the Offer and the Second-Step Mergers
Because the market price of our common stock that Wyndham stockholders may receive in the proposed Offer will fluctuate, Wyndham stockholders cannot be sure of the value of the common stock they may receive.
Upon consummation of the proposed offer to exchange (“Exchange Offer”) and the related letter of election and transmittal (the Exchange Offer and such letter, together the “Offer”), each issued and outstanding share of Wyndham common stock (“Wyndham Common Stock”) tendered and accepted for exchange by us pursuant to the Offer will be converted into the right to receive consideration consisting of, at the election of each Wyndham stockholder, (1) $49.50 in cash and 0.324 shares of our common stock (the “Standard Election Consideration”), (2) an amount in cash (the “Cash Election Consideration”), equal to the equivalent market value of the Standard Election Consideration (based on the volume-weighted average price as reported by Bloomberg, L.P. (“VWAP”) of our common stock as quoted on the New York Stock Exchange (the “NYSE”), over the five NYSE trading days ending on the 10th business day preceding the date of expiration of the Offer or (3) a number of shares of our common stock (the “Stock Election Consideration”) having a value equal to the equivalent market value of the Standard Election Consideration (in each case based on the VWAP of our common stock as quoted on the NYSE over the five NYSE trading days ending on the 10th business day preceding the date of expiration of the Offer, subject, in each case, to the election and proration procedures described in the Offer and the Additional Consideration (as defined in the Offer), if any. The purpose of the Offer is for us to acquire all of the outstanding shares of Wyndham Common Stock in order to combine the businesses of Choice and Wyndham (the “Proposed Combination”). We intend, promptly after consummation of the Offer, to cause WH Acquisition Corporation (“Purchaser”), our wholly owned subsidiary, to merge with and into Wyndham with Wyndham as the surviving corporation (the “First Merger”), immediately following which Wyndham will merge with and into our newly formed wholly-owned subsidiary (“NewCo”) with NewCo as the surviving corporation (together with the First Merger, the “Second-Step Mergers”), after which Wyndham would be our direct or indirect wholly owned subsidiary.
The market value of the consideration Wyndham stockholders will receive in the Offer (if they receive our common stock) will be based in whole or in part on the value of our common stock at the time the consideration in the Offer is received. If the price of our common stock declines, Wyndham stockholders could receive less value for their shares of Wyndham Common Stock upon the consummation of the Offer than the value calculated on the date the first public offer was announced, as of the date of the filing of the Exchange Offer, as of the date of the filing of this Annual Report on Form 10-K or as of the date such Wyndham stockholder made its election and tendered shares into the Offer. Stock price changes may result from a variety of factors, many of which are beyond the companies’ control, including general market and economic conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations. In addition, the ongoing businesses of Choice and Wyndham may be adversely affected by actions taken by us or by Wyndham in connection with the Offer, including payment by the companies of certain expenses relating to the Offer, including certain legal, accounting, financing and financial and other advisory fees.
Because the Offer and the Second-Step Mergers will not be completed until certain conditions have been satisfied or, where relevant, waived, a significant period of time is likely to pass between the commencement of the Offer and the time the Purchaser accepts shares of Wyndham Common Stock for exchange. Therefore, at the time when Wyndham stockholders tender their shares of Wyndham Common Stock pursuant to the Offer, they will not know the exact market value of our common stock that they may receive if Purchaser accepts such shares of Wyndham Common Stock for exchange. However, tendered shares of Wyndham Common Stock may be withdrawn at any time prior to the expiration time of the Offer and, unless we have already accepted the tendered shares for exchange, at any time following 60 calendar days from commencement of the Offer, which is February 10, 2024.
We must obtain governmental and regulatory approvals to consummate the Offer, which, if delayed or not granted, may delay, jeopardize or prohibit the Offer and the Second-Step Mergers.
The Offer is conditioned on the waiting period (or any extension thereof) applicable to the Offer and the Second-Step Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and any other applicable antitrust laws and regulations having expired or been terminated, and any approvals or clearances, including those required by any international bodies, if applicable, and, in each case as determined by us to be required or advisable thereunder having been obtained. If we do not receive these approvals, then we will not be obligated to accept shares of Wyndham Common Stock for exchange in the Offer. On December 12, 2023, we filed the notification required for the consummation of the Proposed Combination by the HSR Act. On January 11, 2024, we received a Request for Additional Information and Documentary Materials ("Second Request") from the U.S. Federal Trade Commission (“FTC”). We expect to continue cooperating with the FTC during the Second Request process, and intend to take all actions required to obtain the requisite regulatory approvals so long as such actions would not have a material adverse effect on the combined company. We remain confident that we can complete the Proposed Combination within a one-year customary timeframe.
Due to the fact that Wyndham has refused to provide information to us, at this time, our analysis of required antitrust filings in non-U.S. jurisdictions is based solely on the limited publicly available information about Wyndham and, as a result, our analysis remains incomplete. Based on the limited information currently available to us, it is possible the consummation of the Offer and the Second-Step Mergers will necessitate an antitrust filing in certain non-U.S. jurisdictions. However, given the incomplete nature of our non-U.S. antitrust analysis, it is possible that no antitrust filing will be required in any foreign jurisdictions. If Wyndham’s Board of Directors (the “Wyndham Board”) engages in a due diligence process with respect to the Proposed Combination, we expect to receive additional non-public information that will enable us to complete a fulsome analysis and refine the list of non-U.S. jurisdictions, if any, where an antitrust filing will be required. If the Wyndham Board does not engage us in a due diligence process with respect to the Proposed Combination, then, prior to the expiration of the Offer, we will make a good-faith determination based on the information available to us as to which non-U.S. jurisdictions, if any, will require antitrust filings. Given the limited information available to us and the preliminary nature of our analysis, we cannot provide a precise estimation of the time periods that will be required to obtain antitrust approval in any non-U.S. jurisdictions, if any such filings are required. Based on information available to date, we believe that it can obtain all necessary regulatory approvals without Wyndham’s cooperation with us. We intend to take all actions required to obtain the requisite regulatory approvals so long as such actions would not have a material adverse effect on the combined company.
Additionally, due to the fact that Wyndham has refused to provide information to us, at this time, our analysis of whether any non-antitrust approvals may be required by the Proposed Combination is based solely on the limited publicly available information about Wyndham and, as a result, our analysis remains incomplete. Based on the limited information currently available to us, we are not aware of any such non-antitrust approvals that will be required or advisable as a result of the Proposed Combination. If the Wyndham Board engages in a due diligence process with respect to the Proposed Combination, we expect to receive additional non-public information that will enable us to complete a fulsome analysis to determine which, if any, non-antitrust approvals will be advisable or required. If the Wyndham Board does not engage us in a due diligence process with respect to the Proposed Combination, then, prior to the expiration of the Offer, we will make a good-faith determination based on the information available to us as to which, if any, non-antitrust approvals will be required. Based on information available to date, we believe that we can obtain all necessary regulatory approvals without Wyndham’s cooperation with us. We intend to take all actions required to obtain the requisite regulatory approvals so long as such actions would not have a material adverse effect on the combined company. We remain confident that it can complete the Proposed Combination within a one-year customary timeframe.
The governmental and regulatory agencies from which we will seek these approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Exchange Offer, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business and we have committed to take any action requested to be taken by such regulators so long as such action would not have a material adverse effect on the combined company. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the exchange offer or may reduce the anticipated benefits of the Proposed Combination contemplated by the exchange offer. Although we believe that we will obtain all necessary approvals, no assurance can be given that the required approvals will be obtained or that the required conditions to the Offer will be satisfied, and, if all required approvals are obtained and the conditions to the consummation of the Offer are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any consents or approvals required to consummate the Exchange Offer, these requirements, limitations, additional costs or restrictions could adversely affect our ability to integrate the operations of Choice and Wyndham or reduce the anticipated benefits of the Proposed Combination contemplated by the Exchange Offer and the Second-Step Mergers. This could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our common stock after the acquisition. In addition, a third party could attempt to intervene in any governmental or regulatory filings to be made by us or otherwise object to the granting to us of any such governmental or regulatory authorizations, consents, orders or approvals, which may cause a delay in obtaining, or the imposition of material requirements, limitations, costs, divestitures or restrictions on, or the failure to obtain, any such authorizations, consents, orders or approvals.
Our stock price may be adversely affected if the Offer and the Second-Step Mergers are not completed.
If the Offer and the Second-Step Mergers are not completed, the price of our common stock may decline to the extent that the current market prices of our common stock reflect a market assumption that the Offer and the Second-Step Mergers will be completed.
The Offer is subject to other conditions that we do not control.
The Offer is subject to other conditions. No assurance can be given that all of the conditions to the Offer will be satisfied, including, but not limited to, the ability to obtain the necessary financing, or, if they are, as to the timing of such satisfaction. In addition, Wyndham and the Wyndham Board may seek to take actions and put in place obstacles that will delay, or frustrate, the satisfaction of one or more conditions, such as, but not limited to, adopting a “poison pill.” If the conditions to the Offer are not satisfied, then we may allow the Offer to expire, or could amend or extend the Offer.
Uncertainties associated with the Offer and the Second-Step Mergers may affect our future business and operations.
Uncertainty about the effect of the Offer and the Second-Step Mergers on franchisees, associates, development partners, employees and others may have an adverse effect on us and consequently on the combined company following the Second-Step Mergers. These uncertainties may impair the ability to attract, retain and engage current and prospective franchisees and motivate key personnel during the pendency, and following the consummation, of the Offer and/or the Second-Step Mergers, and could cause franchisees, development partners, associates and others that deal with us and/or Wyndham to defer entering into contracts, including franchisee agreements, with us and/or Wyndham or making other decisions concerning Wyndham or seek to change existing business relationships with Wyndham. If key employees of Wyndham depart because of uncertainty about their future roles, Wyndham may not be able to hire replacements for departed key employees to the same extent that they have been able to in the past and Wyndham’s business and, as a result, the combined company’s business following the Offer and the Second-Step Mergers could be harmed.

We have not negotiated the price or terms of the Offer or Second-Step Mergers with Wyndham.
In evaluating the Offer, you should be aware that we have not negotiated the price or terms of the Offer or the Second-Step Mergers with Wyndham, and neither Wyndham nor the Wyndham Board has approved the Offer or the Second-Step Mergers. We intend, promptly after consummation of the Offer, to cause Purchaser to merge with and into Wyndham with Wyndham as the surviving corporation, immediately following which Wyndham will merge with and into NewCo with NewCo as the surviving corporation, after which Wyndham would be our direct or indirect, wholly owned subsidiary. We made numerous attempts to engage the Wyndham Board, making three private proposals between April and September 2023, increasing our proposed purchase price each time. As the Wyndham Board rejected each private proposal and refused to engage in meaningful discussions, we announced our offer to acquire Wyndham publicly on October 17, 2023. Following Wyndham’s public rejection of that proposal, we made a fourth proposal privately to Wyndham on November 14, 2023, reaffirming the economic and other terms of the prior proposal. We also offered a mutual non-disclosure agreement to allow the parties to conduct confirmatory due diligence. On November 21, 2023, Wyndham publicly rejected the proposed terms of our offer made November 14, 2023. On December 12, 2023, representatives of Wyndham reached out to representatives of our company to discuss the reverse termination fee and other aspects of our offer. Despite the representatives from Wyndham indicating that our proposed construct for the reverse termination fee would be acceptable, Wyndham’s representatives abruptly ended those discussions, consistent with past practices.
On December 18, 2023, Wyndham filed a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer, in which the Wyndham Board recommended that Wyndham stockholders reject the Offer and not tender their shares of Wyndham Common Stock pursuant to the Offer. Subsequent to December 18, 2023, Wyndham amended its Schedule 14D-9 to, among other things, disclose conversations that occurred between the parties following the filing of this Offer and the filing of the Schedule 14D-9. Choice recommends that you review the Schedule 14D-9 and any amendments thereto.
You may be unable to assert a claim against Wyndham’s independent registered public accounting firm under Section 11 of the Securities Act.
Section 11(a) of the Securities Act provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, any accountant or expert who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement. Although audit reports were issued on Wyndham’s historical financial statements and are included in Wyndham’s filings with the SEC, Wyndham’s independent registered public accounting firm has not permitted the use of its reports in our registration statement of which the Exchange Offer forms a part. We requested but have not, as of the date hereof, received the consent of such independent registered public accounting firm. We have requested dispensation pursuant to Rule 437 under the Securities Act from this requirement. If we receive the consent of Wyndham’s independent registered public accounting firm, we will promptly file it as an exhibit to our registration statement of which the Exchange Offer forms a part. Accordingly, if we are unable to obtain the consent of Wyndham’s independent registered public accounting firm, you may not be able to assert a claim against Wyndham’s independent registered public accounting firm under Section 11 of the Securities Act.
Risk Factors Relating to Choice Following Acceptance of the Offer and the Second-Step Mergers
Wyndham and Choice may not successfully integrate.
If we consummate the Offer and the Second-Step Mergers, achieving the anticipated benefits of the Proposed Combination with Wyndham will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. The companies may not be able to accomplish this integration process successfully, including as a result of actions that Wyndham may continue to take to frustrate the Offer. The integration of any business may be complex and time-consuming. The difficulties that could be encountered include the following:
•integration of personnel, internal systems, technology, programs, and controls;
•application of different accounting policies, assumptions, or judgments to Wyndham’s operational results than Wyndham applied in the past;
•changes in laws and regulations that may impact our or Wyndham’s business, financial condition, results of operations, or growth prospects;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the acquisition;

•coordinating the geographically dispersed organizations;
•distraction of management and employees from operations;
•the loss of franchisees, sales and other commercial relationships;
•failure to retain key employees who may be difficult to replace;
•maintaining business relationships; and
•other complexities associated with the integration of the operations of the combined company.
We may not realize the financial benefits expected following the consummation of the Proposed Combination.
As we have not been given access to Wyndham’s non-public information related to Wyndham’s business, assets, and liabilities, we may be unaware of significant issues with respect to the business of Wyndham that, following the consummation of the Proposed Combination, may prevent the realization of the financial benefits expected in connection therewith.
An inability to realize the full extent of the anticipated benefits of the Proposed Combination with Wyndham, including the approximately $150 million in estimated cost-driven synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect adversely the value of our common stock after the consummation of the Offer and the Second-Step Mergers.
There will also be integration costs and non-recurring transaction costs (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the Offer and the Second-Step Mergers, including financing fees) associated with the Proposed Combination with Wyndham, combining the operations of Choice and Wyndham and achieving the synergies we expect to obtain, and such costs are expected to be significant.
We have only conducted a review of Wyndham’s publicly available information and have not had access to Wyndham’s non-public information. Therefore, we may not be able to retain certain agreements and may be subject to liabilities of Wyndham unknown to us, which may have a material adverse effect on our profitability, financial condition and results of operations and which may result in a decline in the market value of our common stock.
To date, we have only conducted a due diligence review of Wyndham’s publicly available information. As a result, after the consummation of the Offer and the Second-Step Mergers, we may be subject to liabilities of Wyndham unknown to us or Wyndham, which may have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our common stock after the consummation of the Offer and the Second-Step Mergers.
The consummation of the Offer or the Second-Step Mergers may constitute a breach or default, or an event that, with or without notice or lapse of time or both, would constitute a breach or default, or result in the acceleration or other change of any right or obligation (including, without limitation, any payment obligation) or termination of an agreement under agreements of Wyndham that are not publicly available. If this happens, we may have liabilities relating to the breach or default and may have to seek to replace that agreement with a new agreement. We cannot provide assurance that we will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to Wyndham’s business, failure to replace that agreement on similar terms or at all may increase the costs to us of operating Wyndham’s business or prevent us from operating part or all of Wyndham’s business. In addition, Wyndham may be committed to arrangements or agreements of which we are not aware.
Based upon a review of Wyndham’s public filings with the SEC, pursuant to the Credit Agreement among Wyndham, Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto, dated as of May 30, 2018, as amended on each of April 30, 2020, August 10, 2020, April 8, 2022 and May 25, 2023 (the “Credit Agreement”), the Offer and the Second-Step Mergers could result in an event of default under the Credit Agreement, thereby permitting the lenders thereunder to terminate their commitments and declare any outstanding principal and accrued interest amounts immediately due and payable. Wyndham could also seek a waiver of any such event of default, which would require the approval of the lenders under the Credit Agreement. As of December 31, 2023, Wyndham’s outstanding long-term debt obligations totaled approximately $2.178 billion, inclusive of certain term loans and the revolving credit facility provided for under the Credit Agreement, as well as approximately $500 million outstanding principal amount of Wyndham’s 4.375% senior unsecured notes due August 2028 (“Notes”). The Notes are governed by that certain Fifth Supplemental Indenture, dated as of August 13, 2020 (“Supplemental Indenture”). In accordance with the provisions of the Supplemental Indenture, in the event that the consummation of the Offer constitutes a change of control under the Supplemental Indenture and such change of control is accompanied by a downgrade of the Notes by each of Moody’s and Standard and Poor’s ("S&P") rating of the Notes within a specified period, (i.e., starting from the earlier of (i) date of the first public announcement of the consummation of the Offer and

(ii) the occurrence thereof, until 60 days following the consummation of the Offer), such that the rating of the Notes on any day during such period is below the lower of the rating (i) immediately before the public announcement; and (ii) the date on which the Notes were originally issued under the Supplemental Indenture, the holders of the Notes would have the right to cause Wyndham to repurchase all or any part of the outstanding Notes. We may not be able to obtain sufficient capital to repurchase or refinance the Notes in these circumstances. For a further discussion of the risks relating to our indebtedness, see “—We expect to incur a substantial amount of indebtedness to acquire the shares of Wyndham Common Stock pursuant to the Offer and the Second-Step Mergers and, as a result, will increase its outstanding indebtedness. Our failure to meet our debt service obligations, including a failure to comply with the restrictive covenants contained in the related agreements, could have a material adverse effect on its business, financial condition and results of operations” and “—The consummation of the Offer and the Second-Step Mergers may result in ratings organizations and/or securities analysts taking actions which may adversely affect the combined companies’ business, financial condition and operating results, as well as the market price of our common stock.”
In respect of all information relating to Wyndham presented in, incorporated by reference into or omitted from, the Exchange Offer, we have relied upon publicly available information, including information publicly filed by Wyndham with the SEC. Although we have no knowledge that would indicate that any statements contained herein regarding Wyndham’s condition, including its financial or operating condition (based upon such publicly filed reports and documents) are inaccurate, incomplete or untrue, we were not involved in the preparation of such information and statements. For example, we made adjustments and assumptions in preparing the pro forma financial information presented in the Exchange Offer that have necessarily involved our estimates with respect to Wyndham’s financial information that, given the lack of information received, could be materially different than currently presented. Any financial, operating or other information regarding Wyndham that may be detrimental to us following the consummation of the Offer and the Second-Step Mergers that has not been publicly disclosed by Wyndham, or errors in our estimates due to the lack of cooperation and information from Wyndham, may have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our common stock after the consummation of the Offer and the Second-Step Mergers.
In the alternative, if we have not been given access to Wyndham’s non-public information related to Wyndham’s business, assets, and liabilities to complete its confirmatory due diligence review, we may elect not to consummate the Offer in accordance with the terms described herein.
We expect to incur a substantial amount of indebtedness to acquire the shares of Wyndham Common Stock pursuant to the Offer and the Second-Step Mergers and, as a result, will increase its outstanding indebtedness. Our failure to meet our debt service obligations, including a failure to comply with the restrictive covenants contained in the related agreements, could have a material adverse effect on its business, financial condition and results of operations.
We anticipate that we will need to borrow approximately $6.0 billion to complete the Offer and the Second-Step Mergers.
Our increased indebtedness following consummation of the Offer and the Second-Step Mergers could adversely affect our operations and liquidity. Our anticipated level of indebtedness could, among other things:
•make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments;
•cause us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, research and development and other business activities;
•cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•cause us to be more vulnerable to general adverse economic and industry conditions;
•cause us to be disadvantaged compared to competitors with less leverage;
•result in a downgrade in our credit rating or any indebtedness of us or our subsidiaries, which is likely to increase the cost of further borrowings; and
•limit our ability to borrow additional monies in the future to fund working capital, capital expenditures, research and development and other general corporate purposes.
In addition, the terms of our indebtedness following the consummation of the Offer are expected to restrict certain actions by us and our subsidiaries, including financial, affirmative and negative covenants, including limitations on the ability to incur indebtedness, create liens, and merge, amalgamate and consolidate with other companies, in each case, subject to exceptions and baskets to be mutually agreed upon by us and the other parties thereto, the exact terms of which are to be negotiated prior to consummation of the Offer.
We also may incur additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under its existing debt, which would increase its total indebtedness. Although the terms of our existing credit agreements and of the indentures governing our existing debt (collectively, the “Existing Debt Documents”) contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. In addition, if the restrictions in the Existing Debt Documents limit our ability to incur additional indebtedness necessary to finance the acquisition of Wyndham, or if the incurrence of such additional indebtedness would lead to a breach of, or default under, the Existing Debt Documents, we may be required to seek an amendment or waiver with respect to certain provisions of the Existing Debt Documents, and there can be no assurance that we will be able to obtain such amendment or waiver. If we and our restricted subsidiaries incur significant additional debt, the related risks that we face could intensify.
We cannot guarantee that the combined company will be able to generate sufficient cash flow to make all of the principal and interest payments under its indebtedness following the consummation of the Offer and the Second-Step Mergers when such payments are due or that it will be able, if necessary, to refinance such indebtedness.
All of our debt obligations, and any future indebtedness we may incur, will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.
In any liquidation, dissolution or winding up of our company, our common stock would rank below all debt claims against us. In addition, any convertible or exchangeable securities or other equity securities that we may issue in the future may have rights, preferences and privileges more favorable than those of our common stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of equity securities that rank senior to our common stock have been satisfied.
The consummation of the Offer and the Second-Step Mergers may result in ratings organizations and/or securities analysts taking actions which may adversely affect the combined companies’ business, financial condition and operating results, as well as the market price of our common stock.
Our current corporate credit rating is BBB- for S&P’s and Baa3 for Moody’s. In connection with the consummation of the Offer and/or the Second-Step Mergers, one or both of these ratings agencies may reevaluate our ratings. A downgrade may increase our cost of borrowing, may negatively impact our ability to raise additional debt capital, may negatively impact our ability to successfully compete in the marketplace and may negatively impact the willingness of counterparties to deal with us, each of which could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our common stock.
In addition, the trading market for shares of our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. In connection with the consummation of the Offer and/or the Second-Step Mergers, one or more of these analysts could downgrade our common stock or issue other negative commentary about us or our industry, which could cause the trading price of our common stock to decline.
The Offer could trigger certain provisions contained in Wyndham’s equity plan or award agreements and certain employee benefit plans or agreements that could require us to vest outstanding equity awards, make change of control or severance payments or accelerate vesting and payment of certain deferred compensation amounts.
Certain of Wyndham’s equity plan or award agreements and employee benefit plans or agreements contain change of control clauses providing for outstanding equity awards to vest or compensation to be paid to certain members of Wyndham senior management either upon a change of control, or if, following a change of control, Wyndham terminates the employment relationship between Wyndham and these employees under certain circumstances, or if these employees terminate the employment relationship because of certain adverse changes. In addition, certain of Wyndham’s non-qualified deferred compensation plans contain change of control clauses providing for vesting and payment of deferred compensation amounts under such plans. If consummated, the Offer would constitute a change of control of Wyndham, thereby giving rise to potential vesting of outstanding equity awards and change of control, severance or other compensatory payments described above.
Our future results may differ materially from the unaudited pro forma condensed combined financial statements of Choice and Wyndham presented in the Exchange Offer.
Our future results following the consummation of the Offer and the Second-Step Mergers may be materially different than those shown in the Unaudited Pro Forma Condensed Combined Financial Statements presented in the Exchange Offer, which show only a combination of Choice’s and Wyndham’s standalone historical results after giving effect to the Offer and the Second-

Step Mergers, subject to the matters noted therein. We have estimated that we will record approximately $90 million in transaction expenses (excluding fees paid in connection with obtaining any necessary financing). In addition, the final amount of any charges relating to acquisition accounting adjustments that we may be required to record will not be known until following the consummation of the Offer and the Second-Step Mergers. These and other expenses and charges may be significantly higher or lower than estimated.
Resales of our common stock following the Offer may cause the market price of our common stock to fall.
We expect that we will issue approximately 27.5 million shares of our common stock in connection with the Offer and the Second-Step Mergers. The issuance of these new shares and the sale of additional shares that may become eligible for sale in the public market from time to time upon exercise of options could have the effect of depressing the market price for shares of our common stock. The increase in the number of shares of our common stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.
The trading price of our common stock may be affected by factors different from those affecting the price of Wyndham Common Stock.
Upon consummation of the Offer and the Second-Step Mergers, Wyndham stockholders (other than those that receive only the Cash Election Consideration and those we elect to pay any Additional Consideration solely in cash) will become holders of our common stock. Our business differs from that of Wyndham, and our results of operations, as well as the trading price of our common stock, may be affected by factors different from those affecting Wyndham’s results of operations and the price of Wyndham Common Stock.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
Cybersecurity is an important element of the Company’s overall enterprise risk management program. The Company has a multilayered system for assessing, identifying, and managing cybersecurity risks, designed to help protect the Company’s information assets and operations from internal and external cyber threats by understanding and seeking to manage risk while helping to support business resiliency and seeking to protect employee, guest, and franchisee information from unauthorized access or attack, as well as seeking to secure the Company’s networks, systems, devices, products, and services. Cybersecurity is incorporated into the Company’s enterprise risk management program through membership within and regular reporting to the Compliance and Enterprise Risk Management Committee.
The Company devotes significant resources to helping protect and evolve the security of its computer systems, software, networks, and other technology assets, and the Company’s cybersecurity risk management program includes physical, administrative, and technical safeguards. The Company’s cybersecurity policies, standards, and procedures include data breach response plans, which are reviewed regularly. The Company is in the process of assessing its cybersecurity program and safeguards against the National Institute of Standards of Technology Cybersecurity Framework (the “Framework”). The Company's cyber incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes intended to triage, assess the severity of, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations.
The Company endeavors to continually refine its policies and practices to help protect its platform, adapt to changes in regulations, identify potential and emerging security risks, and develop mitigations for those risks. For example, the Company seeks to conduct incident simulations and assessments annually to help discover potential vulnerabilities, with the objective of improving decision-making and prioritization and promoting monitoring and reporting across compliance functions. As part of its overall risk mitigation strategy, the Company also maintains cyber insurance coverage.
The Company engages external parties, including consultants, computer security firms, and risk management and governance experts, as part of its cybersecurity program. For example, the Company’s independent assessor provides a periodic assessment of the Company’s risk posture to help identify threats as well as opportunities to enhance safeguards. Annually, the Company’s adherence to the Payment Card Industry Data Security Standard is assessed by an external party which includes one or more penetration tests of the Company’s technological environment. The Company has engaged an independent security assessor to evaluate the Company’s cybersecurity program against the Framework. Additionally, the cybersecurity program is subject to regular assessment by internal audit and the Company's external auditors. The Company participates in the Retail & Hospitality

Information Sharing and Analysis Center (“RH-ISAC”) where peer companies are engaged on industry trends and emerging threats, including those relating to cybersecurity.
To help oversee and identify risks from cybersecurity threats associated with the Company’s use of third-party service providers, the Company has a third-party information risk management program intended to minimize the likelihood of misuse of Choice data by third parties and business partners and requires that third-party service providers complete a periodic security risk assessment. Depending upon the identified risk, actions such as obligating the third party to remediate the identified deficiencies or termination of the relationship may occur. Also, depending upon the nature of the relationship and data, third party agreements include security and privacy provisions that oblige third parties to abide with applicable regulations and employ reasonable security controls.
The Company’s Board of Directors does not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, financial condition, results of operations, or cash flows.
Governance and Oversight
The Audit Committee of the Company’s Board of Directors maintains oversight over cybersecurity risk, in coordination with the full Board of Directors. The Board of Directors and the Audit Committee receive and provide feedback on quarterly updates from management regarding cybersecurity, including highlights of recent incidents throughout the industry and the emerging threat landscape, as well as the prompt notice of any cybersecurity threats or incidents with the potential to significantly impact the Company, including its financial condition, results of operations, and cash flows, and regular updates about incidents with a lesser impact. Cybersecurity updates are rotated quarterly between the Board of Directors and the Audit Committee. The reports generally focus on items such as risk reduction efforts, emerging and existing threats, training initiatives, the status of projects to strengthen cybersecurity, emerging regulatory policies and regulations, cybersecurity technologies and best practices, cyber readiness, results of third-party assessments, mitigation efforts, and response plans.
The Company has a Chief Information Security Officer (“CISO”) whose team is responsible for leading company-wide cybersecurity strategy, policy, standards, and processes and works across all of the units of the Company to help protect the Company and its employees against cybersecurity risks. The CISO has significant cybersecurity expertise, including prior cybersecurity leadership in banking and insurance organizations. The CISO holds a Master of Business Administration, as well as Certified Information Systems Security Professional, Certified Information Systems Auditor, and Certified Information Security Manager cybersecurity-related certifications. The CISO also serves as a Director for the RH-ISAC.
The Company has also established a cross-functional cybersecurity oversight committee led by our CISO serving as the chair and consisting of executive-level leaders, that is responsible for the Company’s cybersecurity, disaster recovery, and business continuity programs. The Company’s internal audit team also provides independent assurance on the functional components of the Company’s cybersecurity program and reports the results of these audits in its quarterly reports to the Audit Committee.
In an effort to prevent and detect cyber threats, the Company annually provides all employees, including part-time and temporary, with cybersecurity and privacy training, which covers timely and relevant topics, including social engineering, phishing, password protection, data protection, physical security, and educates employees on the importance of reporting all incidents immediately.
Item 2.Properties
Our principal executive offices are located at 915 Meeting Street, Suite 600, North Bethesda, Maryland 20852 and are leased from a third party.
We also lease office space in Scottsdale, Arizona (this office contains our reservation and property systems' information technology operations and our domestic SaaS technology solutions division), Minneapolis, Minnesota, and Omaha, Nebraska. The Company also maintains several international regional offices.
Management believes that the Company’s existing properties and property commitments are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.
We discuss our limited hotel development and ownership program and strategy in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2023, we owned seven Cambria hotels (located in Bloomington, MN, Burbank, CA, Columbia, SC, El Segundo, CA, Houston, TX, New Orleans, LA, and Pittsburgh, PA), a Radisson Blu (located in Bloomington, MN), a Radisson RED (located in Minneapolis, MN), and a Country Inn & Suites (located in Bloomington, MN).

We believe that all of our owned and leased properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements.
Item 3.Legal Proceedings
The Company is not a party to any material litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Item 4.Mine Safety Disclosures
None.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CHH." As of February 14, 2024, there were 888 holders of record of the Company’s common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2023. Refer to Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Resulted of Operations for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2023	554,622	$118.66	554,622	4,120,542
February 28, 2023	404,509	124.03	404,509	3,716,033
March 31, 2023	382,389	119.44	272,089	3,443,944
April 30, 2023	183,083	122.85	182,949	3,260,995
May 31, 2023	207,507	123.84	206,009	3,054,986
June 30, 2023	228,469	116.03	228,469	2,826,517
July 31, 2023	203,134	122.20	203,134	2,623,383
August 31, 2023	177,635	131.26	177,003	2,446,380
September 30, 2023	177,991	126.38	177,763	2,268,617
October 31, 2023	231,841	118.50	231,783	2,036,834
November 30, 2023	232,744	112.75	232,744	1,804,090
December 31, 2023	42,010	124.37	40,618	1,763,472
Total	3,025,934	$120.93	2,911,692	1,763,472
(1)During the year ended December 31, 2023, the Company redeemed 114,242 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the Board repurchase authorization.

STOCKHOLDER RETURN PERFORMANCE
The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P Hotels, Resorts & Cruise Lines index, and the S&P 400 Consumer Discretionary index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

	12/31/18	6/30/19	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23
Choice Hotels International, Inc.	$100.00	$121.89	$145.92	$111.74	$151.15	$168.65	$221.72	$159.52	$161.65	$169.07	$164.20
NYSE Composite	$100.00	$116.29	$125.51	$108.73	$134.28	$154.67	$162.04	$138.45	$146.89	$155.57	$167.12
S&P Hotels, Resorts & Cruise Lines	$100.00	$123.55	$137.05	$67.78	$101.59	$112.73	$121.75	$82.52	$92.23	$127.12	$153.39
S&P 400 Consumer Discretionary	$100.00	$116.36	$126.57	$118.99	$165.80	$207.51	$211.70	$150.71	$167.18	$187.39	$207.78
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.Selected Financial Data
Reserved.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and the results of operations of Choice Hotels International, Inc. and its subsidiaries (together as "Choice," the "Company," "we," "us," or "our") contained in this report. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.
Overview
We are primarily a hotel franchisor operating in 50 states, the District of Columbia, and 46 countries and territories. At December 31, 2023, we had 7,527 hotels with 632,986 rooms open and operating, and 1,032 hotels with 105,062 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of seven Cambria and three legacy Radisson Hotels Americas open and operating hotels, and the management of 14 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income, and cash flows primarily from our hotel franchising operations. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and hotels, hotel ownership, and other ancillary sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is typically lower in November through February than during the remainder of the year. Our principal source of revenue is franchise fees, which is based on the gross room revenues or the number of rooms at our franchised properties. The Company’s franchise and managed fees, as well as its owned hotels' revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters of the year.
Because our primary focus is hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the effective royalty rates in our franchise contracts resulting in increased initial franchise fees, ongoing royalty and licensing fees, and platform and procurement services fees. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our guests.
The primary factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories, growth in the number of hotel rooms owned and under franchise, occupancy and room rates achieved by the hotels in our system, the effective royalty rate achieved in our franchise agreements, the level of franchise sales and relicensing activity, the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests, and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those hotel properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. Accordingly, over the long-term, the continued growth of our franchise business should enable us to realize the benefits from the operating leverage in place and improve our operating results.
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
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including capital structure and uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired seven Cambria and three legacy Radisson Hotels Americas open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding brand awareness with targeted customer groupings, and providing superior guest service. Other than four owned hotels, we currently do not manage our owned hotels but utilize the services of third-party management companies that provide their own employees. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels.
The Company also allocates capital to financing, investment and guaranty support to incentivize franchise development for certain brands in strategic markets. The timing and amount of these investments are subject to market and other conditions.

We believe our growth investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns, and continue to generate value for our shareholders. The ultimate measure of our success will be reflected in the items below.
Results of Operations - Royalty, licensing and management fees, operating income, net income, and diluted earnings per share ("EPS") represent the key measures of our financial performance. These measures are primarily driven by the operations of our hotel franchise system and, therefore, our analysis of the Company's operations is primarily focused on the size, performance, and the potential growth of the hotel franchise system as well as our variable overhead costs.
Our discussion of our results of operations excludes reimbursable franchise marketing and reservation system revenues and expenses and the management agreement cost reimbursements and expenses included in the Company's other revenues from franchised and managed properties and other expenses from franchised and managed properties. The Company's franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. The Company is obligated to expend the marketing and reservation system fees it collects from its franchisees in accordance with the franchise agreements. Furthermore, the franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects the cumulative revenues and expenses of reimbursable components to break even and, therefore, no income or loss will be generated from the reimbursable marketing and reservation system activities. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer. As a result, the Company generally excludes the other revenues and other expenses from franchised and managed properties from the analysis of its operations.
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, quarterly and/or annual deficits may be generated. During the years ended December 31, 2023, 2022, and 2021, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $1.8 million, $49.7 million, and $83.9 million, respectively.
Refer to the Operations Review section of MD&A for additional analysis of our results of operations.
Liquidity and Capital Resources - Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases, and dividends.
We believe the Company’s cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets is sufficient to meet the expected future operating, investing, and financing needs of the business. Refer to the Liquidity and Capital Resources section of MD&A for additional analysis.
Inflation - We believe that moderate increases in the rate of inflation will generally result in comparable or greater increases in hotel room rates. We continue to monitor future inflation trends along with the corresponding impacts to our business.
Wyndham Proposal
On December 12, 2023, the Company disclosed that it had commenced an exchange offer to acquire all of the outstanding shares of Wyndham Hotels & Resorts, Inc. ("Wyndham") at an exchange ratio of $49.50 in cash and 0.324 shares of Choice common stock per Wyndham share. There can be no assurance that the exchange offer will be successful. In the event we enter into and consummate an acquisition of Wyndham, the acquisition would have a significant impact on our future financial condition, results of operations, and cash flows.

Operations Review
The summarized financial results for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022
REVENUES
Royalty, licensing and management fees	$513,412	$471,759
Initial franchise fees	27,787	28,074
Platform and procurement services fees	75,114	63,800
Owned hotels	97,641	70,826
Other	46,051	64,740
Other revenues from franchised and managed properties	784,160	702,750
Total revenues	1,544,165	1,401,949
OPERATING EXPENSES
Selling, general and administrative	216,081	167,697
Business combination, diligence and transition costs	55,778	39,578
Depreciation and amortization	39,659	30,425
Owned hotels	71,474	48,837
Other expenses from franchised and managed properties	782,409	653,060
Total operating expenses	1,165,401	939,597
Impairment of long-lived assets	(3,736)	—
Gain on sale of business and assets, net	—	16,249
Operating income	375,028	478,601
OTHER EXPENSES AND INCOME, NET
Interest expense	63,780	43,797
Interest income	(7,764)	(7,288)
Gain on extinguishment of debt	(4,416)	—
Other (gain) loss	(10,649)	7,018
Equity in net (gain) loss of affiliates	(2,879)	(1,732)
Total other expenses and income, net	38,072	41,795
Income before income taxes	336,956	436,806
Income tax expense	78,449	104,654
Net income	$258,507	$332,152
Results of Operations
For the year ended December 31, 2023, the Company recognized income before income taxes of $337.0 million, which is a $99.8 million decrease from the year ended December 31, 2022. The decrease in income before income taxes is primarily due to a decrease in operating income.
Operating income decreased $103.4 million primarily due to a $47.9 million decrease in the net surplus generated from other revenues and other expenses from franchised and managed properties, a $22.7 million decrease in termination fees in other revenues from the exit of 110 WoodSpring units in September 2022, and a $16.2 million decrease in net gains on the sale of business and assets that were recognized during 2022. Selling, general and administrative expenses increased $48.4 million primarily due to the inclusion of the full year's cost of operations of the acquired Radisson Hotels Americas business, an increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments, and an increase in employee salary and benefit continuation payments due to certain restructurings. Business combination, diligence and transition costs increased $16.2 million related to the integration of the Radisson Hotels Americas business and costs associated with acquisition pursuits. Depreciation and amortization expense also increased $9.3 million due to the acquisition of three hotel properties and identifiable intangible assets in the Radisson Hotels Americas transaction. The decreases to operating income were partially offset by the growth of the legacy Choice franchising business and the inclusion of the full year's revenues from operations of the acquired Radisson Hotels Americas business.
The primary reasons for these fluctuations are described in more detail below.

Royalty, Licensing and Management Fees
Domestic royalty fees increased $14.8 million to $458.1 million for the year ended December 31, 2023 from $443.3 million for the year ended December 31, 2022. The increase in domestic royalty fees is attributable to higher royalty fees in the comparative period for the legacy Radisson brands and a system-wide 6 basis point increase in the effective royalty rate from 4.93% for the year ended December 31, 2022 to 4.99% for the year ended December 31, 2023, and a 0.1% domestic system-wide RevPAR increase due to a 1.9% increase in average daily rates, partially offset by a 100 basis point decrease in occupancy.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, is as follows:

	2023			2022			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$151.14	56.7%	$85.73	$146.24	55.8%	$81.65	3.4%	90	bps	5.0%
Midscale & Upper Midscale (2)	101.14	56.8%	57.46	100.42	57.4%	57.64	0.7%	(60)	bps	(0.3)%
Extended Stay (3)	63.50	72.2%	45.88	61.91	75.6%	46.81	2.6%	(340)	bps	(2.0)%
Economy (4)	71.71	47.9%	34.37	71.75	50.1%	35.94	(0.1)%	(220)	bps	(4.4)%
Total (5)	$96.93	57.0%	$55.21	$95.13	58.0%	$55.16	1.9%	(100)	bps	0.1%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
(5) Radisson Hotels Americas was acquired on August 11, 2022. To enhance comparability for the year ended December 31, 2022, ADR, Occupancy, and RevPAR reflect the operating performance as if the legacy Radisson brands were acquired on January 1, 2022.

A summary of the domestic hotels and rooms by brand in our franchise system as of December 31, 2023 and 2022 was as follows:

	December 31, 2023		December 31, 2022		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort (1)	1,705	133,675	1,685	132,523	20	1.2%	1,152	0.9%
Quality Inn	1,617	118,960	1,633	121,275	(16)	(1.0)%	(2,315)	(1.9)%
Econo Lodge	675	39,805	702	42,112	(27)	(3.8)%	(2,307)	(5.5)%
Rodeway	470	26,309	503	28,364	(33)	(6.6)%	(2,055)	(7.2)%
Country (2)	426	33,976	434	34,657	(8)	(1.8)%	(681)	(2.0)%
Sleep Inn	427	30,104	423	29,775	4	0.9%	329	1.1%
Ascend Hotel Collection	199	22,818	196	20,091	3	1.5%	2,727	13.6%
WoodSpring Suites	235	28,350	212	25,592	23	10.8%	2,758	10.8%
Clarion (3)	178	19,185	178	19,630	—	—%	(445)	(2.3)%
MainStay Suites	126	8,831	115	7,891	11	9.6%	940	11.9%
Suburban Studios	104	9,046	75	6,719	29	38.7%	2,327	34.6%
Cambria Hotels	74	10,239	65	8,865	9	13.8%	1,374	15.5%
Radisson (4)	64	15,206	70	16,453	(6)	(8.6)%	(1,247)	(7.6)%
Park Inn	4	363	4	363	—	—%	—	—%
Everhome Suites	1	98	1	99	—	—%	(1)	(1.0)%
Total Domestic Franchises	6,305	496,965	6,296	494,409	9	0.1%	2,556	0.5%
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Country Inn & Suites and Park Plaza brands.
(3)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(4)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson Red brands.
International royalty fees increased to $28.9 million for the year ended December 31, 2023 from $20.0 million for the year ended December 31, 2022. The increase in international royalty fees is attributable to higher royalty fees for the legacy Radisson brands, improvements in RevPAR performance, and an increase in the international franchise system size by 31 hotels (from 1,191 hotels as of December 31, 2022 to 1,222 hotels as of December 31, 2023), and an increase of 2,626 rooms (from 133,395 rooms as of December 31, 2022 to 136,021 rooms as of December 31, 2023).

Initial Franchise Fees
Initial franchise fees are generally paid to the Company when a franchisee executes a franchise agreement for a new property entering the franchise system, or an existing franchised property at the time of an ownership change (referred to as a relicensing), or a franchise agreement renewal; however, the recognition of revenue is deferred until the hotel associated with the franchise agreement is open or the franchise agreement is terminated. Upon hotel opening, revenue is recognized ratably as the services are provided over the enforceable period of the franchise agreement. Upon the termination of a franchise agreement, the previously deferred initial franchise fees are recognized as revenue immediately in the period the franchise agreement is terminated.
Initial franchise fees revenue decreased $0.3 million from $28.1 million to $27.8 million for the years ended December 31, 2022 and 2023, respectively. The decrease is primarily attributable to the lower number of domestic franchise agreement terminations in the current year as compared to the prior year.
At December 31, 2023, the Company had 1,032 hotels with 105,062 rooms in its global pipeline. Approximately 88% of our pipeline is located in the United States and approximately 72% of the domestic pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
Fluctuations in the Company’s pipeline are primarily due to the timing of hotel openings and the timing of awarding new franchise agreements. While the Company’s pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors, including access to liquidity, availability of construction labor, and local governmental approvals and entitlements.
Platform and Procurement Services Fees
Platform and procurement services fees revenue increased $11.3 million from $63.8 million for the year ended December 31, 2022 to $75.1 million for the year ended December 31, 2023. The increase is primarily attributable to an increase in the fees generated from travel-related partnerships and qualified vendors, and an increase in the fees generated from the Company's annual convention, which includes activity from the newly acquired Radisson hotel brands.
Owned Hotels
The Company's revenues, net of operating expenses, from the owned hotels increased $4.1 million from $22.0 million for the year ended December 31, 2022 to $26.1 million for the year ended December 31, 2023. The increase reflects improved operating performance at our owned hotels and the net addition of one owned hotel during the year ended December 31, 2023 relative to the comparative period.
Other Revenues
Other revenues decreased $18.6 million from $64.7 million for the year ended December 31, 2022 to $46.1 million for the year ended December 31, 2023, which was primarily due to a decrease in termination fees of $22.7 million resulting from the exit of 110 WoodSpring units in the third quarter of 2022.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the cost to operate the business, increased $48.4 million from $167.7 million for the year ended December 31, 2022 to $216.1 million for the year ended December 31, 2023.
Selling, general and administrative expenses increased $48.4 million primarily due to the acquisition of the Radisson Hotels Americas business in August 2022, with the year ended December 31, 2023 reflecting a full year of combined operations. In addition, the increase includes a $12.3 million increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments, and a $5.5 million increase in employee salary and benefit continuation payments related to restructuring certain areas of the business. The remaining increase relates to general corporate purposes, including compensation, benefits, travel, and professional fees, and the provision of credit losses on accounts receivable balances.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs increased $16.2 million due to the integration of the Radisson Hotels Americas business, which was acquired on August 11, 2022 and substantially completed integration in the fourth quarter of 2023, and costs associated with acquisition pursuits.
Depreciation and Amortization
Depreciation and amortization expense was $39.7 million and $30.4 million for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the acquisition of Radisson Hotels Americas and the associated depreciation and amortization from the portion of the purchase price allocated to three hotel properties and contract asset acquisition costs.
Impairment of Long-Lived Assets
Impairment of long-lived assets of $3.7 million for the year ended December 31, 2023 was primarily related to a sublease agreement that was signed for the legacy Radisson corporate office space in Minneapolis, Minnesota. The long-lived asset group associated with the office space was determined to be impaired due to the carrying value exceeding its fair value, which resulted in the recognition of a $3.4 million impairment loss.
Gain on Sale of Business and Assets, Net
Gain on sale of business and assets, net, was $16.2 million for the year ended December 31, 2022. The gain primarily related to the sale of two owned hotels in the second and third quarters of 2022. The gains were partially offset by a reduction in the carrying value of an asset held for sale in the third quarter of 2022 and the sale and conversion of an international direct franchising market to a master franchising market in the second quarter of 2022.
Interest Expense
The Company recognized $63.8 million of interest expense for the year ended December 31, 2023, which was an increase of $20.0 million from the comparable period in 2022. The increase in interest expense was due to an increase in borrowings and higher interest rates on the Company's revolving credit facility. Refer to the discussion in the Liquidity and Capital Resources section of MD&A.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $4.4 million for the year ended December 31, 2023. The Company derecognized certain economic development loans from the consolidated balance sheets due to satisfying the relevant performance conditions in the loan agreements.
Other (Gain) Loss
The Company recognized other net gains of $10.6 million and other net losses of $7.0 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the net gain was primarily due to a $6.6 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments and a $4.0 million unrealized gain on investments in equity securities. For the year ended December 31, 2022, the net loss was primarily due to a decrease in the Company's deferred compensation assets based on decreases in the fair value of the underlying investments.
Income Tax Expense
The Company's effective income tax rates were 23.3% and 24.0% for the years ended December 31, 2023 and 2022, respectively. The effective income tax rates for the years ended December 31, 2023 and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to state income taxes and tax expense related to compensation, partially offset by federal income tax credits.
Refer to Choice Hotels International, Inc.'s 2022 10-K Annual Report, specifically the section "Comparison of 2022 and 2021 Operating Results" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the details regarding the changes between 2022 and 2021.

Liquidity and Capital Resources
Our Company historically generates strong and predictable operating cash flows primarily from our hotel franchising operations. Our capital allocation decisions, including capital structure and our uses of capital, are intended to maximize our return on invested capital and create value for our shareholders, while maintaining a strong balance sheet and financial flexibility. The Company's short-term and long-term liquidity requirements primarily arise from working capital needs, debt obligations, income tax payments, dividend payments, share repurchases, capital expenditures, and investments in growth opportunities.
As of December 31, 2023, the Company's primary sources of liquidity consisted of $648.3 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of December 31, 2023, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $467.8 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of December 31, 2023. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
The Company also strategically deploys capital in the form of franchise agreement acquisition costs across our brands to incentivize franchise development. The timing and the amount of the franchise agreement acquisition cost payments are dependent on various factors, including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands.
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. As of December 31, 2023, the Company had 1.8 million shares remaining under the current share repurchase authorization. The 2023 annual dividend rate was $1.15 per share or approximately $56.5 million in aggregate dividend payments.
Cash Flows from Operating Activities
During the years ended December 31, 2023, 2022, and 2021, the net cash provided by operating activities was $296.6 million, $367.1 million, and $383.7 million, respectively. Our operating cash flows decreased $70.5 million primarily due to a decrease in the net surplus generated from our other franchised and managed properties activities, an increase in franchise agreement acquisition cost payments, an increase in business combination, diligence and transition costs associated with the integration of the Radisson Hotels Americas business and acquisition pursuits, an increase in selling, general and administrative expenses, and an increase in borrowing costs, all of which were partially offset by the timing of working capital items.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the years ended December 31, 2023, 2022, and 2021, the Company's net franchise agreement acquisition costs were $98.3 million, $54.5 million, and $38.2 million, respectively.
The Company's franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the legacy Radisson Hotels Americas management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer. These activities are reflected in other revenues from franchised and managed properties and other expenses from franchised and managed properties. During the years ended December 31, 2023, 2022, and 2021, the activity from other revenues from franchised and managed properties exceeded the activity of other expenses from franchised and managed properties by $1.8 million, $49.7 million, and $83.9 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $265.6 million, $442.4 million, and 78.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023, 2022, and 2021, capital expenditures for property and equipment totaled $116.3 million, $90.0 million, and $74.3 million, respectively. These capital expenditures primarily reflect the costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands and the ongoing hotel development efforts, as well as leasehold improvements in the Company's new corporate headquarters office in North Bethesda, Maryland.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the years ended December 31, 2023, 2022, and 2021, the Company invested $38.9 million, $3.1 million, and $2.8 million, respectively, to support these efforts. In addition, during the years ended December 31, 2023 and 2021, the Company received proceeds from the sale of certain affiliates totaling $0.9 million and $15.6 million, respectively. The Company received no distributions from affiliates during the year ended December 31, 2022.
During the year ended December 31, 2023, the Company purchased $112.4 million of equity securities in Wyndham in conjunction with its proposed acquisition, and made no dispositions. There were no purchases or dispositions of equity securities during the years ended December 31, 2022 and 2021.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2023, 2022, and 2021, the Company issued a total of $4.3 million, $5.6 million, and $20.1 million of notes receivable loans, respectively, and received repayments totaling $10.9 million, $1.0 million, and $0.2 million on the notes receivable loans, respectively.
During the year ended December 31, 2022, the Company recognized net proceeds of $166.6 million from the sale of three Cambria hotels, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market. During the year ended December 31, 2021, the Company recognized proceeds of $6.1 million from the sale of a commercial office building that was previously awarded to the Company pursuant to a court settlement. The Company did not sell any businesses or assets during the year ended December 31, 2023.
On August 11, 2022, the Company acquired 100% of the issued and outstanding equity interest of Radisson Hotels Americas for an accounting purchase price of approximately $673.9 million. The purchase price, net of the cash acquired, was $550.4 million. To fund the transaction, the Company drew down $175.0 million on its senior unsecured credit facility, and then funded the remainder with cash on hand. Refer to Note 24 to our consolidated financial statements for further discussion.
During the year ended December 31, 2022, the Company recognized contract termination fee revenue of $22.7 million resulting from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consisted of $67.4 million in consideration received, less the $44.7 million in carrying basis of intangible assets that were initially recognized on the date of the WoodSpring acquisition.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company’s borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, the payment of dividends, and the payment of debt issuance costs.
Debt
Restated Senior Unsecured Credit Facility
On August 20, 2018, the Company entered into the Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing senior unsecured revolving credit agreement dated July 21, 2015. The Restated Credit Agreement provided for a $600 million unsecured credit facility with an original maturity date of August 20, 2023, subject to one-year extension options that could be requested by the Company prior to each of the first, second and third anniversaries of the closing date of the Restated Credit Agreement in exchange for the payment fees. The Company has exercised the one year extension option on multiple occasions, which has resulted in a new maturity date of August 20, 2026. The Restated Credit Agreement allows for up to $35 million of borrowings that may be used for alternative currency loans and up to $25 million of borrowings that may be used for swingline loans. From time to time, the Company may designate one or more wholly-owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions. There are no subsidiary guarantors under the Restated Credit Agreement.
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
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement. This amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million, and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from the London Interbank Offered Rate to an adjusted Secured Overnight Financing Rate.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the Restated Credit Agreement to be immediately due and payable. As of December 31, 2023, the Company maintained a total leverage ratio of 2.57x, including outstanding debt of approximately $227 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different from the effective interest method, and through the loan's maturity date. The amortization of the debt issuance costs is included in interest expense in the consolidated statements of income.
The proceeds of the Restated Credit Agreement are generally expected to be used for general corporate purposes, including working capital, debt repayment, stock repurchases, dividends, investments, and other permitted uses as set forth in the Restated Credit Agreement.
Term Loan Due 2024
On December 18, 2023, the Company entered into a $500 million unsecured term loan with a maturity date of December 16, 2024 (the "2023 Term Loan"), which has an optional one-year extension that can be requested by the Company prior to the initial maturity date. The extension option is subject to the consent of the lenders and certain customary conditions.
The 2023 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date. Upon the occurrence of certain debt issuances and equity issuances, as defined in the term loan agreement, the Company is required to make certain principal prepayments of the 2023 Term Loan in an amount equal to 100% of the net cash proceeds from those debt and equity issuances.
The Company may elect to have the 2023 Term Loan bear interest at a rate equal to (i) SOFR (subject to a credit spread adjustment of 0.10% and a 0.00% floor) plus a margin ranging from 125 to 175 basis points, or (ii) a base rate plus a margin ranging from 25 to 75 basis points. In each case, the margin is determined according to the Company’s senior unsecured long-term debt rating.

The term loan agreement requires that the Company comply with various covenants, including restrictions on liens, incurring indebtedness, making dividends, stock repurchases, investments, and completing mergers and/or asset sales. The term loan agreement has financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0, and a total leverage ratio of not more than 4.5 to 1.0 which may be increased to 5.5 to 1.0 for up to three consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. As long as the Company maintains an Investment Grade Rating, as defined in the term loan agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The term loan agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest, and other obligations of the Company under the term loan agreement to be immediately due and payable.
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
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes with a principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions, and offering expenses, to repay the previously outstanding senior notes with a principal amount of $250 million due August 28, 2020, and for working capital and other general corporate purposes.
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
Repayment of the advances is contingent upon the Company achieving certain performance conditions. The performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances upon expiration of the Company's ten-year corporate headquarters lease agreement in 2023 will be forgiven in full. The $4.4 million of advances have been included in debt in the consolidated balance sheets.
Upon the expiration of the Company's previous ten-year corporate headquarters lease agreement in 2023, the Company concluded that it had achieved the performance conditions over the entire term of the agreement and therefore, the Company is not required to repay the advances. As a result, during the year ended December 31, 2023, the Company derecognized the $4.4 million economic development loans debt from the consolidated balance sheets and recognized a gain on extinguishment of debt in the consolidated statements of income.
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
In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the current per share dividend amount that was utilized in each of the dividends that were declared in 2023. During the year ended December 31, 2023, the Company declared aggregate annual cash dividends of $1.15 per share or approximately $56.5 million in aggregate dividend payments.
We expect that cash dividends will continue to be paid in the future, subject to the declaration by our board of directors, future business performance, economic conditions, changes in tax regulations, and other matters. In accordance with the Restated Credit Agreement and the 2023 Term Loan, the Company may not declare or make any dividend payments if there is an existing event of default or if the dividend payment would create an event of default.
Share Repurchases & Redemptions
In 1998, we instituted a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets.
During the year ended December 31, 2023, the Company repurchased 2.9 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $351.7 million. In total through December 31, 2023, the Company repurchased 58.3 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the program at a total cost of $2.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 91.3 million shares at an average price of $24.88 per share. As of December 31, 2023, the Company had 1.8 million shares remaining under the current share repurchase authorization.
During the year ended December 31, 2023, the Company redeemed 114.2 thousand shares of common stock at a total cost of $14.2 million from employees to satisfy the option exercise price and statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the year ended December 31, 2023, the Company received proceeds of $6.3 million from stock options exercised by employees.
The following table summarizes the material contractual obligations (excluding the previously addressed debt obligations, the financing, investment, guaranty, and franchise agreement acquisition cost commitments to franchisees, and the deferred compensation plan liabilities) as of December 31, 2023:

	Payment due by period
(in thousands)	Total	Less than 1 year	Greater than 1 year
Purchase obligations	$76,497	$31,423	$45,074
Total contractual obligations	$76,497	$31,423	$45,074
The total amount of unrecognized tax positions and the interest and penalties thereon was $13.5 million as of December 31, 2023. Due to the uncertainty with respect to the timing and amounts of the payments in connection with these positions, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Refer to Note 15 to our consolidated financial statements for more information.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that we believe reflect the current circumstances. While we believe our estimates, assumptions, and judgments are reasonable, they are based on information that was available when the estimate or assumption was made. Actual results may differ significantly from these estimates due to changes in assumptions, judgments, and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial condition or results of operations.
We believe that the following estimates, which are used in conjunction with our significant accounting policies, are critical because they involve a higher degree of judgment and are based on information that is inherently uncertain. Refer to Note 1 to our consolidated financial statements for information on our significant accounting policies.
Guest Loyalty Programs
Choice Privileges is the Company’s guest loyalty program, which enable members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of the loyalty program members’ gross room revenue from completed hotel stays to operate the guest loyalty program. At the time the points are redeemed for free accommodations or other benefits, the Company reimburses the franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
Loyalty program points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at a point in time when the loyalty program points are redeemed by the members for benefits. The transaction price is variable and determined in the period when the loyalty program points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty program points are issued.
The Company is an agent in coordinating the delivery of the services between the loyalty program member and the franchisee or third party, and as a result, the revenues are recognized net of the cost of redemptions. The estimated value of the future redemptions is reflected in the current and non-current liability for guest loyalty program in the consolidated balance sheets. The liability for the guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to the outstanding points, which is relieved as the redemption costs are processed. The amount of the loyalty program fees in excess of the guest loyalty program point liability represents current and non-current deferred revenue, which is recognized to revenue as the points are redeemed including an estimate of the future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for the current and non-current designation of each liability. The loyalty program point redemption revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income. Any changes in the estimates used in developing the breakage rate or other future guest loyalty program operations could result in a material change to the liability for the guest loyalty program and the deferred revenues.
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and the sale of Choice Privileges points, in exchange for the payment of fees which primarily comprises variable consideration each month. Choice Privileges members can earn points through participation in the third-party partner’s program. The partner agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to the hotel guests. The allocation of fixed and variable consideration to the performance obligations is based on the standalone selling price, which is estimated based on the market and income methods which contain significant judgments. The amounts allocated to the brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, and are presented within royalty, licensing and management fees and platform and procurement services fees in the consolidated statements of income. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as the points are redeemed including an estimate of breakage, primarily within other revenues from franchised and managed properties.
Long-Lived Assets, Intangible Assets, and Goodwill
The Company groups its long-lived assets, including property and equipment and definite-lived intangible assets (e.g., franchise rights and franchise agreement acquisition costs), at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates the potential impairment of its long-lived asset groups annually as of December 31 or earlier when other circumstances indicate that the Company may not be able to recover the carrying value of the asset group. When indicators of impairment are present, then the recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the asset group, then an impairment charge is measured and recognized, as applicable, for the excess of the carrying value over the fair value of the asset group. The fair value of the long-lived asset groups are estimated primarily using discounted cash flow analyses representing the highest and best use by an independent market participant. Significant management judgment is involved in evaluating any indicators of impairment and developing any required projections to test for the recoverability or the estimated fair value. Furthermore, if management uses different projections or if different conditions occur in future periods, then future operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets in the Hotel Franchising reporting unit during the years ended December 31, 2023, 2022, and 2021, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangible assets primarily resulting from the termination of franchise agreements from the Choice system or significant delinquencies in construction or invoice payments.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangible assets. The Company determines the fair value of its reporting units and indefinite-lived intangible assets using the income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2023, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed a qualitative impairment analysis for the Hotel Franchising reporting unit and concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recognized and a quantitative test was not required.

Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such assets will be unrealized. Historically, deferred United States income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consisted primarily of undistributed earnings that are considered permanently reinvested in operations outside the United States. Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company implemented a new foreign dividend policy effective during the quarter ended September 30, 2018. As a result of the new policy, the Company intends to limit any future foreign distributions to income which has been previously subject to US taxation, for which relevant taxes have been recorded. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company did not record any additional deferred taxes for this item in 2023.
With respect to uncertain income tax positions, a tax liability is recorded in full when management determines that the position does not meet the more likely than not threshold of being sustained on examination. A tax liability may also be recognized for a position that meets the more likely than not threshold, based upon management’s assessment of the position’s probable settlement value. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of income. Additional information regarding the Company’s unrecognized tax benefits is provided in Note 15 to the consolidated financial Statements.
New Accounting Standards
Refer to the "Recently Adopted & Issued Accounting Standards" section of Note 1 to the consolidated financial statements for information related to our adoption and assessment of new accounting standards.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $41.6 million as of December 31, 2023 and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of December 31, 2023, the Company had $728.5 million of variable interest rate debt instruments outstanding at an effective interest rate of 6.74%. A hypothetical change of 10% in the Company’s effective interest rate from the December 31, 2023 levels would increase or decrease annual interest expense by $4.9 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any derivative financial instruments.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $93.1 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $137.8 million and $98.2 million, respectively, as of December 31, 2023, associated with the Choice Privileges Loyalty Program.

As discussed in Note 1 to the consolidated financial statements, loyalty points earned represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Choice Privileges Loyalty Program is developed based on an estimate of the eventual redemption rates on future redemption behavior and point values using various actuarial methods. The amount of the Choice Privileges Loyalty Program fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures.

Auditing the Choice Privileges Loyalty Program results is complex due to: (1) the complexity of the models used to account for Choice Privileges Loyalty Program results; and (2) the complexity of estimating the future redemption rate and Choice Privileges Loyalty Program point values. Such estimates are highly judgmental given the significant estimation uncertainty associated with expected redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Choice Privileges Loyalty Program during the year. For example, we tested controls over management’s review of the assumptions and data inputs used in the accounting model and the actuarial methods used to estimate the ultimate redemption rate of Choice Privileges Loyalty Program points.

To test the recognition of revenues and liabilities associated with the Choice Privileges Loyalty Program, we performed audit procedures that included, among others, testing the completeness and accuracy of the data and significant assumptions used in the models and assessing the accounting models developed by the Company to recognize the related revenue and the liabilities. For example, we tested significant inputs into the accounting models, including the Choice Privileges Loyalty Program point values and the recognition of points earned and redeemed during the period. With the assistance of our actuarial specialists, we evaluated management’s methodologies as well as the actuarial assumptions used in estimating the Choice Privileges Loyalty Program expected redemption rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
February 20, 2024

CONSOLIDATED FINANCIAL STATEMENTS
CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Royalty, licensing and management fees	$513,412	$471,759	$397,218
Initial franchise fees	27,787	28,074	26,342
Platform and procurement services fees	75,114	63,800	50,393
Owned hotels	97,641	70,826	37,833
Other	46,051	64,740	28,669
Other revenues from franchised and managed properties	784,160	702,750	528,843
Total revenues	1,544,165	1,401,949	1,069,298
OPERATING EXPENSES
Selling, general and administrative	216,081	167,697	145,623
Business combination, diligence and transition costs	55,778	39,578	—
Depreciation and amortization	39,659	30,425	24,773
Owned hotels	71,474	48,837	24,754
Other expenses from franchised and managed properties	782,409	653,060	444,946
Total operating expenses	1,165,401	939,597	640,096
Impairment of long-lived assets	(3,736)	—	(282)
Gain on sale of business and assets, net	—	16,249	13
Operating income	375,028	478,601	428,933
OTHER EXPENSES AND INCOME, NET
Interest expense	63,780	43,797	46,680
Interest income	(7,764)	(7,288)	(4,981)
Gain on extinguishment of debt	(4,416)	—	—
Other (gain) loss	(10,649)	7,018	(5,134)
Equity in net (gain) loss of affiliates	(2,879)	(1,732)	15,876
Total other expenses and income, net	38,072	41,795	52,441
Income before income taxes	336,956	436,806	376,492
Income tax expense	78,449	104,654	87,535
Net income	$258,507	$332,152	$288,957

Basic earnings per share	$5.11	$6.05	$5.20
Diluted earnings per share	$5.07	$5.99	$5.15

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
Net income	$258,507	$332,152	$288,957
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(460)	(637)	72
Other comprehensive (loss) income, net of tax:	(460)	(637)	72
Comprehensive income	$258,047	$331,515	$289,029

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$26,754	$41,566
Accounts receivables (net of allowance for credit losses of $39,265 and $23,435, respectively)	195,896	216,614
Income taxes receivable	14,283	4,759
Notes receivable (net of allowance for credit losses of $3,035 and $4,125, respectively)	20,766	52,466
Prepaid expenses and other current assets	38,831	32,517
Total current assets	296,530	347,922
Property and equipment, net	493,478	427,306
Operating lease right-of-use assets	85,101	68,985
Goodwill	220,187	218,653
Intangible assets, net	811,075	742,190
Notes receivable (net of allowance for credit losses of $5,581 and $6,047, respectively)	78,900	55,577
Investments in equity securities, at fair value	116,374	—
Investments for employee benefit plans, at fair value	39,751	31,645
Investments in affiliates	70,579	30,647
Deferred income taxes	89,535	88,182
Other assets	93,289	91,068
Total assets	$2,394,799	$2,102,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131,284	$118,863
Accrued expenses and other current liabilities	109,248	131,410
Deferred revenue	108,316	92,695
Liability for guest loyalty programs	94,574	89,954
Current portion of long-term debt	499,268	2,976
Total current liabilities	942,690	435,898
Long-term debt	1,068,751	1,200,547
Long-term deferred revenue	133,501	134,149
Deferred compensation and retirement plan obligations	45,657	36,673
Income taxes payable	8,601	15,482
Operating lease liabilities	109,483	70,994
Liability for guest loyalty programs	43,266	47,381
Other liabilities	7,252	6,391
Total liabilities	2,359,201	1,947,515
Commitments and Contingencies (Note 23)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2023 and December 31, 2022; 49,526,245 and 52,200,903 shares outstanding at December 31, 2023 and December 31, 2022, respectively	951	951
Additional paid-in-capital	330,750	298,053
Accumulated other comprehensive loss	(5,671)	(5,211)
Treasury stock, at cost; 45,539,393 and 42,864,735 shares at December 31, 2023 and December 31, 2022, respectively	(2,046,791)	(1,694,857)
Retained earnings	1,756,359	1,555,724
Total shareholders’ equity	35,598	154,660
Total liabilities and shareholders’ equity	$2,394,799	$2,102,175

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258,507	$332,152	$288,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,659	30,425	24,773
Depreciation and amortization - other expenses from franchised and managed properties	36,076	33,488	25,721
Franchise agreement acquisition cost amortization	20,024	15,666	13,222
Gain on extinguishment of debt	(4,416)	—	—
Impairment of long-lived assets	3,736	—	282
(Gain) loss on sale of business and assets, net	—	(16,251)	530
Non-cash share-based compensation and other charges	46,809	42,974	35,731
Non-cash interest, investment, and affiliate (income) loss, net	(8,747)	7,365	(13,509)
Deferred income taxes	(1,336)	(19,642)	(1,006)
Equity in net (gain) loss of affiliates, less distributions received	(1,570)	489	23,985
Franchise agreement acquisition costs, net of reimbursements	(98,316)	(54,527)	(38,230)
Change in working capital and other	6,128	(5,078)	23,240
Net cash provided by operating activities	296,554	367,061	383,696
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property and equipment	(116,277)	(89,954)	(74,294)
Investments in intangible assets	(2,014)	(3,631)	(3,573)
Proceeds from the sale of assets and business	—	166,568	6,119
Asset acquisitions, net of cash paid	—	(856)	—
Cash received from extinguishment of notes receivable	—	—	301
Business acquisition, net of cash acquired	—	(550,431)	—
Proceeds from the termination of intangible assets	—	44,711	—
Contributions to investments in affiliates	(38,930)	(3,148)	(2,778)
Proceeds from the sale of affiliates	868	—	15,554
Purchases of investments for employee benefit plans	(4,194)	(4,185)	(1,705)
Proceeds from sales of investments for employee benefit plans	1,609	1,908	2,609
Purchases of equity securities	(112,420)	—	—
Issuances of notes receivable	(4,323)	(5,647)	(20,133)
Collections of notes receivable	10,852	975	213
Other items, net	(797)	1,260	(1,239)
Net cash used in investing activities	(265,626)	(442,430)	(78,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings pursuant to revolving credit facilities	(131,500)	360,000	—
Proceeds from issuance of Term Loan	500,000	—	—
Principal payments on long-term debt	—	(216,571)	—
Payments to extinguish acquired debt	—	(55,975)	—
Proceeds from acquired derivative	—	1,943	—
Debt issuance costs	(1,553)	(44)	(365)
Purchases of treasury stock	(362,772)	(434,767)	(13,365)
Dividends paid	(56,457)	(52,545)	(25,044)
Proceeds from the exercise of stock options	6,345	3,809	11,054
Net cash used in financing activities	(45,937)	(394,150)	(27,720)

Net change in cash and cash equivalents	(15,009)	(469,519)	277,050
Effect of foreign exchange rate changes on cash and cash equivalents	197	(520)	(224)
Cash and cash equivalents, beginning of period	41,566	511,605	234,779
Cash and cash equivalents, end of period	$26,754	$41,566	$511,605

	Years Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash payments during the year for
Income taxes, net of refunds	$94,342	$115,972	$106,539
Interest, net of capitalized interest	$60,773	$46,908	$43,939
Non-cash investing and financing activities
Dividends declared but not paid	$14,902	$13,136	$13,208
Asset acquisition from extinguishment of note receivable	$—	$20,446	$21,133
Investment in property, equipment and intangible assets acquired in accounts payable and accrued liabilities	$10,291	$5,383	$3,518

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2020	55,535,554	$951	$233,921	$(4,646)	$(1,260,478)	$1,024,500	$(5,752)
Net income	—	—	—	—	—	288,957	288,957
Other comprehensive income (loss), net of tax	—	—	—	72	—	—	72
Share-based payment activity (1)	185,867	—	25,396	—	8,811	8	34,215
Dividends declared (1)	—	—	—	—	—	(38,245)	(38,245)
Treasury purchases	(112,195)	—	—	—	(13,365)	—	(13,365)
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	332,152	332,152
Other comprehensive income (loss), net of tax	—	—	—	(637)	—	—	(637)
Share-based payment activity (1)	294,095	—	38,736	—	4,941	—	43,677
Dividends declared (1)	—	—	—	—	—	(51,648)	(51,648)
Treasury purchases	(3,702,418)	—	—	—	(434,766)	—	(434,766)
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	258,507	258,507
Other comprehensive income (loss), net of tax	—	—	—	(460)	—	—	(460)
Share-based payment activity (1)	366,121	—	32,697	—	13,889	—	46,586
Dividends declared ($0.2875 per share) (1)	—	—	—	—	—	(57,872)	(57,872)
Treasury purchases	(3,040,779)	—	—	—	(365,823)	—	(365,823)
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
(1) In May 2021, the Company resumed the payment of quarterly dividends, subject to future declarations by the Company's Board of Directors, and declared a quarterly cash dividend of $0.225 per share of common stock. On December 6, 2021, the Company's Board of Directors approved a 6% increase in the quarterly cash dividend and declared a quarterly cash dividend of $0.2375 per share of common stock. During the year ended December 31, 2022, the Company declared cash dividends at a quarterly rate of $0.2375 per share of common stock. In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the current per share dividend amount that was utilized in each of the dividends that were declared in 2023. During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their performance vested restricted stock units ("PVRSU"), which are presented in Share-based payment activity.

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
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary to fairly present the Company's financial position and results of operations. Except as otherwise disclosed, all adjustments are of a normal recurring nature.
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with the current year presentation. Business combination, diligence and transition costs, which were previously presented in selling, general and administrative expenses, are now presented within a standalone financial statement line item in the consolidated statements of income. The reclassification had no effect on the Company’s previously reported operating income or net income.
Acquisition of Radisson Hotels Americas
On August 11, 2022, the Company completed the acquisition (the "Transaction") of (1) all of the issued and outstanding shares of Radisson Hospitality, Inc., and (2) certain trademarks held by Radisson Hospitality Belgium BV/SRL (collectively referred to as "Radisson Hotels Americas").
The Company determined that it was the accounting acquirer of Radisson Hotels Americas and accounted for the Transaction as a business combination using the acquisition method of accounting. Accordingly, the assets acquired and the liabilities assumed were recorded at their fair values as of the August 11, 2022 acquisition date, with the exception of certain assets and liabilities which were accounted for in accordance with the provisions of ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The Company finalized the purchase price allocation for the Transaction during the third quarter of 2023. Refer to Note 24 for more information.
Revenue Recognition
Franchise Agreements
The Company's revenues are primarily derived from franchise agreements with third-party hotel owners. The majority of the Company’s performance obligations are a series of distinct services, which are described in more detail below, for which the Company receives variable consideration through franchise fees. The Company enters into franchise agreements to provide franchisees with a limited non-exclusive license to utilize the Company’s registered brand tradenames and trademarks, marketing and reservation services, and other miscellaneous franchise services. These agreements typically have an initial term of 10 to 30 years with provisions permitting the franchisees or the Company to terminate the franchise agreement upon designated anniversaries of the hotel opening before the end of the initial term. An up-front initial franchise fee is assessed to the third-party hotel owners to affiliate with our brands, which is typically paid prior to the execution of the franchise agreement and is non-refundable. After hotel opening, franchise fees are typically generated based on a percentage of gross room revenues or as designated transactions and events occur (such as when a reservation is delivered to the hotel through a specified channel) and are invoiced by the Company in the following month.
The franchise agreements are comprised of multiple performance obligations, which may require significant judgment in identifying. The primary performance obligations are as follows:
•License of brand intellectual property and related services (“brand intellectual property”) - Grants the right to access the Company’s intellectual property associated with the brand tradenames, trademarks, reservation systems, property management systems, and related services.

•Material rights for free or discounted goods or services to hotel guests - Primarily consists of the points issued under the Company’s guest loyalty program, Choice Privileges.
License of Brand Intellectual Property and Related Services
The fees generated from brand intellectual property are recognized to revenue over time as the hotel owners pay for access to these services for the duration of the franchise agreement. The franchise fees are typically based on the sales or usage of the underlying hotel (i.e., after the completion of a hotel stay), with the exception of fixed up-front fees that usually represent an insignificant portion of the transaction price. The variable transaction price is determined for the period when the underlying gross room revenues and the transactions or events which generate fees are known.
Franchise fees include the following:
•Royalty fees - Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. The royalty fees are billed and collected monthly and the revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees. The royalty fees are recognized within royalty, licensing and management fees revenue in the consolidated statements of income.
•Initial franchise fees - Initial franchise fees are charged when (i) new hotels enter the franchise system, (ii) there is a change of ownership, or (iii) the existing franchise agreements are extended. The initial franchise fees are recognized as revenue ratably as the services are provided over the enforceable period of the franchise agreement, unless the franchise agreement is terminated and the hotel exits the franchise system whereby the remaining deferred amounts are recognized to revenue in the period of termination. The enforceable period is the period from the hotel's opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty.
•Other revenue - Other revenue is a combination of miscellaneous non-marketing and reservation system fees, which includes quality assurance, non-compliance, and franchisee training fees. Other revenue is recognized in the period that the designated transaction or event has occurred.
The Company’s franchise agreements require the payment of marketing and reservation system fees. The Company is obligated to use these marketing and reservation system fees to provide marketing and reservation services, such as marketing, media, advertising, access to centralized reservation systems, and certain franchise services to support the operation of the overall franchise system. The marketing and reservation system fees are recognized within other revenues from franchised and managed properties in the consolidated statements of income. These services are comprised of multiple fees including the following:
•Fees based on a percentage of gross room revenues are recognized in the period the gross room revenue was earned, based on the underlying hotel’s sales or usage.
•Fees based on the occurrence of a designated transaction or event are recognized in the period the transaction or event occurred.
•System implementation fees charged to the franchisees are deferred and recognized as revenue over the enforceable period of the franchise agreement.
•Marketing and reservation system activities also include revenues generated from the Company’s guest loyalty programs. The revenue recognition of these programs is discussed in the Material rights for free or discounted goods or services to hotel guests section below.
Marketing and reservation system expenses are the expenses that are incurred to facilitate the delivery of the marketing and reservation system services, including direct expenses and an allocation of costs for certain administrative activities that are required to carry out marketing and reservation system services. Marketing and reservation system expenses are recognized when the services are incurred or the goods are received within other expenses from franchised and managed properties in the consolidated statements of income. As a result, the marketing and reservation system expenses may not equal the marketing and reservation system revenues in a specific period but are expected to equal the revenues earned from the franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the franchisor system surpass the balances currently available. The Company has the right to recover such advances in future periods through additional fee assessments or reduced spending.
Material Rights for Free or Discounted Goods or Services to Hotel Guests
Choice Privileges is the Company’s guest loyalty program, which enable members to earn points based on their spending levels with the Company’s franchisees or certain vendors (refer to the Partnership Agreements section below). The points, which the

Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g. gift cards to participating retailers). The Company collects from the franchisees a percentage of the loyalty program members’ gross room revenue from completed stays to operate the programs. At such time the points are redeemed for free accommodations or other benefits, the Company reimburses the franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits. The transaction price is variable and determined in the period when the loyalty points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty points are issued.
The Company is an agent in coordinating the delivery of the services between the loyalty program member and the franchisee or third party, and as a result, the revenues are recognized net of the cost of redemptions. The estimated value of the future redemptions is reflected in the current and non-current liability for guest loyalty program in the consolidated balance sheets. The liability for the guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to the outstanding points, which is relieved as the redemption costs are processed. The amount of the loyalty program fees in excess of the guest loyalty program point liability represents current and non-current deferred revenue, which is recognized to revenue as the points are redeemed including an estimate of the future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for the current and non-current designation of each liability. As of December 31, 2023, the current and non-current deferred revenue balances were $67.3 million and $30.9 million, respectively. The loyalty points are typically redeemed within three years of issuance. The loyalty program point redemption revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income.
The Company also recognizes revenues from various contracts that are incidental to the support of the operations for the franchised hotels, including the purchasing operations.
Partnership Agreements
The Company is a party to various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and the sale of Choice Privileges loyalty points, in exchange for fees primarily comprising variable consideration that is paid each month. Loyalty members can earn points through participation in the partner’s program.
The partnership agreements include multiple performance obligations. The primary performance obligations are for the brand intellectual property and material rights for free or discounted goods or services to hotel guests. The allocation of the fixed and variable consideration to the performance obligations is based on the standalone selling price, which is estimated based on the market and income methods, which contain significant judgments. The amounts allocated to the brand intellectual property are recognized on a gross basis over time using the output measure of the time elapsed, primarily within royalty, licensing and management fees and platform and procurement services fees in the consolidated statements of income. The amounts allocated to the material rights for free or discounted goods or services to hotel guests are recognized to revenue as the points are redeemed including an estimate of the breakage, primarily within other revenues from franchised and managed properties in the consolidated statements of income.
Qualified Vendors
The Company generates procurement services revenue from qualified vendors. The qualified vendor revenue is generally based on the marketing services provided by the Company on behalf of, and the access provided to, the qualified vendors to the hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of the revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. The fixed consideration is paid in installments based on a contractual schedule, with an initial payment typically due at contract execution. The variable consideration is typically paid quarterly after the sales to the franchisees or guests have occurred.
The qualified vendor agreements comprise a single performance obligation, which is satisfied over time based on the access afforded, and the services provided, to the qualified vendor for the stated duration of the agreement. The fixed consideration is allocated and recognized ratably to each period over the term of the agreement. The variable consideration is determined and recognized in the period when the vendors' sales to the franchisees or guests are known or the cash payment has been remitted. The qualified vendor revenues are recognized within platform and procurement services fees revenue in the consolidated statements of income.

Other
The Company is a party to other non-franchising agreements that generate revenue, which are primarily SaaS arrangements for non-franchised hoteliers, and is presented as other revenue in the consolidated statements of income. SaaS agreements typically include fixed consideration for installment and other initiation fees that are paid at the beginning of the contract, and variable consideration for recurring subscription revenue that is typically paid on a monthly basis. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. The fixed consideration is allocated and recognized ratably to each period over the term of the agreement. The variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Managed Hotels
The Company manages 14 hotels (inclusive of four owned hotels). The management agreements provide for the use of the Company's marks and hotel management services, include providing day-to-day management services in the operation of the hotels for the hotel owners. The fees generated from the management agreements are recognized to revenue over time as the hotel owners pay for access to these services for the duration of the management agreement, and include base and incentive management fees. Base management fees are generally based on a percentage of the hotel's monthly gross revenue and invoiced and collected monthly. Incentive management fees are generally based on a percentage of the hotel's operating profits as measured and invoiced on an annual basis. Base and incentive management fee revenues are recognized within royalty, licensing and management fees in the consolidated statements of income. Refer to Note 23 for more information on the management agreement guarantees.
The Company's management agreements include amounts that are contractually reimbursed to us by the hotel owners, either directly or indirectly, relating to certain costs and expenses that are paid by us in support of the operations of these hotel properties. The reimbursements include payroll and related costs and certain other operating costs of the managed properties' operations, which are reimbursed to us by the hotel owners as the expenses are incurred. The revenue related to these direct reimbursements is recognized based on the amount of the expenses incurred by the Company, which are recognized as other expenses from franchised and managed properties in the consolidated statements of operations. The hotel owner typically reimburses us on a monthly basis, which results in no net effect to operating income or net income. The revenues related to marketing and reservations are recognized over time and are intended to reimburse us, indirectly, for the expenses incurred in performing the marketing and reservation services. These managed revenues are presented within other revenues from franchised and managed properties in the consolidated statements of operations.
Owned Hotels
The Company owned ten hotels and nine hotels as of December 31, 2023 and 2022, respectively, from which the Company generates revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return, the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and the services are rendered.
Other ancillary goods and services at the owned hotels are purchased independently of the hotel stay at the standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals, and parking fees. The hotel room night and other ancillary hotel ownership revenues are recognized within owned hotels revenue in the consolidated statements of income.
Sales Taxes
The Company presents the taxes collected from customers and then remitted to governmental authorities on a net basis and, therefore, the taxes are excluded from revenues in the consolidated financial statements.

Business Combination, Diligence and Transition Costs
The Company incurs costs during the review of potential business combinations, including legal fees, financial advisory, and other professional service fees. If the Company is successful in completing a business combination, then the Company may incur transition and integration costs, including professional service fees, technology costs, and employee-related costs such as bonuses, retention, and severance. The business combination, diligence and transition costs are expensed as incurred in the consolidated statements of income.
Notes & Accounts Receivable and Allowances for Credit Losses
The Company provides financing in the form of notes receivable loans to franchisees to support the development or conversion of properties in strategic markets.
The Company accrues interest for notes receivable loans in accordance with loan provisions. The Company considers notes receivable loans past due and in default when payments are not made when due in accordance with the then-current loan provisions or the terms extended to the borrowers, including loans with concessions or interest deferral. The Company suspends the accrual of interest when payments on loans are more than 30 days past due or upon a loan being classified as collateral-dependent. The Company applies the payments received for loans on a non-accrual status first to interest and then to principal. The Company does not resume an interest accrual until all delinquent payments are received based on the then-current loan provisions.
The Company has developed a systematic methodology to determine its allowance for credit losses across our portfolio of notes receivable loans. The Company monitors the risk and performance of our portfolio by the level of security in the collateral (i.e., senior, subordinated, or unsecured), which is the Company's credit quality indicator. As each of the Company’s notes receivable loans has unique risk characteristics, the Company deploys its methodology to calculate allowances for credit losses at the individual notes receivable loan level.
The Company primarily utilizes a discounted cash flow ("DCF") technique to measure the credit allowance, influenced by the key economic variables of each note receivable loan. The Company identified the key economic variables for these loans to be the loan-to-cost ("LTC") or loan-to-value ("LTV") ratios and a debt service coverage ratio ("DSCR"). The LTC or LTV ratio represents the loan principal relative to the project cost or value and is an indication of the loan principal's ability to be re-paid at loan maturity. The DSCR represents property-specific net operating income as a percentage of the interest and principal payments incurred (i.e., debt service) on all debt of the borrower for the property and is an indication of the borrower's ability to make timely payments during the term of the loan. The LTC or LTV ratios and DSCR are considered during the loan underwriting process as indications of risk and, accordingly, we believe these factors are the most representative risk indicators for calculating the allowance for credit loss. Loans with higher LTC or LTV ratios and lower DSCR ratios generally are representative of loans with greater risk and, accordingly, have higher credit allowances as a percentage of loan principal. Conversely, loans with lower LTC or LTV ratios and higher DSCR ratios generally are representative of loans with lesser risk and, accordingly, have lower credit allowances as a percentage of loan principal. In preparing or updating a DCF model to measure the credit allowance, the Company develops various recovery scenarios and, based on the key economic variables, the present status of the loan, and the underlying collateral, applies a probability-weighting to the outputs of the scenarios.
Collateral-dependent financial assets are financial assets for which repayment is expected to be derived substantially through the operation or sale of the collateral and when the borrower is experiencing financial difficulty. For collateral-dependent loans, the expected credit losses are based on the fair value of the collateral, less the selling costs if repayment will be from the sale of the collateral. The Company calculates the fair value of the collateral using a DCF technique to project the cash flows or a market approach via quoted market prices. In developing the cash flow projections, the Company will review the borrower's financial statements for the property, economic trends, industry projections for the market where the property is located, and comparable sales capitalization rates.
Management assesses the credit quality of the notes receivable portfolio and the adequacy of the credit loss allowances on a quarterly basis and recognizes the provisions for credit losses in selling, general and administrative expenses in the consolidated statements of income. Significant judgment is required in this analysis.
Accounts receivable consists primarily of the franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses inherent in the accounts receivable balance. The Company determines the allowance considering its historical write-off experience, a review of the aged receivable balances and customer payment trends, the economic environment, and other available evidence. The Company recognizes the provisions for credit losses on accounts receivable in selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income.
When the Company determines that a trade or note receivable is not collectible, then the account is written-off to the associated allowance for credit losses.

Refer to Note 4 for more information on the receivables and the allowances for credit losses.
Advertising Costs
The Company expenses advertising costs as the advertising occurs. Advertising expense was $195.2 million, $170.4 million, and $81.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company presents advertising costs primarily in other expenses from franchised and managed properties in the consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at domestic banks, which at times may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances at international banks which do not provide deposit insurance.
Capitalization Policies
Property and equipment are generally recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Major renovations and replacements incurred during construction are capitalized. The costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. The capitalized software licenses pertaining to cloud computing arrangements are amortized using the straight-line method over the shorter of the cloud computing arrangement term or the estimated useful lives of the software. The Company capitalizes the interest incurred during the construction and development of property and equipment, including software. The total interest capitalized as a cost of property and equipment was $5.8 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively.
As construction in progress and software development are completed and then placed in service, the assets are transferred to the appropriate property and equipment categories and depreciation and amortization begins. Upon the sale or the retirement of the property, the cost and the related accumulated depreciation are eliminated from the accounts and any related gain or loss is recognized in the consolidated statements of income. Repairs and maintenance, and minor replacements, are charged to expense as incurred.
The Company has made certain acquisitions of hotel assets, which are recognized at the fair value of the consideration exchanged. Refer to Note 24 for more information. The Company acquires land parcels with the intention to develop hotels, which are recognized at cost within property and equipment, net in the consolidated balance sheets. If the Company determines that it will not progress to active construction and development of a land parcel, then the land parcel is reclassified to other assets in the consolidated balance sheets.
The table below summarizes the estimated useful lives for the respective assets for depreciation and amortization purposes:

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
•The sale of the asset is probable and the Company expects the completed sale will occur within one year; and
•The asset is actively being marketed for sale at a price that is reasonable given its current market value.
Upon designation as an asset held for sale, the Company recognizes the carrying value of each asset as a component of other current assets at the lower of its carrying value or its estimated fair value, less the estimated costs to sell, and immediately ceases the recognition of depreciation or amortization expense on the asset.
If, at any time, these criteria are no longer met, subject to certain exceptions, then the assets previously classified as held for sale are reclassified as held and used and measured individually at the lower of (a) the carrying amount before the asset was classified as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the asset been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.
Long-Lived Assets, Intangible Assets, and Goodwill
The Company groups its long-lived assets, including property and equipment and definite-lived intangible assets (e.g., franchise rights and franchise agreement acquisition costs), at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates the potential impairment of its long-lived asset groups annually as of December 31 or earlier when other circumstances indicate that the Company may not be able to recover the carrying value of the asset group. When indicators of impairment are present, then the recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the asset group, then an impairment charge is measured and recognized, as applicable, for the excess of the carrying value over the fair value of the asset group. The fair value of the long-lived asset groups are estimated primarily using discounted cash flow analyses representing the highest and best use by an independent market participant. Significant management judgment is involved in evaluating any indicators of impairment and developing any required projections to test for the recoverability or the estimated fair value. Furthermore, if management uses different projections or if different conditions occur in future periods, then future operating results could be materially impacted.
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2023, 2022, and 2021, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangible assets, which are recognized within selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income. Refer to Note 2 for additional information.
During the year ended December 31, 2023, the Company recognized an impairment loss on the long-lived assets associated with the legacy Radisson corporate office lease. Refer to Note 6 for additional information.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of December 31 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangible assets. The Company determines the fair value of its reporting units and indefinite-lived intangible assets using the income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2023, the Company's goodwill is allocated solely to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. The determination of whether a variable interest is a VIE includes both quantitative and qualitative considerations. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed to be the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impacts the entity's economic performance and who has an obligation to absorb the losses of the entity or a right to receive the benefits from the entity that could potentially be significant. The Company consolidates those entities in which it is determined to be the primary beneficiary. As of December 31, 2023, the Company is not the primary beneficiary of any VIE. The Company's qualitative analysis is based on its review of the design of the entity, the organizational structure including its decision-making ability, and the relevant development, operating management, and financial agreements.

The investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.
Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable, such as a loan default, significant under-performance relative to historical or projected operating performance, and/or significant negative industry, market, or economic trends. When there is an indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. The fair value is based upon internally-developed discounted cash flow models, third-party appraisals, or current estimated net sales proceeds from pending offers. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three in the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. If the estimated fair value is less than the carrying value, then management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition, near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed to be other-than-temporary, then the impairment charge is recognized to earnings. The Company did not recognize any impairment charges on its investments in affiliates during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recognized impairment charges of $0.2 million and $19.3 million, respectively, related to multiple investments in affiliates that are accounted for under the equity method of accounting. The impairment charges were recognized within equity in net (gain) loss of affiliates in the consolidated statements of income. Refer to Note 8 for additional information.
Investments in Equity Securities
The Company's investments in equity securities are recognized at fair value in the consolidated balance sheets, and the unrealized gains and losses on the investments in equity securities are recognized as other (gain) loss in the consolidated statements of income. Refer to Note 14 for additional information on the fair value measurements of the equity securities. The realized gains and losses on the investments in equity securities are recognized upon the disposition of the equity securities using the specific identification method as other (gain) loss in the consolidated statements of income.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of the consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates the assets and liabilities at the exchange rate in effect as of the financial statements date, and translates income statement accounts using the approximate weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity (deficit). The Company presents foreign currency transaction gains and losses, and the effect of inter-company transactions of a short-term or trading nature, within other (gain) loss in the consolidated statements of income. For the years ended December 31, 2023, 2022, and 2021, the foreign currency transaction (gains) losses were $(0.5) million, $1.0 million, and $0.4 million, respectively.
Share-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of the equity or liability instruments issued. The compensation expense is recognized on a straight-line basis over the requisite service period. Over the life of the share-based award grant, the Company's estimate of the share-based compensation expense for the share-based awards with performance and/or service requirements will be adjusted so that compensation expense is recognized only for the share-based awards that will ultimately vest. For the share-based award grants with market conditions, the fair value of the award is determined on the grant date and compensation expense is recognized on a straight-line basis over the life of the grant.
Leases
The Company determines if an arrangement is a lease, and the classification as either an operating lease or a financing lease, at lease inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in our consolidated balance sheets. As of December 31, 2023 and 2022, the Company did not have any leases classified as a financing lease.

On the commencement date, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Operating lease right-of-use assets are further offset by any prepaid rent, lease incentives, and any initial direct costs incurred. When a lease agreement does not provide an implicit rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date in determining the present value of the future minimum lease payments.
Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments include certain index-based changes in rent, certain non-lease components (such as maintenance and other services provided by the lessor), and other charges included in the lease. Variable lease payments are excluded from the future minimum lease payments and expensed as incurred.
The Company has made an election to not separate the lease and the non-lease components for all classes of underlying assets in which it is the lessee. In addition, the Company has made an election to not recognize short-term leases with an initial term of 12 months or less in the consolidated balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
Recently Adopted & Issued Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2021-08 which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for the annual reporting period beginning after December 15, 2022 and the interim periods within that fiscal years. Early adoption is permitted.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses ("ASU 2022-02"). ASU 2022-02 eliminates the recognition and measurement guidance on troubled debt restructuring for creditors that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("Topic 326"), requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty, and includes new guidance on current-period gross write-offs presentation. ASU 2022-02 is effective for the annual reporting period beginning after December 15, 2022 and the interim periods within that fiscal year. Early adoption is permitted. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and applied in the accounting for loan modifications made for borrowers experiencing financial difficulty in the fourth quarter of 2023. Refer to Note 4 for more information.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss on both an annual and an interim basis. ASU 2023-07 is effective for the annual reporting period beginning after December 15, 2023 and the interim periods within the annual reporting period beginning after December 15, 2024. The Company is currently evaluating the potential impact that ASU 2023-07 will have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is designed to provide additional information to financial statement users in regards to how an entity's operations, risks, and planning affect its tax rate, opportunities, and future cash flows. ASU 2023-09 is effective for the annual reporting period beginning after December 15, 2024. Based on the Company's assessment, the adoption of this standard is not expected to have an impact on the Company's consolidated financial statements, but it will require enhanced income tax disclosures in the notes to the consolidated financial statements.
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

Deferred revenues from initial fees and system implementation fees are typically recognized over a ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby the remaining deferred amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.
The following table summarizes the significant changes in the contract liabilities balances during the year ended December 31, 2023:

(in thousands)
Balance as of December 31, 2022	$209,359
Increases to the contract liability balance due to cash received	115,661
Revenue recognized in the period	(115,125)
Balance as of December 31, 2023	$209,895
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied performance obligations was $209.9 million as of December 31, 2023. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. The capitalized franchise sales commissions are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby the remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. As of December 31, 2023 and 2022, the capitalized franchise sales commissions were $58.6 million and $57.6 million, respectively, which are recognized within other assets in the consolidated balance sheets. For the years ended December 31, 2023, 2022, and 2021, amortization expense and impairment charges were $13.1 million, $13.0 million, and $11.9 million, respectively, which are recognized in selling, general and administrative expenses in the consolidated statements of income.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition costs”). These payments are recognized as an adjustment to the transaction price and capitalized as an intangible asset in the consolidated balance sheets. The franchise agreement acquisition cost intangible assets are amortized on a straight-line basis over the estimated benefit period of the arrangement as a reduction to royalty, licensing and management fees and other revenues from franchised and managed properties in the consolidated statements of income. For the years ended December 31, 2023, 2022, and 2021, impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, were $7.3 million, $2.5 million, and $11.1 million, respectively, which are recognized in selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income.

Disaggregation of Revenue
The following table presents our revenues by over time and point in time recognition:

	Year Ended December 31, 2023
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$502,164	$11,248	$513,412
Initial franchise fees	27,787	—	27,787
Platform and procurement services fees	72,275	2,839	75,114
Owned hotels	72,132	25,509	97,641
Other	46,051	—	46,051
Other revenues from franchised and managed properties	705,114	79,046	784,160
Total revenues	$1,425,523	$118,642	$1,544,165

	Year Ended December 31, 2022
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$471,601	$158	$471,759
Initial franchise fees	28,074	—	28,074
Platform and procurement services fees	60,768	3,032	63,800
Owned hotels	55,428	15,398	70,826
Other	64,740	—	64,740
Other revenues from franchised and managed properties	596,668	106,082	702,750
Total revenues	$1,277,279	$124,670	$1,401,949

	Year Ended December 31, 2021
(in thousands)	Over time	Point in time	Total
Royalty, licensing and management fees	$397,218	$—	$397,218
Initial franchise fees	26,342	—	26,342
Platform and procurement services fees	47,878	2,515	50,393
Owned hotels	32,191	5,642	37,833
Other	28,669	—	28,669
Other revenues from franchised and managed properties	465,184	63,659	528,843
Total revenues	$997,482	$71,816	$1,069,298
The owned hotels revenues that are recognized at a point in time represent the goods and services that are purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining revenues that are recognized at a point in time represent the loyalty points that are redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the years ended December 31, 2023, 2022, and 2021, the loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $93.1 million, $109.3 million, and $66.2 million, respectively.
During the year ended December 31, 2022, other revenues included contract termination fee revenue of $22.7 million from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consisted of $67.4 million in consideration received, less the $44.7 million in intangible assets that were initially recognized on the date of the WoodSpring acquisition.
As presented in Note 20, the Corporate & Other segment revenue amounts were $110.9 million, $108.9 million, and $45.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are presented in other revenues and owned hotels revenues in the consolidated statements of income. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and other revenues from franchised and managed properties are presented net of intersegment revenues of $11.1 million, $5.5 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Prepaid expenses	$34,669	$29,640
Other current assets	4,162	2,877
Total prepaid expenses and other current assets	$38,831	$32,517
4. Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

	December 31,
(in thousands)	2023	2022
Senior	$85,919	$95,466
Subordinated	17,004	17,075
Unsecured	5,359	5,674
Total notes receivable	108,282	118,215
Less: allowance for credit losses	8,616	10,172
Total notes receivable, net of allowance for credit losses	$99,666	$108,043
Current portion, net of allowance for credit losses	$20,766	$52,466
Long-term portion, net of allowance for credit losses	$78,900	$55,577
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2023	2022	2021	2020	2019	Prior	Total
Senior	$—	$—	$—	$—	$28,840	$57,079	$85,919
Subordinated	3,496	—	—	—	—	13,508	17,004
Unsecured	—	234	1,291	886	208	2,740	5,359
Total notes receivable	$3,496	$234	$1,291	$886	$29,048	$73,327	$108,282
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

	December 31,
(in thousands)	2023	2022
Beginning balance	$10,172	$16,779
Provision for credit losses	763	(938)
Recoveries	(2,319)	(5,669)
Ending balance	$8,616	$10,172
As of December 31, 2023 and December 31, 2022, one note receivable loan with a senior credit quality indicator met the definition of collateral-dependent and is collateralized by membership interests in the borrowing entities and the associated land parcel. The Company used a market approach using quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the note receivable loan. The allowances for credit losses attributable to the collateral-dependent note receivable loan increased by $1.3 million from $0.9 million as of December 31, 2022 to $2.2 million as of December 31, 2023.
During the year ended December 31, 2023, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower. During the year ended December 31, 2022, the recoveries were primarily associated with a note receivable loan that was previously classified as collateral-dependent and was settled in exchange for an operating hotel on April 14, 2022. Refer to Note 24 regarding the 2022 asset acquisition accounting.
The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1-30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2023
Senior	$—	$—	$15,200	$15,200	$70,719	$85,919
Subordinated	—	2,936	—	2,936	14,068	17,004
Unsecured	—	—	400	400	4,959	5,359
	$—	$2,936	$15,600	$18,536	$89,746	$108,282
As of December 31, 2022
Senior	$—	$15,200	$—	$15,200	$80,266	$95,466
Subordinated	—	—	2,209	2,209	14,866	17,075
Unsecured	20	40	40	99	5,574	5,674
	$20	$15,240	$2,249	$17,508	$100,706	$118,215
The amortized cost basis of the notes receivable in a non-accrual status was $15.9 million and $18.7 million as of December 31, 2023 and 2022, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $95.1 million and $103.2 million as of December 31, 2023 and 2022, respectively. The Company has determined that it is not the primary beneficiary of these VIEs. For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 23.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the year ended December 31, 2023, the Company recognized provisions for credit losses on accounts receivable of $7.5 million in selling, general and administrative expenses, and $9.0 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2022, the Company recognized reversals of provisions for credit losses on accounts receivable of $0.4 million in selling, general and administrative expenses, and provisions for credit losses on accounts receivable of $1.4 million in other expenses from franchised and managed properties, in the consolidated statements of income. For the years ended December 31, 2023 and 2022, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $0.6 million and $12.4 million, respectively.

5. Property and Equipment
The components of property and equipment were the following:

	December 31,
(in thousands)	2023	2022
Land and land improvements	$44,978	$37,335
Construction in progress and software under development	98,310	76,700
Computer equipment and software	261,287	243,436
Buildings and leasehold improvements	305,485	261,669
Furniture, fixtures, vehicles and equipment	63,917	61,489
Property and equipment	773,977	680,629
Less: Accumulated depreciation and amortization	(280,499)	(253,323)
Property and equipment, net	$493,478	$427,306
For the years ended December 31, 2023, 2022, and 2021, depreciation expense, excluding the activity attributable to other expenses from franchised and managed properties, was $20.9 million, $14.5 million, and $16.5 million, respectively.
As of December 31, 2023 and 2022, unamortized capitalized software development costs were $50.3 million and $58.5 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the amortization of capitalized software development costs was $30.3 million, $26.6 million, and $14.1 million, respectively, which is included in the other expenses from franchised and managed properties and depreciation and amortization line items in the consolidated statements of income.
6. Goodwill, Impairment of Assets, and Sale of Business and Assets
Goodwill
The following table summarizes the carrying amount of the Company's goodwill:

	December 31,
(in thousands)	2023	2022
Goodwill	$226,231	$166,774
Accumulated impairment losses	(7,578)	(7,578)
Goodwill, net of accumulated impairment losses	218,653	159,196
Goodwill arising from the Radisson Hotels Americas acquisition (refer to Note 24)	1,534	59,457
Goodwill, net carrying amount	$220,187	$218,653
As of December 31, 2023 and 2022, goodwill is entirely attributable to the Hotel Franchising reporting unit. The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising & Management reportable segment in Note 20.
Long-lived Asset Group Impairments
Legacy Radisson Corporate Office Lease
On October 12, 2023, the Company executed an agreement to sublease the legacy Radisson corporate office space in Minneapolis, Minnesota. As a result of the intended change of use, the Company determined the assets associated with the legacy Radisson corporate office space represent their own long-lived asset group, inclusive of the head lease right-of-use asset and leasehold improvements, with a carrying value of $9.5 million. The legacy Radisson corporate office space long-lived asset group was determined to be impaired due to the carrying value exceeding its fair value, which resulted in the recognition of a $3.4 million impairment loss, which is presented in impairments of long-lived assets in the consolidated statements of income and the Corporate & Other segment in Note 20. This nonrecurring fair value measurement, which is based on a discounted cash flows analysis, is classified as Level 3 in the fair value measurement hierarchy because there are unobservable inputs which are significant to the overall fair value.
Real Estate Asset Sales
During the year ended December 31, 2022, four separately owned Cambria hotel assets or land parcels met the held for sale classification and the Company completed the sale transactions to third-party franchisees, which resulted in the derecognition of the assets from the consolidated balance sheets. During the year ended December 31, 2022, the Company recognized a gain on sale of business and assets, net for the four sale transactions of $16.2 million in the Corporate & Other segment.
Commercial Office Building
On December 30, 2014, a court awarded the Company title to a commercial office building as settlement of a portion of an outstanding loan receivable for which the building was pledged as collateral. In 2021, the Company committed to a plan to sell the commercial office building, which met the held for sale classification in the third quarter of 2021. The commercial office building was sold in November 2021 for $6.1 million, which resulted in a gain of $13 thousand which is presented in gain on sale of business and assets, net in the consolidated statements of income. The financial results of the commercial office building are included in the Corporate & Other segment in Note 20.
7. Intangible Assets
The components of the Company's intangible assets were the following:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights(1)	$354,735	$123,845	$230,890	$352,665	$104,836	$247,829
Franchise Agreement Acquisition Costs(2)	424,695	98,103	326,592	307,169	68,085	239,084
Trademarks & Other(3)	19,876	13,721	6,155	19,236	12,888	6,348
Capitalized SaaS Licenses(4)	17,397	16,673	724	17,807	15,592	2,215
Total amortizing intangible assets	816,703	252,342	564,361	696,877	201,401	495,476
Trademarks (non-amortizing)(5)	246,714	—	246,714	246,714	—	246,714
Total intangible assets	$1,063,417	$252,342	$811,075	$943,591	$201,401	$742,190
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the franchise rights established from the Radisson Hotels Americas Transaction, as well as WoodSpring franchise rights active since acquisition. The franchise rights are being amortized over useful lives ranging from 12 to 15 years on a straight-line basis.
(2)Represents certain payments to customers as an incentive to enter into new franchise agreements, which are amortized as a reduction to royalty, licensing and management fees and other revenues from franchised and managed properties in the consolidated statements of income over useful lives generally ranging from 10 to 30 years on a straight-line basis commencing at hotel opening. The gross and accumulated amortization amounts are written off upon full amortization recognition, including the termination of an associated franchise agreement. Refer to Note 2 for a discussion of the impairments recognized.
(3)Represents definite-lived trademarks and other various amortizing assets, including management agreements, which are generally amortized on a straight-line basis over a period of 10 years to 30 years.
(4)Represents software licenses capitalized under a SaaS agreement, which are generally amortized on a straight-line basis over an average period of 3 years.
(5)Represents the purchase price assigned to the Radisson, WoodSpring, and Suburban trademarks established at the time of their respective acquisitions. The trademarks are non-amortizing assets because they are expected to generate future cash flows for an indefinite period of time.
For the years ended December 31, 2023, 2022, and 2021, amortization expense on the amortizing intangible assets was $42.5 million, $35.1 million, and $25.2 million, respectively.
The estimated annual amortization expense on the amortizing intangible assets for each of the next five years is as follows:

(in thousands)
2024	$42,560
2025	$41,598
2026	$40,886
2027	$39,808
2028	$37,982
8. Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels in strategic markets.
As of December 31, 2023 and 2022, the Company had total investments in affiliates in the consolidated balance sheets of $70.6 million and $30.6 million, respectively, which included investments in affiliates that represent VIEs of $59.4 million and $24.5 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the

Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the years ended December 31, 2023, 2022, and 2021, the Company recognized losses totaling $3.4 million, $3.7 million, and $18.9 million, respectively, from these investment that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 23 of these consolidated financial statements.
The Company recognized no impairment charges during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recognized impairment charges of $0.2 million and $19.3 million, respectively, related to certain equity method investments. The Company estimated the fair value of each investment on an individual basis and derived the fair value from a combination of observable prices from offers received for either the underlying collateral or the ownership interest of the unconsolidated affiliate, comparable market transactions, and DCF techniques to project the cash flows for the investment based upon the underlying property. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of the expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three in the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on these analyses, in each case the Company determined that the fair value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recognized an impairment charge equal to the difference between the carrying value and the estimated fair value for each investment.
During the years ended December 31, 2023 and 2021, the Company received distributions of $0.9 million and $15.6 million, respectively, from the sales of ownership interests or from the distributions from the sales of the underlying assets of the affiliates, which resulted in no net gains (losses) and a $6.9 million net gain, respectively. The Company received no distributions and therefore recognized no net gains (losses) during the year ended December 31, 2022.
The Company's ownership interests in its affiliates were as follows:

	Ownership Interest
	December 31, 2023	December 31, 2022
Choice Hotels Canada, Inc.(1)	50%	50%
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
City Market Hotel Development, LLC	43%	43%
CS Woodlands, LLC (2)	—%	50%
926 James M. Wood Boulevard, LLC	75%	75%
EH Glendale JV LLC	80%	—%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph LLC	20%	20%
EH Nampa JV LLC	80%	80%
Radisson Hotel La Crosse (1)	14%	14%
EH Cheyenne JV LLC	80%	—%
EH Waco JV LLC	80%	—%
EH Amarillo JV LLC	80%	—%
EH Yuma JV LLC	80%	—%
EH El Paso JV LLC	80%	—%
EH Brownsville JV LLC	80%	—%
(1) Non-VIE investments.
(2) During the year ended December 31, 2023, the Company received distributions resulting from the sale of the underlying assets of the affiliate.

The following tables present summarized financial information for all of the unconsolidated joint ventures in which the Company holds an investment in affiliate that is accounted for under the equity method of accounting:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues	$65,634	$58,821	$35,514
Operating income	$12,504	$7,977	$2,299
Income (loss) from continuing operations	$314	$1,837	$(5,227)
Net loss	$(1,255)	$(1,058)	$(1,593)

	As of December 31,
(in thousands)	2023	2022
Current assets	$63,397	$39,870
Non-current assets	269,693	237,347
Total assets	$333,090	$277,217

Current liabilities	$63,526	$38,660
Non-current liabilities	177,451	181,894
Total liabilities	$240,977	$220,554
9. Other Assets
Other assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Land and buildings	$20,303	$20,303
Capitalized franchise sales commissions	58,611	57,606
Other assets	14,375	13,159
Total other assets	$93,289	$91,068
The land and buildings presented as other assets in the consolidated balance sheets represent real estate that the Company does not intend to progress to active construction and development.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$51,385	$75,453
Accrued interest	10,606	9,628
Dividends payable	14,902	13,136
Termination benefits	5,252	1,242
Income taxes payable	6,954	6,388
Current operating lease liabilities	4,238	10,663
Other liabilities	15,911	14,900
Total accrued expenses and other current liabilities	$109,248	$131,410

11. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
(in thousands)	2023	2022
Initial franchise fees	$128,935	$123,790
Loyalty programs	98,225	93,419
System implementation fees	3,912	4,675
Procurement services fees	7,963	2,568
Other	2,782	2,392
Total deferred revenue	$241,817	$226,844
Current portion	$108,316	$92,695
Long-term portion	$133,501	$134,149
Refer to Note 2 for the revenue recognition policies resulting in the deferral of revenue, including loyalty programs and the relationship between the loyalty programs deferred revenue and the liability for the guest loyalty programs.
12. Debt
Debt consisted of the following:

	December 31,
	2023	2022
	(in thousands)
$500 million unsecured term loan due 2024 ("2023 Term Loan") with an effective interest rate of 6.83%, less a discount and deferred issuance costs of $0.7 million at December 31, 2023	$499,268	$—
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.3 million and $4.9 million at December 31, 2023 and December 31, 2022, respectively	445,690	445,080
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.6 million and $4.2 million at December 31, 2023 and December 31, 2022, respectively	396,440	395,838
$850 million senior unsecured revolving credit facility with an effective interest rate of 6.54%, less deferred issuance costs of $1.9 million and $1.8 million at December 31, 2023 and December 31, 2022, respectively	226,621	358,189
Economic development loans with an effective interest rate of 3% at December 31, 2022	—	4,416
Total debt	$1,568,019	$1,203,523
Less: current portion	499,268	2,976
Total long-term debt	$1,068,751	$1,200,547
As of December 31, 2023, the scheduled principal maturities of debt, net of unamortized discounts, premiums, and deferred issuance costs, were as follows:

(in thousands)	Senior Notes	Revolving Credit Facility	Term Loan	Total
2024	$—	$—	$499,268	$499,268
2025	—	—	—	—
2026	—	226,621	—	226,621
2027	—	—	—	—
2028	—	—	—	—
Thereafter	842,130	—	—	842,130
Total payments	$842,130	$226,621	$499,268	$1,568,019

Senior Unsecured Credit Facility
On February 14, 2023, the Company entered into a Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement (the "Amendment"). The Amendment provides, among other things, for (i) an increase in the aggregate amount of commitments under the Company's existing $600 million unsecured credit facility (the "Revolver") by $250 million (the “Increased Commitments”) to an aggregate amount of $850 million, and (ii) the replacement of the interest reference rate for U.S. dollar-denominated borrowings under the Revolver from the London Interbank Offered Rate to an adjusted Secured Overnight Financing Rate. The pricing and other terms applicable to the Increased Commitments are the same as those applicable to the existing revolving loan commitments that were in effect prior to the Amendment. Except as amended by the Amendment, the remaining terms of the unsecured credit facility remain in full force and effect.
2023 Term Loan
On December 18, 2023, the Company entered into a $500 million unsecured term loan with a maturity date of December 16, 2024 (the "2023 Term Loan"), which has an optional one-year extension that can be requested by the Company prior to the initial maturity date. The extension option is subject to the consent of the lenders and certain customary conditions.
The 2023 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date. Upon the occurrence of certain debt issuances and equity issuances, as defined in the term loan agreement, the Company is required to make certain principal prepayments of the 2023 Term Loan in an amount equal to 100% of the net cash proceeds from those debt and equity issuances.
The Company may elect to have the 2023 Term Loan bear interest at a rate equal to (i) SOFR (subject to a credit spread adjustment of 0.10% and a 0.00% floor) plus a margin ranging from 125 to 175 basis points, or (ii) a base rate plus a margin ranging from 25 to 75 basis points. In each case, the margin is determined according to the Company’s senior unsecured long-term debt rating.
The term loan agreement requires that the Company comply with various covenants, including restrictions on liens, incurring indebtedness, making dividends, stock repurchases, investments, and completing mergers and/or asset sales. The term loan agreement has financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0, and a total leverage ratio of not more than 4.5 to 1.0 which may be increased to 5.5 to 1.0 for up to three consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. As long as the Company maintains an Investment Grade Rating, as defined in the term loan agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The term loan agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest, and other obligations of the Company under the term loan agreement to be immediately due and payable.
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
Repayment of the advances is contingent upon the Company achieving certain performance conditions. The performance conditions are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Any outstanding advances upon expiration of the Company's ten-year corporate headquarters lease agreement in 2023 will be forgiven in full. The $4.4 million of advances were included in debt in the consolidated balance sheets.
Upon the expiration of the Company's previous ten-year corporate headquarters lease agreement in 2023, the Company concluded that it had achieved the performance conditions over the entire term of the agreement and therefore, the Company is not required to repay the advances. As a result, during the year ended December 31, 2023, the Company derecognized the $4.4 million economic development loans debt from the consolidated balance sheets and recognized a gain on extinguishment of debt in the consolidated statements of income.

13. Non-Qualified Retirement, Savings, and Investment Plans
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and Non-Qualified Plan, (together, the "Deferred Compensation Plan"), the Company recognized current and long-term deferred compensation and retirement plan liabilities of $47.5 million and $37.4 million as of December 31, 2023 and 2022, respectively, related to these deferrals and credited investment returns under these two deferred compensation plans. Compensation expense is recognized in selling, general and administrative expenses in the consolidated statements of income based on the change in the deferred compensation obligations related to the earnings credited to the participants as well as the changes in the fair value of the diversified investments. For the years ended December 31, 2023 and 2021, the increase in compensation expense recognized in selling, general and administrative expenses was $7.0 million and $6.1 million, respectively. For the year ended December 31, 2022, the decrease in compensation expense recognized in selling, general and administrative expenses was $5.3 million.
Under the Deferred Compensation Plan, the Company has invested the employee salary deferrals in diversified long-term investments which are intended to provide investment returns that offset the earnings credited to the participants. As of December 31, 2023 and 2022, the employee benefit plans investments held in the trusts totaled $41.6 million and $32.4 million, respectively, and are recognized at fair value, which is based on quoted market prices. As of December 31, 2023, the Company expects $1.8 million of the assets held in the trusts to be distributed during the year ended December 30, 2024 to plan participants. These investments are considered trading securities and therefore, the changes in the fair value of the diversified assets is included in other (gain) loss in the consolidated statements of income. During the years ended December 31, 2023 and 2021, the Company recognized investment gains of $6.6 million and $5.6 million, respectively. During the year ended December 31, 2022, the Company recognized investment losses of $6.0 million. The Deferred Compensation Plan held no shares of the Company's common stock as of December 31, 2023 and 2022.
14. Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs on a recurring basis.
Level 1 - Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of equity securities and mutual funds held in the Company's Deferred Compensation Plan.
Level 2 - Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company's Deferred Compensation Plan.
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
Equity securities	$116,374	$116,374	$—	$—
Mutual funds(1)	36,810	36,810	—	—
Money market funds(1)	4,767	—	4,767	—
Total	$157,951	$153,184	$4,767	$—
December 31, 2022
Equity securities	$—	$—	$—	$—
Mutual funds(1)	29,143	29,143	—	—
Money market funds(1)	3,242	—	3,242	—
Total	$32,385	$29,143	$3,242	$—
(1)The current assets at fair value noted above are presented in prepaid expenses and other assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Investments in Equity Securities

The following table is a summary of the unrealized gains and losses of investments in equity securities. There have been no dispositions and therefore no realized gains or losses in equity securities during the year ended December 31, 2023.
	2023				2022
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities	$112,420	$3,954	$—	$116,374	$—	$—	$—	$—
Other Financial Instruments Disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rate on the senior unsecured revolving credit facility and the 2023 Term Loan adjusts frequently based on current market interest rates; therefore, the Company believes the carrying amount approximates fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 12 for additional information on debt. As of December 31, 2023 and 2022, the carrying amounts and the fair values were as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,690	$389,241	$445,080	$384,647
2019 Senior Notes	$396,440	$355,068	$395,838	$349,368
The fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
15. Income Taxes
The total income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$303,337	$409,666	$355,408
Outside the U.S.	33,619	27,140	21,084
Income before income taxes	$336,956	$436,806	$376,492

The provision for income taxes, classified by the timing and the location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current tax expense
Federal	$60,493	$103,275	$71,573
State	16,890	20,068	15,605
Foreign	1,593	2,331	1,041
Deferred tax (benefit) expense
Federal	(2,022)	(18,974)	(2,690)
State	(1,874)	(4,163)	(1,254)
Foreign	3,369	2,117	3,260
Income tax expense	$78,449	$104,654	$87,535
The net deferred tax assets were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued compensation	$18,325	$17,044
Deferred revenue	30,007	46,758
Receivable, net	12,460	8,599
Tax credits	19,194	16,379
Operating lease liabilities	28,673	19,715
Partnership interests	5,516	3,948
Foreign net operating losses	7,564	8,245
Non-U.S. intellectual property	15,149	17,642
Other	6,588	5,589
Total gross deferred tax assets	143,476	143,919
Less: Valuation allowance	(24,228)	(21,402)
Deferred tax assets	$119,248	$122,517
Deferred tax liabilities:
Property, equipment and intangible assets	$(5,605)	$(15,585)
Operating lease ROU assets	(21,379)	(17,703)
Other	(2,729)	(1,047)
Deferred tax liabilities	(29,713)	(34,335)
Net deferred tax assets	$89,535	$88,182
The Company assesses all positive and negative evidence to estimate whether sufficient future taxable income will be generated to use its deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $2.8 million due to state tax credits.
The Company has $19.2 million of state income tax credit carryforwards. It is unlikely that we will realize these benefits. Accordingly, the Company has provided a full valuation allowance against these carryforwards. The Company has also provided a tax-effected valuation allowance of $5.0 million on its foreign deferred tax assets because the Company believes that it is unlikely that we will realize some of these benefits.
As of December 31, 2023, the Company had gross foreign net operating losses ("NOLs") of $28.5 million, all of which have indefinite carryforward lives. The Company has recorded a tax-effected valuation allowance of $2.0 million for these NOLs, primarily related to France and India. In addition, the Company has a Dutch deferred tax asset of $15.2 million, for which it has recorded a valuation allowance of $3.0 million. The Dutch valuation allowance did not change during the year ended December 31, 2023.

The following table presents a reconciliation of the statutory United States federal income tax rate to the effective income tax rate for continuing operations:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2%	3.0%	3.1%
Benefits related to foreign operations	0.3%	0.1%	(0.2)%
Expenses (benefits) related to compensation, net	1.0%	1.0%	0.5%
Unrecognized tax positions	0.5%	0.2%	0.2%
International Reorganization	—%	—%	1.1%
Tax credits	(2.4)%	(1.5)%	(1.8)%
Valuation allowance	0.6%	0.5%	(0.2)%
Other	(0.9)%	(0.3)%	(0.4)%
Effective income tax rate	23.3%	24.0%	23.3%
The Company's effective income tax rates from continuing operations were 23.3%, 24.0%, and 23.3% for the years ended December 31, 2023, 2022, and 2021, respectively.
The effective income tax rates for the years ended December 31, 2023, 2022, and 2021 were higher than the U.S. federal income tax rate of 21.0% primarily due to state income taxes and tax expense related to compensation, partially offset by federal income tax credits. The effective income tax rate for the year ended December 31, 2021 was also higher due to a reduction in the net carrying value of its Dutch deferred tax asset as a result of an international reorganization.
For the years ended December 31, 2023, 2022, and 2021, the Company’s gross unrecognized tax benefits totaled $13.4 million, $11.9 million, and $11.1 million, respectively. After considering the deferred income tax accounting impact, it is expected that approximately $8.4 million of the total as of December 31, 2023 would reduce the effective income tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of the unrecognized tax benefits:

(in thousands)	2023	2022	2021
Balance, January 1	$11,876	$11,147	$10,193
Changes for tax positions of prior years	2,338	(31)	156
Increases for tax positions related to the current year	1,670	1,650	1,618
Settlements and lapsing of statutes of limitations	(2,450)	(890)	(820)
Balance, December 31	$13,434	$11,876	$11,147
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $8.1 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for tax years 2015 and 2016 are currently under examination by the Internal Revenue Service for a tax credit refund claim. The Company's federal income tax returns for the 2017 and 2018 tax years are also under examination by the Internal Revenue Service. Further, the Company's federal income tax returns for the 2020, 2021, 2022 and 2023 tax years are subject to examination by the Internal Revenue Service.
The Company's policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties during the years ended December 31, 2023, 2022, and 2021. The Company had $0.1 million and $0.3 million of accrued interest and penalties as of December 31, 2023 and 2022, respectively.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries. The Company's policy is to recognize the tax expense on GILTI as an expense in the period that the tax is incurred. The Company has incurred tax on GILTI for the year ended December 31, 2023.

16. Share-Based Compensation and Capital Stock
Share-Based Compensation
The Company has stock compensation plans pursuant to which it is authorized to grant share-based awards, including restricted stock, stock options, stock appreciation rights, and performance-based share awards, to officers, key employees, and non-employee directors with contractual terms that are set by the Compensation and Management Development Committee of the Board of Directors. Approximately 1.4 million shares of the Company's common stock remain available for grant as of December 31, 2023. The Company’s policy allows the issuance of new common stock shares or treasury shares to satisfy the share-based awards.
Stock Options
During the years ended December 31, 2023, 2022, and 2021, the Company granted approximately 0.1 million, 0.2 million, and 0.3 million stock options to certain employees of the Company at a fair value of approximately $3.8 million, $7.4 million, and $7.9 million, respectively. The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rate	4.10%	2.01%	0.94%
Expected volatility	30.90%	29.46%	29.23%
Expected life of stock option	6.0 years	5.9 years	5.9 years
Dividend yield	0.90%	0.66%	0.82%
Requisite service period	4 years	4 years	4 years
Contractual life	10 years	10 years	10 years
Weighted average fair value of the stock options granted (per stock option)	$42.59	$42.66	$28.00
The expected life of the stock options and the expected volatility are based on historical data which is believed to be indicative of future exercise patterns and volatility. The historical volatility is calculated based on a period that corresponds to the expected life of the stock option. The dividend yield and the risk-free interest rate are calculated on the grant date based on the then-current dividend rate and the risk-free interest rate for the period corresponding to the expected life of the stock option. The Company recognizes compensation expense related to the fair value of these awards on a straight-line basis over the requisite service period for the share-based awards that ultimately vest.
As of December 31, 2023, the aggregate intrinsic value of the stock options outstanding and exercisable was $15.7 million and $13.7 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of the stock options exercised was $9.2 million, $5.4 million, and $10.6 million, respectively.
During the years ended December 31, 2023, 2022, and 2021, the Company received $6.3 million, $3.8 million, and $11.1 million in proceeds from the exercise of approximately 0.1 million, 0.1 million, and 0.2 million employee stock options, respectively.

The following table summarizes information about the stock options outstanding as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Exercise Price
$55.01 to $65.00	62,946	0.2	$60.74	62,946	$60.74
$65.01 to $85.00	211,358	1.8	81.30	211,358	81.30
$85.01 to $91.28	153,692	6.2	91.28	115,257	91.28
$91.29 to $104.87	267,361	7.2	104.87	133,206	104.87
$104.88 to $117.98	16,667	8.6	117.98	4,166	117.98
$117.99 to $146.68	231,617	8.5	138.42	37,071	146.68
	943,641	5.7	$102.90	564,004	$91.18
Restricted Stock
The following table is a summary of the activity related to restricted stock grants:

	For the Year Ended December 31,
	2023	2022	2021
Restricted shares granted	65,991	273,777	61,009
Weighted average grant date fair value per share	$123.65	$143.76	$111.25
Aggregate grant date fair value (in thousands)	$8,160	$39,357	$6,787
Restricted shares forfeited	13,202	14,443	19,209
Vesting service period for the restricted shares granted	9 - 48 months	9 - 60 months	9 - 48 months
Fair value of the restricted shares vested (in thousands)	$11,134	$13,784	$11,927
The Company recognizes compensation expense related to the fair value of the restricted stock awards on a straight-line basis over the requisite service period for the restricted stock awards that ultimately vest. The fair value of the grants is measured by the market price of the Company’s common stock on the date of grant. The restricted stock awards generally vest ratably over the service period beginning on the first anniversary of the grant date. The restricted stock awards granted to retirement eligible non-employee directors are recognized over the shorter of the requisite service period or the length of time until retirement since the terms of the grant provide that awards will vest upon retirement.
Performance Vested Restricted Stock Units
The Company has granted performance vested restricted stock units (“PVRSU”) to certain employees. The Company grants three types of PVRSU awards: i) PVRSUs with performance conditions based on internal performance metrics, ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and iii) PVRSUs with both performance and market conditions. The vesting of the PVRSU awards is contingent upon the Company achieving the internal performance and/or TSR targets over a specified period and the employees' continued employment over the service period. The performance and market conditions affect the number of shares that will ultimately vest.
During the year ended December 31, 2023, the Company granted PVRSUs with performance conditions, PVRSUs with market conditions, and PVRSUs with performance and market conditions, with requisite service periods between 9 months and 48 months and with award vesting ranges generally between 0% and 230% of the initial units granted.
The fair value of the PVRSUs with performance conditions based on internal performance metrics is measured by the market price of the Company's common stock on the date of the award grant. The Company recognizes compensation expense ratably over the requisite service period based on the Company's estimate of achieving the performance conditions. The Company monitors its current results and forecasts of the relevant internal performance metrics and, as necessary, adjusts the performance-based leveraging of any unvested PVRSUs.
The fair value of the PVRSUs with market conditions is estimated using a Monte Carlo simulation method as of the date of the award grant. The Company recognizes compensation expense ratably over the requisite service period regardless of whether the market conditions are achieved and the awards ultimately vest.

The fair value of the PVRSUs with both performance and market conditions is estimated using a Monte Carlo simulation as of the date of the award grant. The Company recognizes compensation expense ratably over the requisite service period based on the Company's estimate of achieving the performance conditions, with subsequent adjustments being made for the performance-based leveraging of any unvested PVRSUs, as necessary. The Company has currently estimated that between 0% and 267% of the various award targets will be achieved.
The following table is a summary of the activity related to the PVRSU grants:

	For the Years Ended December 31,
	2023	2022	2021
PVRSUs granted at target	110,636	111,585	98,544
Weighted average grant date fair value per share	$128.71	$181.91	$108.75
Aggregate grant date fair value (in thousands)	$14,240	$20,298	$10,716
PVRSUs forfeited & expired	16,504	83,563	78,500
Requisite service period	9 - 48 months	9 - 60 months	9 - 60 months
During the year ended December 31, 2023, 119,751 PVRSUs vested at a fair value of $17.4 million. During the year ended December 31, 2022, there were no PVRSUs vested. During the year ended December 31, 2021, 3,986 PVRSUs vested at a fair value of $0.3 million and an additional 920 units were awarded because the Company's performance exceeded the conditions provided in the PVRSU awards.
During the years ended December 31, 2023, 2022, and 2021, the number of PVRSUs that expired was 0 shares, 78,370 shares, and 72,944 shares, respectively, as a result of the Company's operating results not achieving the performance conditions contained in the PVRSU awards.
For the years ended December 31, 2023, 2022, and 2021, the following tables present a summary of the share-based award activity during those respective years:

	2023
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1,010,647	$94.97		399,099	$128.47	437,180	$140.05
Granted	88,733	123.62		65,991	123.65	110,636	128.71
Performance-based leveraging*	—	—		—	—	46,934	139.47
Exercised/vested	(143,357)	57.72		(90,220)	96.14	(119,751)	145.41
Expired	(1,054)	146.68		—	—	—	—
Forfeited	(11,328)	124.94		(13,202)	(118.56)	(16,504)	131.91
Outstanding as of December 31, 2023	943,641	$102.90	5.6 years	361,668	$136.05	458,495	$136.14
Options exercisable as of December 31, 2023	564,004	$91.18	4.3 years
* The outstanding PVRSUs have been adjusted by 46,934 net units during the year ended December 31, 2023, due to an increase in the outstanding PVRSUs as a result of the Company exceeding the targeted performance conditions.

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
* The outstanding PVRSUs have been adjusted by 3,484 net units during the year ended December 31, 2022, due to a decrease in the outstanding PVRSUs as a result of the Company partially meeting the targeted performance conditions, partially offset by an increase in the outstanding PVRSUs due to the Company exceeding the targeted performance conditions for the PVRSUs that were granted in prior periods.

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
* The outstanding PVRSUs were increased by 74,832 units during the year ended December 31, 2021, due to the Company exceeding the targeted performance conditions contained in the PVRSUs that were granted in prior periods.

The components of the Company’s share-based compensation expense were as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$5,816	$4,674	$3,396
Restricted stock awards	13,774	14,349	9,281
Performance vested restricted stock units	20,924	21,436	10,703
Total share-based compensation expense	$40,514	$40,459	$23,380

The following table as of December 31, 2023 is a summary of the total unrecognized compensation expense related to the share-based awards that have not yet vested and the related weighted average amortization periods over which the compensation expense will be recognized:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$7,952	2.1 years
Restricted stock awards	30,350	2.9 years
Performance vested restricted stock units	25,634	2.1 years
Total	$63,936
Dividends
In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the current per share dividend amount that was utilized in each of the dividends that were declared in 2023. The annual dividends declared during the year ended December 31, 2023 was $1.15 per share or $57.9 million.
During the year ended December 31, 2022, the Company's quarterly dividend rate was $0.2375 per share. The annual dividends declared during the year ended December 31, 2022 was $0.95 per share or $51.7 million.
During the year ended December 31, 2021, the Company's quarterly dividend rate was $0.225 per share for the second and third quarters and $0.2375 per share for the fourth quarter. The annual dividends declared during the year ended December 31, 2021 was $0.688 per share or $38.2 million.
The Company may not declare or make any payment under the Restated Credit agreement and the 2023 Term Loan if there is an existing event of default or if the payment would create an event of default.
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. The Company may purchase stock under the share repurchase program to return excess capital to its shareholders. Treasury stock activity is recorded at cost in the consolidated balance sheets.
On May 7, 2021, the Company's Board of Directors approved a motion to resume the share repurchase program. During the year ended December 31, 2021, the Company repurchased less than 0.1 million shares of its common stock under the share repurchase program at a total cost of $7.3 million.
During the year ended December 31, 2022, the Company repurchased 3.7 million shares of its common stock under the share repurchase program at a total cost of $429.4 million.
During the year ended December 31, 2023, the Company repurchased 2.9 million shares of its common stock under the share repurchase program at a total cost of $351.7 million. On a cumulative basis through December 31, 2023, the Company has repurchased 91.3 million shares of its common stock (including 33.0 million prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.3 billion.
During the years ended December 31, 2023, 2022, and 2021, the Company redeemed 114,242, 36,120, and 54,441, respectively, shares of common stock at a total cost of approximately $14.2 million, $5.4 million, and $6.0 million, respectively, from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to exercising stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	December 31,
(in thousands)	2023	2022	2021
Foreign currency translation adjustments	$(5,671)	$(5,211)	$(4,574)
Total accumulated other comprehensive loss	$(5,671)	$(5,211)	$(4,574)
The changes in accumulated other comprehensive loss, net of tax, were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning Balance	$(5,211)	$(4,574)
Foreign currency translation adjustments	(460)	(637)
Ending Balance	$(5,671)	$(5,211)
Other comprehensive income (loss), net of tax, for the years ended December 31, 2023 and 2022 relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2023 and 2022.
18. Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic Earnings per Share (“EPS”) using the two-class method. The shares of restricted stock are both potential shares of common stock and participating securities so the Company calculates diluted earnings per share by using the more dilutive of the treasury stock method or the two-class method. The calculation of EPS for the net income available to common shareholders excludes the distribution of dividends and the undistributed earnings attributable to the participating securities from the numerator. The diluted earnings weighted average shares of common stock outstanding includes stock options, PVRSUs, and RSUs.
The computation of basic and diluted earnings per share of common stock was as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income	$258,507	$332,152	$288,957
Income allocated to participating securities	(1,379)	(1,881)	(1,125)
Net income available to common shareholders	$257,128	$330,271	$287,832
Denominator:
Weighted average shares of common stock outstanding - basic	50,341	54,595	55,379
Basic earnings per share	$5.11	$6.05	$5.20

Numerator:
Net income	$258,507	$332,152	$288,957
Income allocated to participating securities	(1,379)	(1,881)	(1,125)
Net income available to common shareholders	$257,128	$330,271	$287,832
Denominator:
Weighted average shares of common stock outstanding - basic	50,341	54,595	55,379
Dilutive effect of stock options, PVRSUs, and RSUs	359	526	504
Weighted average shares of common stock outstanding - diluted	50,700	55,121	55,883
Diluted earnings per share	$5.07	$5.99	$5.15

The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	232	153	—
PVRSUs	71	—	155
19. Leases
Lessee
The Company has operating leases for office spaces, buildings, and equipment. The Company's leases, excluding the assumed ground lease discussed below, have remaining lease terms of two months to eleven years, some of which include options to extend the lease for up to ten years. Additionally, the Company has a ground lease on an owned hotel with a remaining lease term of 88.3 years.
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$13,786	$12,073
Short-term lease cost	—	40
Sublease income	(234)	(559)
Total lease cost	$13,552	$11,554
Leases recognized in the consolidated balance sheets consisted of the following:

	December 31,
(in thousands)	2023	2022
Assets:
Operating lease right-of-use assets	$85,101	$68,985
Liabilities:
Current operating lease liabilities	$4,238	$10,663
Long-term operating lease liabilities	109,483	70,994
Total lease liabilities	$113,721	$81,657
Other information related to the Company's lease arrangements were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,714	$14,145
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$28,605	$44,481
Weighted-average remaining lease term	33.1 years	41.0 years
Weighted-average discount rate	5.04%	4.77%

As of December 31, 2023, the maturities of the lease liabilities were as follows:

(in thousands)
2024	$6,454
2025	8,168
2026	12,159
2027	12,605
2028	12,592
Thereafter	320,575
Total minimum lease payments	$372,553
Less: imputed interest	258,832
Present value of the minimum lease payments	$113,721
Office Lease
On September 26, 2023, the Company's principal executive office lease agreement commenced with an unrelated third-party for a lease term of approximately twelve years. The Company accounted for this lease as an operating lease and established a lease liability and a right-of-use asset of approximately $41.9 million and $28.6 million, respectively.
Sublease
In October 2023, the Company entered into a lease agreement with an unrelated third-party to sublease the legacy Radisson corporate office space in Minneapolis, Minnesota. The sublease term is approximately eight years and is expected to commence during the first quarter of 2024. The Company re-evaluated the head lease upon the effectiveness of this sublease, which resulted in the Company recognizing a $3.4 million impairment loss on certain long-lived assets associated with the leased office space. Refer to Note 6 for additional information.
Related Party Lease
The Company and the family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company's aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as a reimbursement of the Company’s variable costs associated with operating the aircraft, in compliance with and to the extent authorized by applicable regulatory requirements. The terms of this lease agreement is consistent with the terms of other lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During both of the years ended December 31, 2023 and 2022, the Company received less than $0.1 million pursuant to this related party lease arrangement.
20. Reportable Segment Information
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations which consists of its 22 brands and brand extensions and the hotel management operations of 14 hotels (inclusive of four owned hotels). The 22 brands and brand extensions and hotel management operations are aggregated together within this reportable segment because they have similar economic characteristics, types of customers, distribution channels, and regulatory business environments. The revenues from the hotel franchising and management business include royalty fees, initial franchise fees and relicensing fees, cost reimbursement revenues, platform and procurement services fees revenue, base and incentive management fees, and other hotel franchising and management-related revenue. The Company provides certain services under its franchise and management agreements which result in direct and indirect reimbursements. The cost reimbursement revenues received from the franchisees are included in Hotel Franchising & Management revenues and are offset by the related expenses in order to calculate Hotel Franchising & Management operating income. The equity in the earnings or losses from the hotel franchising-related investment in affiliates is allocated to the Hotel Franchising & Management reportable segment.
The Company evaluates its Hotel Franchising & Management reportable segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, other gains and losses, or income taxes, all of which are included in the Corporate & Other column in the tables presented below. The Corporate & Other column additionally reflects the operations of the Company's owned hotels.
Intersegment Eliminations to revenues is the elimination of Hotel Franchising & Management revenue which includes royalty fees, management and cost reimbursement fees charged to our owned hotels against the franchise and management fee expense that is recognized by our owned hotels in Corporate & Other operating income (loss).

Our President and Chief Executive Officer, who is our chief operating decision maker, does not use assets by operating segment when assessing the performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.
The following tables presents the financial information for the Company's segments:

	For the Year Ended December 31, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,444,394	$110,854	$(11,083)	$1,544,165
Operating income (loss)	508,531	(133,503)	—	375,028
Depreciation and amortization	19,183	20,476	—	39,659
Income (loss) before income taxes	511,410	(174,454)	—	336,956

	For the Year Ended December 31, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,298,521	$108,879	$(5,451)	$1,401,949
Operating income (loss)	552,905	(74,304)	—	478,601
Depreciation and amortization	12,935	17,490	—	30,425
Income (loss) before income taxes	554,637	(117,831)	—	436,806

	For the Year Ended December 31, 2021
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,026,409	$45,740	$(2,851)	$1,069,298
Operating income (loss)	485,199	(56,266)	—	428,933
Depreciation and amortization	8,050	16,723	—	24,773
Income (loss) before income taxes	468,894	(92,402)	—	376,492
The results of the Company's international operations are included in the Hotel Franchising & Management reportable segment and Corporate & Other. For the years ended December 31, 2023, 2022, and 2021, the revenues generated by the international operations, including royalty fees, cost reimbursable revenues, and other revenues, were $103.2 million, $70.2 million, and $46.8 million, respectively.
21. Related Party Transactions
Transactions with the Company's Largest Shareholder
Effective October 15, 1997, Choice Hotels International, Inc., which included both a franchising business and an owned hotel business, separated the businesses via a spin-off into two companies: Sunburst Hospitality Corporation (referred to hereafter as “Sunburst”) and the Company. Subsequent to the spin-off, the Company’s largest shareholder retained significant ownership percentages in both Sunburst and the Company. As part of the spin-off, Sunburst and the Company entered into a strategic alliance agreement (as amended, the "Strategic Alliance Agreement"). Among other things, the Strategic Alliance Agreement provided for revised royalty and system fees and the determination of liquidated damages related to the termination of Choice-branded Sunburst properties. The liquidated damage provisions extend through the life of the existing Sunburst franchise agreements.
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under a franchise at that time. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fees and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of the original agreement execution). No terms were substantially modified with respect to the five hotels under franchise. In June 2019, the Company and Sunburst entered into master development agreements, which provide Sunburst the geographic exclusivity in two specified regions for the development of five WoodSpring branded hotels. For the years ended December 31, 2023 and 2022, there were three and four new franchise agreements signed between the Company and Sunburst and its affiliates, respectively. As of December 31, 2023, Sunburst and its affiliates operated six hotels under franchise with the Company.

For the years ended December 31, 2023, 2022, and 2021, the total franchise fees revenues, including royalty fees and marketing and reservation system fees, paid by Sunburst and its affiliates to the Company included in the consolidated financial statements was $0.9 million, $0.8 million, and $0.4 million, respectively. As of both December 31, 2023 and 2022, accounts receivable due from Sunburst and its affiliates was approximately $0.1 million.
In November 2023, the Company executed a 13-month office work space agreement, beginning December 1, 2023, for family members of the Company’s largest shareholder. Pursuant to this arrangement, the Company made payments of $18 thousand during the year ended December 31, 2023. As of December 31, 2023, the Company has $96 thousand of remaining payments under this arrangement.
22. Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company has a total principal balance on these loans of $64.5 million and $65.2 million as of December 31, 2023 and December 31, 2022, respectively. These loans mature at various dates and bear interest at fixed and variable rates.
The Company has management fee arrangements with certain of its unconsolidated affiliates that are discussed in Note 8. The fees earned and the payroll costs reimbursed under these arrangements totaled $7.9 million, $2.4 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company has entered into franchise agreements with certain unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation system fees of approximately $30.9 million, $27.2 million, and $20.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has $4.9 million and $3.9 million of gross accounts receivables in the consolidated balance sheets from these unconsolidated affiliates as of December 31, 2023 and 2022, respectively.
23. Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of December 31, 2023, the maximum unrecorded exposure of principal incidental to these limited payment guaranties is $5.4 million, plus unpaid expenses and accrued unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company has the following outstanding commitments as of December 31, 2023:
•As part of the acquisition of Radisson Hotels Americas, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotels owned by a third-party. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of December 31, 2023 in the consolidated balance sheets.
•The Company strategically deploys capital in the form of franchise agreement acquisition cost payments across our brands to incentivize franchise development. These payments are typically made at the commencement of construction or hotel opening, in accordance with agreed upon provisions in the individual franchise agreements. The timing and the amount of the franchise agreement acquisition cost payments are dependent on various factors, including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands.

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
24. Acquisitions
Radisson Hotels Americas Acquisition
On August 11, 2022, the Company completed the acquisition of Radisson Hotels Americas. The accounting purchase price for the Transaction was $673.9 million, which includes the base purchase price of $675.2 million, and then adjusted for Disclosed Leakage (as defined in the Share Sale and Purchase Agreement) and certain other prepaid expenses. To fund the Transaction, Choice drew down $175.0 million on the Company's existing senior unsecured credit facility, and then funded the remainder with cash on hand.
In connection with the acquisition, we recognized $40.9 million and $39.6 million during the years ended December 31, 2023 and 2022, respectively, of Radisson Hotels Americas related transaction, transition, and severance expenses which are included within business combination, diligence and transition costs and impairment of long-lived assets in the consolidated statements of income.
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
The final valuation and related allocation of the purchase price was completed during the third quarter of 2023.

The final allocation of the purchase price, including all measurement period adjustments, as presented in our consolidated balance sheets is as follows:

Assets acquired	August 11, 2022 - original	Measurement period adj - 4th quarter 2022	Measurement period adj - 1st quarter 2023	August 11, 2022 - as adjusted
Cash and cash equivalents	$113,023	$—	$—	$113,023
Restricted cash	10,403	—	—	10,403
Accounts receivable	32,972	8,752	(1,941)	39,783
Notes receivables - current	1,709	—	(860)	849
Prepaid expenses and other current assets	8,139	—	—	8,139
Property and equipment	125,441	—	—	125,441
Operating lease right-of-use assets	42,315	(2,016)	—	40,299
Intangible assets	447,400	(300)	—	447,100
Notes receivable - noncurrent	2,592	—	—	2,592
Investment in affiliates	471	—	—	471
Other assets	2,129	—	—	2,129
Total assets acquired	$786,594	$6,436	$(2,801)	$790,229

Liabilities assumed
Accounts payable	8,295	(1,566)	(1,941)	4,788
Accrued expenses and other current liabilities	15,987	425	674	17,086
Deferred revenue - current(1)	5,745	1,566	—	7,311
Liability for guest loyalty program - current(1)	3,542	3,792	—	7,334
Long-term debt	55,975	—	—	55,975
Long-term deferred revenue(1)	26,499	(3,915)	—	22,584
Deferred compensation and retirement plan obligations	9,265	—	—	9,265
Operating lease liabilities	42,705	(2,016)	—	40,689
Liability for guest loyalty program - noncurrent(1)	10,180	(1,443)	—	8,737
Other liabilities	3,052	543	—	3,595
Total liabilities assumed	$181,245	$(2,614)	$(1,267)	$177,364

Fair value of net assets acquired	$605,349	$9,050	$(1,534)	$612,865
Goodwill	68,507	(9,050)	1,534	60,991
Total purchase consideration	$673,856	$—	$—	$673,856
(1) The deferred revenue (including deferred affiliation fees) and the liability for guest loyalty program balances were assumed at their carrying value at the date of the acquisition pursuant to the application of ASU 2021-08. Refer to Note 1 for more information.
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
We estimated the fair value of the property and equipment through a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, discount rates, capitalization rates, and the capital expenditure needs of the hotel properties.

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
Debt Assumed
As part of the Transaction, we assumed a mortgage loan with a principal balance of $53.5 million with a maturity date of August 7, 2024 related to an acquired hotel property. The mortgage loan had an associated interest rate cap agreement with an effective date of July 30, 2021 through August 6, 2024. Subsequent to the acquisition date, the mortgage loan and the outstanding interest and fees was repaid in full in the amount of $56.0 million using cash we acquired in the Transaction. Additionally, the interest rate cap agreement was terminated, which resulted in a $1.9 million payment to Choice. In conjunction with assuming the mortgage loan, we acquired $10.4 million in restricted cash, for which the restrictions were lifted upon repayment of the mortgage loan.
Operating Leases
The Company measured the assumed operating lease liabilities at the present value of the remaining payments as of the acquisition date, which were discounted using the Company's applicable incremental borrowing rate in accordance with Leases (Topic 842). The corresponding acquired right-of-use assets were measured at the value of the operating lease liabilities, and then further adjusted for favorable or unfavorable lease terms as compared to market lease terms.
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
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Choice and Radisson Hotels Americas as if the Transaction was completed on January 1, 2021, but using the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The unaudited pro forma information reflects adjustments relating to (i) the allocation of the purchase price and related adjustments, including incremental depreciation and amortization expense based on the fair values of the acquired property and equipment and intangible assets, (ii) the incremental impact of the Revolver draw on interest expense and the amortization of financing costs, (iii) nonrecurring transaction costs, and (iv) the income tax impact of the aforementioned pro forma adjustments.

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
Radisson Hotels Americas Results of Operations
The Company's consolidated statements of income include Radisson Hotels Americas' results of operations since the August 11, 2022 acquisition date. Radisson Hotels Americas contributed $104.2 million and $1.2 million in total revenues and net income, respectively, for the year ended December 31, 2022.
Goodwill
The $61.0 million of goodwill is primarily attributable to the value we expect to realize from the existing customer base, improvements in Revenue per Available Room ("RevPAR"), cost synergies, and new agreements signed with franchisees and developers. Goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is fully deductible for tax purposes. Refer to Note 6 for a reconciliation of the Company's goodwill balance.
2021 & 2022 asset acquisitions
In September 2021 and April 2022, the Company reached settlements with independent borrowers holding senior and mezzanine loans that were classified as collateral-dependent and collateralized by operating hotels. The key terms of the settlements resulted in a deed in lieu of foreclosure on each operating hotel in exchange for releasing the obligations pursuant to the senior and mezzanine loans and the associated franchise agreements, as exchanged on October 1, 2021 and April 14, 2022, respectively.
As collateral-dependent financial assets, the expected credit losses as captured in notes receivable, net of allowance for credit losses, on the consolidated balance sheets immediately prior to exchange were determined based on the fair value of the operating hotels. The acquisition accounting was also based on the fair value of the operating hotels. The fair values were estimated using an income approach valuation method based on the discounted cash flows of the collateralized operating hotel utilizing historical operating performance, industry projections for the market, and comparable sales capitalization rates. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because there are unobservable inputs which are significant to the overall fair value.
The acquisition dates for these hotels were October 1, 2021 and April 14, 2022 and had fair values at the time of acquisition of approximately $21.1 million and $20.4 million, respectively. In accordance with the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), each purchase represented an asset acquisition based on the concentration of value in the acquired land and building. The notes receivable, net of allowance for credit losses, balances were re-characterized and attributed to each asset class based on a relative fair value allocation to the qualifying assets. The relative fair values for each asset class were estimated using a combination of income and market approach valuations methods. For the October 1, 2021 acquisition, the $21.1 million balance was re-characterized as $4.8 million to land, $14.2 million to building and improvements, $1.8 million to furniture, fixtures, and equipment, and $0.3 million to the net assets assumed. For the April 14, 2022 acquisition, the $20.4 million balance was re-characterized as $3.3 million to land, $16.6 million to building and improvements, $1.3 million to furniture, fixtures, and equipment, and $(0.8) million to the net liabilities assumed.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
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

Our management, with the participation of our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this annual report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
February 20, 2024

Item 9B. Other Information
Director and Officer Trading Arrangements
The following table describes, for the fourth quarter of 2023, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Patrick Pacious (President and Chief Executive Officer)	Termination (December 12, 2023) (1)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Simone Wu (Senior Vice President, General Counsel, Corporate Secretary & External Affairs)	Termination (December 12, 2023) (1)	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
Patrick Cimerola (Chief Human Resources Officer)	Termination (December 12, 2023) (1)	Rule 10b5-1 trading arrangement	Sale	(4)	(4)
(1)These trading plans were terminated in accordance with their terms upon the public announcement on December 12, 2023 of the offer by WH Acquisition Corporation, a wholly owned subsidiary of the Company, to exchange each issued and outstanding share of common stock of Wyndham Hotels & Resorts, Inc. for per-share consideration of $49.50 in cash and 0.324 shares of common stock of the Company.
(2)This trading plan related to 37,551 shares of Company common stock and had a scheduled expiration date of February 23, 2024.
(3)This trading plan related to 11,997 shares of Company common stock and had a scheduled expiration date of February 24, 2024.
(4)This trading plan related to 21,292 shares of Company common stock and had a scheduled expiration date of December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information on directors is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company's 2024 Annual Meeting of Shareholders. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Information about our Executive Officers."
Code of Ethics
The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.
The Code of Ethics is available free of charge through our internet website located at www.choicehotels.com. We will also provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics. Requests should be directed to Investor Relations, 915 Meeting Street, Suite 600, North Bethesda, MD 20852 (telephone number (301) 592-5100). We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet website address set forth above.
Item 11. Executive Compensation
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2024 Annual Meeting of Shareholders under the sections titled "Compensation Discussion Analysis," "Human Capital and Compensation Committee Report," and "Executive Compensation Tables" (excluding the information under the subheading "Pay Versus Performance").

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2024 Annual Meeting of Shareholders under the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Board of Directors."
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category as of December 31, 2023.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	943,641	$102.90	1,422,948
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (b) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights, and performance share awards by the Compensation and Management Development Committee of the Board of Directors.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2024 Annual Meeting of Shareholders under the section titled "Certain Relationships and Related Transactions."
Item 14.Principal Accounting Fees and Services
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2024 Annual Meeting of Shareholders under the sections titled "Principal Accounting Fees and Services" and "Audit Committee Report."
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)List of Documents Filed as Part of this Report
1.Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2.Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)(2) is submitted under Item 8 of this report.
All other schedules are omitted because they are not applicable.

3.Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.02(h)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.02A(u)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated April 24, 2015

3.02B(v)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc., dated January 12, 2016

4.01(j)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(r)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05(cc)	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.06(y)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

10.02(d)	Amended and Restated Chairman's Services Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(s)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(o)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.02D(ff)	Amendment to Amended and Restated Chairman’s Services Agreement effective as of January 1, 2022

10.03(e)†	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(i)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(u)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(z)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.06(p)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.06A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.07(n)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.07A(s)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.07B(aa)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious

10.08(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.08A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09(bb)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.10(gg)†	2023 Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.11(x)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

10.12(w)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

10.13(l)	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

10.14(k)
First Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

10.15(t)	Extension Confirmation Letter dated as of August 12, 2020 in connection with Senior Unsecured Credit Agreement

10.16(m)
Second Amendment to the Amended and Restated Senior Unsecured Credit Agreement dated August 11, 2021, among Choice Hotels International, Inc., Deutsche Bank AG New York Bank, as Administrative Agent, and the lender’s party thereto

10.17(m)	Extension Confirmation Letter dates as of August 11, 2021 in connection with Senior Unsecured Credit Agreement

10.18(q)	Assignment and Acceptance dated May 11, 2022 in connection with Senior Unsecured Credit Agreement

10.19(hh)
Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 14, 2023 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto

10.20(hh)
Successor Agency Agreement, dated February 14, 2023, by and among Wells Fargo Bank, National Association, as successor agent, Deutsche Bank AG New York Branch, as resigning agent, and Choice Hotels International, Inc.

10.21(ii)
Senior Unsecured Credit Agreement, dated December 18, 2023, among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto and a syndicate of lenders

10.22(dd)
Share Sale and Purchase Agreement, dated as of June 12, 2022 by and among Choice Hotels International, Inc., Radisson Holdings Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SRL

10.23(ee)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 24, 2022

10.24(ee)†	Letter Agreement between the company and Patrick S. Pacious, dated May 24, 2022

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97*	Dodd-Frank Compensation Recovery Policy effective October 2, 2023

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(cc) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020.
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
(gg) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 8, 2023.
(hh) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K filed on February 14, 2023.
(ii) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K filed on December 18, 2023.

Item 16.Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Patrick S. Pacious
Patrick S. Pacious President and Chief Executive Officer

Dated: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART W. BAINUM, JR	Chairman, Director	February 20, 2024
Stewart W. Bainum, Jr.

/s/ WILLIAM L. JEWS	Director	February 20, 2024
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2024
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	February 20, 2024
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	February 20, 2024
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 20, 2024
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 20, 2024
John P. Tague

/s/ LIZA K. LANDSMAN	Director	February 20, 2024
Liza K. Landsman

/s/ MAUREEN SULLIVAN	Director	February 20, 2024
Maureen Sullivan

/s/ DONNA F. VIEIRA	Director	February 20, 2024
Donna F. Vieira

/s/ GORDON A. SMITH	Director	February 20, 2024
Gordon A. Smith

/s/ SCOTT E. OAKSMITH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2024
Scott E. Oaksmith