Form 10-Q
period 2024-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2024-05-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of April 30, 2024, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 48,162,146.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
REVENUES
Royalty, licensing and management fees	$105,467	$107,492
Initial franchise fees	6,705	7,882
Platform and procurement services fees	13,756	13,843
Owned hotels	24,991	22,332
Other	16,357	10,627
Other revenues from franchised and managed properties	164,673	170,616
Total revenues	331,949	332,792
OPERATING EXPENSES
Selling, general and administrative	48,625	48,921
Business combination, diligence and transition costs	15,844	10,362
Depreciation and amortization	10,935	10,023
Owned hotels	19,323	17,146
Other expenses from franchised and managed properties	177,073	168,489
Total operating expenses	271,800	254,941
Operating income	60,149	77,851
OTHER EXPENSES AND INCOME, NET
Interest expense	20,181	14,084
Interest income	(1,731)	(1,883)
Other loss (gain)	1,336	(1,908)
Equity in net loss of affiliates	155	63
Total other expenses and income, net	19,941	10,356
Income before income taxes	40,208	67,495
Income tax expense	9,199	14,675
Net income	$31,009	$52,820

Basic earnings per share	$0.63	$1.02
Diluted earnings per share	$0.62	$1.02

Cash dividends declared per share	$0.2875	$0.2875
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Net income	$31,009	$52,820
Other comprehensive income, net of tax:
Foreign currency translation adjustment	454	394
Other comprehensive income, net of tax	454	394
Comprehensive income	$31,463	$53,214
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$42,111	$26,754
Accounts receivable (net of allowance for credit losses of $40,547 and $39,265, respectively)	225,173	195,896
Income taxes receivable	8,559	14,283
Notes receivable (net of allowance for credit losses of $2,643 and $3,035, respectively)	22,012	20,766
Prepaid expenses and other current assets	40,646	38,831
Total current assets	338,501	296,530
Property and equipment (net of accumulated depreciation and amortization of $292,791 and $280,499, respectively)	517,903	493,478
Operating lease right-of-use assets	84,869	85,101
Goodwill	220,187	220,187
Intangible assets (net of accumulated amortization of $267,311 and $252,342, respectively)	821,029	811,075
Notes receivable (net of allowance for credit losses of $6,013 and $5,581, respectively)	77,336	78,900
Investments in equity securities, at fair value	109,861	116,374
Investments for employee benefit plans, at fair value	43,747	39,751
Investments in affiliates	78,782	70,579
Deferred income taxes	90,167	89,535
Other assets	92,696	93,289
Total assets	$2,475,078	$2,394,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$135,297	$131,284
Accrued expenses and other current liabilities	70,164	109,248
Deferred revenue	116,003	108,316
Current portion of long-term debt	499,471	499,268
Liability for guest loyalty programs	98,577	94,574
Total current liabilities	919,512	942,690
Long-term debt	1,195,730	1,068,751
Long-term deferred revenue	132,274	133,501
Deferred compensation and retirement plan obligations	49,021	45,657
Income taxes payable	8,601	8,601
Operating lease liabilities	110,529	109,483
Liability for guest loyalty programs	45,292	43,266
Other liabilities	7,392	7,252
Total liabilities	2,468,351	2,359,201
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2024 and December 31, 2023; 49,284,204 and 49,526,245 shares outstanding at March 31, 2024 and December 31, 2023, respectively	951	951
Additional paid-in-capital	335,612	330,750
Accumulated other comprehensive loss	(5,217)	(5,671)
Treasury stock, at cost; 45,781,434 and 45,539,393 shares at March 31, 2024 and December 31, 2023, respectively	(2,097,840)	(2,046,791)
Retained earnings	1,773,221	1,756,359
Total shareholders’ equity	6,727	35,598
Total liabilities and shareholders’ equity	$2,475,078	$2,394,799
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,009	$52,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,935	10,023
Depreciation and amortization – other expenses from franchised and managed properties	7,028	9,276
Franchise agreement acquisition cost amortization	6,185	4,637
Non-cash share-based compensation and other charges	10,597	10,630
Non-cash interest, investments, and affiliate loss (income), net	2,510	(1,442)
Deferred income taxes	(736)	7,566
Equity in net loss of affiliates, less distributions received	1,200	421
Franchise agreement acquisition costs, net of reimbursements	(33,486)	(28,092)
Change in working capital and other	(33,501)	(53,806)
Net cash provided by operating activities	1,741	12,033
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property and equipment	(32,777)	(19,566)
Investments in intangible assets	(1,439)	(1,097)
Contributions to investments in affiliates	(9,317)	(3,620)
Proceeds from the sale of affiliates	—	868
Purchases of investments for employee benefit plans	(1,633)	(2,670)
Proceeds from sales of investments for employee benefit plans	1,591	716
Proceeds from sales of equity securities	1,230	—
Issuances of notes receivable	(1,042)	(3,660)
Collections of notes receivable	884	337
Other items, net	(233)	(771)
Net cash used in investing activities	(42,736)	(29,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	126,500	176,000
Debt issuance costs	—	(755)
Purchases of treasury stock	(59,459)	(160,488)
Dividends paid	(14,728)	(12,821)
Proceeds from the exercise of stock options	4,160	5,504
Net cash provided by financing activities	56,473	7,440
Net change in cash and cash equivalents	15,478	(9,990)
Effect of foreign exchange rate changes on cash and cash equivalents	(121)	103
Cash and cash equivalents, beginning of period	26,754	41,566
Cash and cash equivalents, end of period	$42,111	$31,679

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$2,327	$1,603
Interest, net of capitalized interest	$19,596	$13,396
Non-cash investing and financing activities
Dividends declared but not paid	$14,147	$14,985
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$14,020	$6,704

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income, net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases(2)	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their performance vested restricted stock units ("PVRSU"), which are presented in Share-based payment activity.
(2) Beginning January 1, 2023, Treasury purchases include a 1% excise tax as imposed by the Inflation Reduction Act of 2022.

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
Certain information and footnote disclosures normally included in the consolidated financial statements presented in accordance with GAAP have been omitted. Although the Company believes the disclosures made are adequate to prevent the information presented from being misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 20, 2024. The interim results are not necessarily indicative of the entire year's results.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are included in the “Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss on both an annual and an interim basis. ASU 2023-07 is effective for the annual reporting period beginning after December 15, 2023 and the interim periods within the annual reporting period beginning after December 15, 2024. The Company is currently evaluating the potential impact that ASU 2023-07 will have on the Company's consolidated financial statements.
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

2.    Revenue
Contract Liabilities
Contract liabilities relate to (i) advance consideration received related to services considered to be a part of the brand intellectual property performance obligation, such as initial franchise fees that are paid when a franchise agreement is executed and system implementation fees that are paid at the time of installation, and (ii) amounts received when loyalty points are issued but the associated revenue has not yet been recognized because the related loyalty points have not been redeemed.
Deferred revenues from initial franchise fees and system implementation fees are typically recognized over a ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby the remaining deferred revenue amounts are recognized to revenue in the period of termination. Loyalty points are typically redeemed within three years of issuance.
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2023 to March 31, 2024:

(in thousands)
Balance as of December 31, 2023	$209,895
Increases to the contract liability balance due to cash received	26,183
Revenue recognized in the period	(26,273)
Balance as of March 31, 2024	$209,805
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $209.8 million as of March 31, 2024. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
Based on the practical expedient elections permitted by ASU 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments ("Topic 606"), the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and software as a service ("SaaS") agreements), (ii) variable consideration for which the Company recognizes revenue at the amount to which it has the right to invoice for the services performed, or (iii) contracts with an expected original duration of one year or less.
Disaggregation of Revenue
The following table presents the Company's revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$103,107	$2,360	$105,467	$107,492	$—	$107,492
Initial franchise fees	6,705	—	6,705	7,882	—	7,882
Platform and procurement services fees	13,177	579	13,756	13,239	604	13,843
Owned hotels	18,081	6,910	24,991	16,893	5,439	22,332
Other	16,357	—	16,357	10,627	—	10,627
Other revenues from franchised and managed properties	148,082	16,591	164,673	155,438	15,178	170,616
Total revenues	$305,509	$26,440	$331,949	$311,571	$21,221	$332,792
The owned hotels revenues that are recognized at a point in time represent the goods and services that are purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining revenues that are recognized at a point in time represent the loyalty points that are redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the three months ended March 31, 2024 and 2023, the loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $19.5 million and $15.8 million, respectively.
As presented in Note 11, the Corporate & Other segment revenue amounts were $35.1 million and $26.1 million for the three months ended March 31, 2024 and 2023, respectively, which are presented in other revenues and owned hotels revenues in the consolidated statements of income. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and other revenues from franchised and managed properties are presented net of intersegment revenues of $2.5 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	March 31, 2024	December 31, 2023
Senior	$87,055	$85,919
Subordinated	16,339	17,004
Unsecured	4,610	5,359
Total notes receivable	$108,004	$108,282
Less: allowance for credit losses	8,656	8,616
Total notes receivable, net of allowance for credit losses	$99,348	$99,666
Current portion, net of allowance for credit losses	$22,012	$20,766
Long-term portion, net of allowance for credit losses	$77,336	$78,900
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Senior	$945	$—	$—	$—	$—	$86,110	$87,055
Subordinated	—	3,497	—	—	—	12,842	16,339
Unsecured	—	—	194	1,291	856	2,269	4,610
Total notes receivable	$945	$3,497	$194	$1,291	$856	$101,221	$108,004
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	March 31, 2024	December 31, 2023
Beginning balance	$8,616	$10,172
Provision for credit losses	690	763
Recoveries	(650)	(2,319)
Ending balance	$8,656	$8,616
As of March 31, 2024 and December 31, 2023, two and one note receivable loans, respectively, with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities and either the associated land parcel or the operating hotel. The Company used a discounted cash flow income approach or a market approach using quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $3.2 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and during the year ended December 31, 2023, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2024
Senior	$—	$—	$15,200	$15,200	$71,855	$87,055
Subordinated	—	—	2,936	2,936	13,403	16,339
Unsecured	—	—	400	400	4,210	4,610
	$—	$—	$18,536	$18,536	$89,468	$108,004
As of December 31, 2023
Senior	$—	$—	$15,200	$15,200	$70,719	$85,919
Subordinated	—	2,936	—	2,936	14,068	17,004
Unsecured	—	—	400	400	4,959	5,359
	$—	$2,936	$15,600	$18,536	$89,746	$108,282
The amortized cost basis of the notes receivable in a non-accrual status was $31.1 million and $15.9 million as of March 31, 2024 and December 31, 2023, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $94.8 million and $95.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the three months ended March 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $1.1 million in selling, general and administrative expenses, and $1.6 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the three months ended March 31, 2023, the Company recognized provisions for credit losses on accounts receivable of $1.8 million in selling, general and administrative expenses, and $2.1 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the three months ended March 31, 2024 and 2023, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $1.5 million and $2.8 million, respectively.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of March 31, 2024 and December 31, 2023, the Company had total investments in affiliates in the consolidated balance sheets of $78.8 million and $70.6 million, respectively, which included investments in affiliates that represent VIEs of $67.8 million and $59.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended March 31, 2024 and 2023, the Company recognized losses totaling $1.2 million and $1.4 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.
During the three months ended March 31, 2024 and 2023, the Company recognized no impairment charges related to its equity method investments.

5.    Debt
Debt consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
$500 million unsecured term loan due 2024 ("2023 Term Loan") with an effective interest rate of 6.79%, less a discount and deferred issuance costs of $0.5 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively (1)	$499,471	$499,268
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.2 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively	445,842	445,690
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.4 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively	396,590	396,440
$850 million senior unsecured revolving credit facility with an effective interest rate of 6.48%, less deferred issuance costs of $1.7 million and $1.9 million at March 31, 2024 and December 31, 2023, respectively	353,298	226,621
Total debt	$1,695,201	$1,568,019
Less: current portion (1)	499,471	499,268
Long-term debt	$1,195,730	$1,068,751
(1) The 2023 Term Loan has a maturity date of December 16, 2024. The maturity date may be extended for a one-year term at the Company's option, subject to the consent of the lenders and certain customary conditions.
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income before reclassification	454
Balance as of March 31, 2024	$(5,217)

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income before reclassification	394
Balance as of March 31, 2023	$(4,817)
Other comprehensive income, net of tax, for both the three months ended March 31, 2024 and 2023 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2024 and during the year ended December 31, 2023.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2024
Equity securities	$109,861	$109,861	$—	$—
Mutual funds(1)	40,413	40,413	—	—
Money market funds(1)	4,653	—	4,653	—
Total	$154,927	$150,274	$4,653	$—
As of December 31, 2023
Equity securities	$116,374	$116,374	$—	$—
Mutual funds(1)	36,810	36,810	—	—
Money market funds(1)	4,767	—	4,767	—
Total	$157,951	$153,184	$4,767	$—
(1) The current assets at fair value noted above are presented in prepaid expenses and other current assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Investments in Equity Securities
The following table is a summary of the unrealized gains and losses of the investments in equity securities:

	As of March 31, 2024				As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$111,190	$—	$(1,329)	$109,861	$112,420	$3,954	$—	$116,374
Other Financial Instruments Disclosure
The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rate on the senior unsecured revolving credit facility and the 2023 Term Loan adjusts frequently based on current market interest rates; therefore, the Company believes the carrying amount approximates the fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of March 31, 2024 and December 31, 2023, the carrying amounts and the fair values were as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,842	$395,127	$445,690	$389,241
2019 Senior Notes	$396,590	$358,660	$396,440	$355,068
The fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 22.9% and 21.7% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.

9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$1,346	$1,388
Restricted stock	3,477	3,699
Performance vested restricted stock units	4,271	4,684
Total share-based compensation expense	$9,094	$9,771
A summary of the share-based award activity during the three months ended March 31, 2024 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	943,641	$102.90		361,668	$136.05	458,495	$136.14
Granted	78,988	111.94		49,333	111.94	143,312	111.94
Performance-based leveraging (1)	—	—		—	—	—	—
Exercised/vested	(87,240)	71.74		(37,307)	105.52	(146,675)	107.54
Expired	—	—		—	—	—	—
Forfeited	(440)	123.71		(2,433)	119.50	(10,940)	115.62
Outstanding as of March 31, 2024	934,949	$106.56	6.2 years	371,261	$135.99	444,192	$138.29
Options exercisable as of March 31, 2024	639,175	$99.47	5.2 years
(1) During the three months ended March 31, 2024, there were no revisions to the outstanding PVRSUs as a result of a change in the Company's targeted performance conditions.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the three months ended March 31, 2024 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months. The PVRSUs have vesting ranges generally between 0% and 230% of the initial units granted.

The stock options granted by the Company had an exercise price that is equal to the market price of the Company's common stock on the date of grant. The fair value of the stock options granted during the three months ended March 31, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.27%
Expected volatility	31.34%
Expected life of the stock option	6 years
Dividend yield	1.03%
Requisite service period	4 years
Contractual life	10 years
Weighted average fair value of the stock options granted (per stock option)	$38.85
10.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities that require the computation of basic earnings per share using the two-class method. The shares of restricted stock are both potential shares of common stock and participating securities so the Company calculates diluted earnings per share by using the more dilutive of the treasury stock method or the two-class method. The calculation of earnings per share for the net income available to common shareholders excludes the distribution of dividends and the undistributed earnings attributable to the participating securities from the numerator. The diluted earnings per share includes stock options, PVRSUs, and RSUs in the calculation of the weighted average shares of common stock outstanding.

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net income	$31,009	$52,820
Income allocated to participating securities	(158)	(272)
Net income available to common shareholders	$30,851	$52,548
Denominator:
Weighted average shares of common stock outstanding – basic	49,302	51,269
Basic earnings per share	$0.63	$1.02

Numerator:
Net income	$31,009	$52,820
Income allocated to participating securities	(158)	(272)
Net income available to common shareholders	$30,851	$52,548
Denominator:
Weighted average shares of common stock outstanding – basic	49,302	51,269
Dilutive effect of stock options, PVRSUs, and RSUs	338	445
Weighted average shares of common stock outstanding – diluted	49,640	51,714
Diluted earnings per share	$0.62	$1.02
The following securities have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Stock options	231	240
PVRSUs	49	—
11.    Reportable Segments
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations, which consists of its 22 brands and brand extensions and the hotel management operations of 13 hotels (inclusive of four owned hotels). The 22 brands and brand extensions and hotel management operations are aggregated together within this reportable segment because they have similar economic characteristics, types of customers, distribution channels, and regulatory business environments. The revenues from the hotel franchising and management business include royalty fees, initial franchise fees and relicensing fees, cost reimbursement revenues, platform and procurement services fees revenue, base and incentive management fees, and other hotel franchising and management-related revenue. The Company provides certain services under its franchise and management agreements which result in direct and indirect reimbursements. The cost reimbursement revenues received from the franchisees are included in Hotel Franchising & Management revenues and are offset by the related expenses in order to calculate Hotel Franchising & Management operating income. The equity in the earnings or losses from the hotel franchising-related investment in affiliates is allocated to the Hotel Franchising & Management reportable segment.
The Company evaluates its Hotel Franchising & Management reportable segment based primarily on the results of the segment without allocating corporate expenses, indirect general and administrative expenses, interest expense, interest income, and other gains and losses, all of which are included in the Corporate & Other column in the tables presented below. The Corporate & Other column also reflects the operations of the Company's owned hotels.
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
The following table presents the financial information for the Company's segments:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$299,359	$35,137	$(2,547)	$331,949	$309,047	$26,064	$(2,319)	$332,792
Operating income (loss)	$94,848	$(34,699)	$—	$60,149	$105,491	$(27,640)	$—	$77,851
Income (loss) before income taxes	$94,693	$(54,485)	$—	$40,208	$105,428	$(37,933)	$—	$67,495
12.     Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of March 31, 2024, the maximum unrecorded exposure of the principal associated with these limited payment guaranties is $8.8 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company has the following outstanding commitments as of March 31, 2024:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage eight hotels owned by a third-party. As of March 31, 2024, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of March 31, 2024 in the consolidated balance sheets.
•The Company strategically deploys capital in the form of franchise agreement acquisition cost payments across our brands to incentivize franchise development. These payments are typically made at the commencement of construction or the hotel's opening, in accordance with agreed upon provisions in the individual franchise agreements. The timing and the amount of the franchise agreement acquisition cost payments are dependent on various factors, including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands.
•The Company committed to provide financing in the form of loans or credit facilities to franchisees for Choice brand development efforts. As of March 31, 2024, the Company had remaining commitments of up to $9.0 million, if certain conditions are met.
•The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation system fees. In accordance with the terms of our franchise agreements, the Company is obligated to use the marketing and reservation system revenues it collects from the current franchisees to provide marketing and reservation services that are appropriate to support the operation of the overall system. To the extent the revenues collected exceed the expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years.

Conversely, to the extent the expenditures incurred exceed the revenues collected, the Company has the contractual enforceable right to assess and collect such amounts from the franchisees.
In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such indemnifications are granted under various agreements, including those governing (i) purchases or sales of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities, (v) issuances of debt or equity securities, and (vi) certain operating agreements. The indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in credit facility arrangements, (v) underwriters in debt or equity security issuances, and (vi) parties under certain operating agreements. In addition, these parties are also generally indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these indemnities extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of the future payments that the Company could be required to make under these indemnities, nor is the Company able to develop an estimate of the maximum potential amount of the future payments that could be made under these indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned indemnities, such as the indemnifications of the landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential liability.
13.     Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company has a total principal balance on these loans of $66.8 million and $64.5 million as of March 31, 2024 and December 31, 2023, respectively. These loans mature at various dates and bear interest at fixed and variable rates.
The Company has management fee arrangements with certain of its unconsolidated affiliates. The fees earned and the payroll costs reimbursed under these arrangements totaled $1.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has entered into franchise agreements with certain of its unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation system fees of approximately $6.3 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company has $6.7 million and $4.9 million of gross accounts receivables in the consolidated balance sheets from these unconsolidated affiliates as of March 31, 2024 and December 31, 2023, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the consolidated financial condition and the results of operations of Choice Hotels International, Inc. and its subsidiaries (collectively, "Choice" or the "Company", "we", "us", or "our") contained in this report. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.
Overview
We are primarily a hotel franchisor operating in 50 states, the District of Columbia, and 45 countries and territories. As of March 31, 2024, we had 7,488 hotels with 630,128 rooms open and operating, and 1,012 hotels with 115,481 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of ten open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
We are required by our franchise agreements to use the marketing and reservation system fees we collect for system-wide marketing and reservation system activities. These expenditures, which include advertising costs and the costs to maintain our central reservations systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promote long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases the franchise fees earned by the Company. Additionally, the Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer.
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
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including our capital structure and the uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases and dividends. Refer to the Liquidity and Capital Resources section in MD&A for more information regarding our capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired ten open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
A key component of our strategy for owned hotels is to maximize revenues and manage costs. We strive to optimize revenues by focusing on revenue management, increasing guest loyalty, expanding brand awareness with targeted customer groupings, and providing superior guest service. Other than four owned hotels, we currently do not manage our owned hotels but utilize the services of third-party hotel management companies that provide their own employees. We manage costs by setting performance goals for our hotel management companies and optimizing distribution channels.

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
Results of Operations - Royalty, licensing and management fees, operating income, net income, and diluted earnings per share represent the key measures of our financial performance. These measures are primarily driven by the operations of our hotel franchise system and, therefore, our analysis of the Company's operations is primarily focused on the size, performance, and the potential growth of the hotel franchise system as well as our variable overhead costs.
Our discussion of our results of operations excludes reimbursable franchise marketing and reservation system revenues and expenses and the management agreement cost reimbursements and expenses included in the Company's other revenues from franchised and managed properties and other expenses from franchised and managed properties. The Company's franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. The Company is obligated to expend the marketing and reservation system fees it collects from its franchisees in accordance with the franchise agreements. Furthermore, the franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects the cumulative revenues and expenses of reimbursable components to break even and, therefore, no income or loss will be generated from the reimbursable marketing and reservation system activities. Additionally, the Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer. As a result, the Company generally excludes the other revenues and other expenses from franchised and managed properties from the analysis of its operations.

Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support franchise operations, quarterly and/or annual deficits may be generated. During the three months ended March 31, 2024, other expenses from franchised and managed properties exceeded other revenues from franchised and managed properties by $12.4 million. During the three months ended March 31, 2023, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $2.1 million.
Refer to the Operations Review section in MD&A for additional analysis of our results of operations.
Liquidity and Capital Resources - Historically, the Company has generated significant cash flows from operations. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases, and dividends.
We believe the Company’s cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets is sufficient to meet the expected future operating, investing, and financing needs of the business. Refer to the Liquidity and Capital Resources section in MD&A for additional analysis.
Inflation - We believe that moderate increases in the rate of inflation will generally result in comparable or greater increases in hotel room rates. We continue to monitor future inflation trends along with the corresponding impacts to our business.
Wyndham Proposal
As previously disclosed, the Company publicly announced the expiration of the exchange offer to acquire all of the outstanding shares of Wyndham Hotels & Resorts, Inc. ("Wyndham") at a price of $90.00 per share, payable in a mix of cash and stock. The exchange offer expired on March 8, 2024. The Company instructed the exchange agent to return all tendered shares of Wyndham stock to the tendering stockholders. In addition, the Company announced the withdrawal of its nomination of director candidates for election at Wyndham's 2024 Annual Meeting of Stockholders.

Operations Review
The summarized financial results were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$105,467	$107,492
Initial franchise fees	6,705	7,882
Platform and procurement services fees	13,756	13,843
Owned hotels	24,991	22,332
Other	16,357	10,627
Other revenues from franchised and managed properties	164,673	170,616
Total revenues	331,949	332,792
OPERATING EXPENSES
Selling, general and administrative	48,625	48,921
Business combination, diligence and transition costs	15,844	10,362
Depreciation and amortization	10,935	10,023
Owned hotels	19,323	17,146
Other expenses from franchised and managed properties	177,073	168,489
Total operating expenses	271,800	254,941
Operating income	60,149	77,851
OTHER EXPENSES AND INCOME, NET
Interest expense	20,181	14,084
Interest income	(1,731)	(1,883)
Other loss (gain)	1,336	(1,908)
Equity in net loss of affiliates	155	63
Total other expenses and income, net	19,941	10,356
Income before income taxes	40,208	67,495
Income tax expense	9,199	14,675
Net income	$31,009	$52,820
Results of Operations
For the three months ended March 31, 2024, the Company recognized income before income taxes of $40.2 million, which is a $27.3 million decrease from the same period in the prior year. The decrease in income before income taxes is primarily due to a $17.7 million decrease in operating income and a $6.1 million increase in interest expense.
Operating income decreased $17.7 million primarily due to a $14.5 million decrease in the net activity generated from other revenues from franchised and managed properties and other expenses from franchised and managed properties and a $5.4 million increase in business combination, diligence and transition costs, partially offset by a $5.8 million increase in other revenues.
The primary reasons for these fluctuations are described in more detail below.
Royalty, Licensing and Management fees
Domestic royalty fees decreased $5.2 million to $92.9 million for the three months ended March 31, 2024 from $98.2 million for the three months ended March 31, 2023. The decrease in domestic royalty fees is primarily due to a 5.9% domestic system-wide RevPAR decrease as a result of a 2.1% decrease in average daily rates and a 200 basis points decrease in occupancy during the current period, all of which was partially offset by a system-wide 4 basis points increase in the effective royalty rate from 4.99% for the three months ended March 31, 2023 to 5.03% for the three months ended March 31, 2024.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2024			March 31, 2023
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$142.90	51.0%	$72.93	$139.70	51.5%	$71.99	2.3%	(50)	bps	1.3%
Midscale & Upper Midscale (2)	93.13	49.6%	46.19	95.15	52.2%	49.66	(2.1)%	(260)	bps	(7.0)%
Extended Stay (3)	60.48	69.4%	41.97	62.79	71.3%	44.74	(3.7)%	(190)	bps	(6.2)%
Economy (4)	66.64	42.9%	28.59	67.71	44.8%	30.34	(1.6)%	(190)	bps	(5.8)%
Total	$89.23	50.7%	$45.24	$91.18	52.7%	$48.06	(2.1)%	(200)	bps	(5.9)%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

A summary of the domestic hotels and rooms by brand in our franchise system as of March 31, 2024 and 2023 was as follows:

	March 31, 2024		March 31, 2023		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	202	22,833	210	23,552	(8)	(3.8)%	(719)	(3.1)%
Cambria Hotels	73	10,094	66	9,000	7	10.6%	1,094	12.2%
Radisson (1)	60	14,154	68	15,887	(8)	(11.8)%	(1,733)	(10.9)%
Comfort (2)	1,672	131,285	1,657	130,116	15	0.9%	1,169	0.9%
Quality Inn	1,622	119,219	1,624	120,268	(2)	(0.1)%	(1,049)	(0.9)%
Country	426	33,990	432	34,494	(6)	(1.4)%	(504)	(1.5)%
Sleep Inn	424	29,775	431	30,427	(7)	(1.6)%	(652)	(2.1)%
Clarion (3)	183	19,561	184	20,137	(1)	(0.5)%	(576)	(2.9)%
Park Inn	4	363	4	363	—	—%	—	—%
WoodSpring Suites	240	28,960	214	25,834	26	12.1%	3,126	12.1%
MainStay Suites	127	8,918	117	8,006	10	8.5%	912	11.4%
Suburban Studios	108	9,226	75	6,700	33	44.0%	2,526	37.7%
Everhome Suites	3	335	1	98	2	200.0%	237	241.8%
Econo Lodge	665	39,243	690	41,157	(25)	(3.6)%	(1,914)	(4.7)%
Rodeway	464	26,140	495	27,840	(31)	(6.3)%	(1,700)	(6.1)%
Total Domestic Franchises	6,273	494,096	6,268	493,879	5	0.1%	217	—%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.

International royalty fees increased to $6.9 million for the three months ended March 31, 2024 from $6.4 million for the three months ended March 31, 2023. The increase in international royalty fees is attributable to an increase in international RevPAR and an increase in the international franchise system size by 16 hotels (from 1,199 as of March 31, 2023 to 1,215 as of March 31, 2024) and 3,087 rooms (from 132,945 as of March 31, 2023 to 136,032 as of March 31, 2024).

Initial Franchise Fees
Initial franchise fees are generally paid to the Company when a franchisee executes a franchise agreement for a new property entering the franchise system, or an existing franchised property at the time of an ownership change (referred to as a relicensing), or a franchise agreement renewal; however, the recognition of revenue is deferred until the hotel associated with the franchise agreement is open or the franchise agreement is terminated. Once the hotel opens, revenue is recognized ratably as the services are provided over the enforceable period of the franchise agreement. If a franchise agreement is terminated, then the previously deferred initial franchise fees are recognized as revenue immediately in the period the franchise agreement is terminated.
Initial franchise fee revenue decreased $1.2 million to $6.7 million for the three months ended March 31, 2024 from $7.9 million for the three months ended March 31, 2023. The decrease is primarily attributable to the lower number of domestic franchise agreement terminations as compared to the prior year.
As of March 31, 2024, the Company had 1,012 hotels with 115,481 rooms in its pipeline. Approximately 86% of our pipeline is located in the United States and approximately 72% of the domestic portion of the pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
Fluctuations in its pipeline are primarily due to the timing of hotel openings and the timing of awarding new franchise agreements. While the pipeline provides a strong platform for growth, a hotel in the pipeline does not always result in an open and operating hotel due to various macroeconomic factors, including access to liquidity, availability of construction labor and materials, and local governmental approvals and entitlements.
Other Revenues
Other revenues increased $5.8 million to $16.4 million for the three months ended March 31, 2024 from $10.6 million for the three months ended March 31, 2023. The increase was primarily due to an increase in liquidated damages resulting from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the costs to operate the business, decreased $0.3 million to $48.6 million for the three months ended March 31, 2024 from $48.9 million for the three months ended March 31, 2023.
The decrease in selling, general and administrative expenses primarily related to declines in spending for general corporate purposes, including compensation, benefits, and travel, that were driven by the substantial completion of integrating the Radisson Hotels Americas operations, and a decrease in the provisions for credit losses on accounts receivable balances. The overall decrease in selling, general and administrative expenses was partially offset by a $1.9 million increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs increased $5.4 million to $15.8 million for the three months ended March 31, 2024 from $10.4 million for the three months ended March 31, 2023. The increase was due to the costs related to the Wyndham acquisition pursuit, which we terminated on March 8, 2024.
Interest Expense
Interest expense increased $6.1 million to $20.2 million for the three months ended March 31, 2024 from $14.1 million for the three months ended March 31, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's senior unsecured revolving credit facility. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Other Loss (Gain)
Other loss (gain) decreased $3.2 million to other losses of $1.3 million for the three months ended March 31, 2024 from other gains of $1.9 million for the three months ended March 31, 2023. The decrease was primarily due to a $5.3 million unrealized loss on investments in equity securities, partially offset by dividend income of $1.1 million and a $1.6 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments.

Income Tax Expense
The Company's effective income tax rates were 22.9% and 21.7% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of March 31, 2024, the Company's primary sources of liquidity consisted of $537.1 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of March 31, 2024, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We are currently engaged in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $499.4 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of March 31, 2024. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
The Company also strategically deploys capital in the form of franchise agreement acquisition costs across our brands to incentivize franchise development. The timing and the amount of the franchise agreement acquisition cost payments are dependent on various factors including the implementation of various development and brand incentive programs, the level of franchise sales, and the ability of our franchisees to complete construction or convert their hotels to one of the Company’s brands.
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of March 31, 2024, the Company had 6.4 million shares remaining under the current share repurchase authorization. The projected 2024 annual dividend rate is $1.15 per share or approximately $57.2 million in aggregate dividend payments, which is subject to future declarations by our board of directors.
Cash Flows from Operating Activities
During the three months ended March 31, 2024 and 2023, the net cash provided by operating activities was $1.7 million and $12.0 million, respectively. Our operating cash flows decreased $10.3 million primarily due to a decrease in the net reimbursable amounts from the franchised and managed properties activities, an increase in the franchise agreement acquisition cost payments, an increase in business combination, diligence and transition costs associated with the Wyndham acquisition pursuit, and an increase in borrowing costs, all of which were partially offset by the timing of working capital items.
In conjunction with brand and development programs, we strategically make certain franchise acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the three months ended March 31, 2024 and 2023, the Company's net franchise agreement acquisition costs were $33.5 million and $28.1 million, respectively.

The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to payroll costs at managed hotels where the Company is the employer. These activities are reflected in other revenues from franchised and managed properties and other expenses from franchised and managed properties. During the three months ended March 31, 2024, the activity from other expenses from franchised and managed properties exceeded the activity of other revenues from franchised and managed properties by $12.4 million. During the three months ended March 31, 2023, the activity from other revenues from franchised and managed properties exceeded the activity of other expenses from franchised and managed properties by $2.1 million.
Cash Flows from Investing Activities
The net cash used in investing activities was $42.7 million and $29.5 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in investing activities was primarily due to the following:
During the three months ended March 31, 2024 and 2023, capital expenditures in property and equipment totaled $32.8 million and $19.6 million, respectively. These capital expenditures primarily reflect the costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands and the ongoing hotel development efforts, as well as the leasehold improvements in the Company's new corporate headquarters office in North Bethesda, Maryland.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the three months ended March 31, 2024 and 2023, the Company invested $9.3 million and $3.6 million, respectively, to support these efforts. In addition, during the three months ended March 31, 2023, the Company received proceeds from the sale of certain affiliates totaling $0.9 million. During the three months ended March 31, 2024, the Company did not sell any affiliates.
During the three months ended March 31, 2024, the Company received proceeds of $1.2 million from the sale of equity securities. There were no purchases of equity securities during the three months ended March 31, 2024. The Company did not purchase or sell any equity securities during the three months ended March 31, 2023.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the three months ended March 31, 2024, the Company issued $1.0 million in notes receivable loans and received $0.9 million in notes receivable loan repayments. During the three months ended March 31, 2023, the Company issued $3.7 million in notes receivable loans and received $0.3 million in notes receivable loan repayments.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the Restated Credit Agreement to be immediately due and payable. As of March 31, 2024, the Company maintained a total leverage ratio of 2.73x, including outstanding debt of approximately $353.3 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
The 2023 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date. Upon the occurrence of certain debt issuances and equity issuances, as defined in the 2023 Term Loan's agreement, the Company is required to make certain principal prepayments of the 2023 Term Loan in an amount equal to 100% of the net cash proceeds from those debt and equity issuances.

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
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes with a principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions, and offering expenses, to repay in full the $250 million term loan entered in April 2020 and to fund the purchase price of the 2012 Senior Notes.
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
Economic Development Loans
The Company entered into economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in April 2013. In accordance with these agreements, the governmental entities agreed to advance approximately $4.4 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. The Company has been advanced the full amounts that were due pursuant to these agreements, and these advances bore interest at a rate of 3% per annum.
Repayment of the advances was contingent upon the Company achieving certain performance conditions. The performance conditions were measured annually on December 31st and primarily related to maintaining certain levels of employment within the various jurisdictions. If the Company failed to meet an annual performance condition, then the Company may have been required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Upon the expiration of the Company's previous ten-year corporate headquarters lease agreement in 2023, any outstanding advances would be forgiven in full. The $4.4 million of advances were previously recognized as debt in the consolidated balance sheets.

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
Dividends
In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the current per share dividend amount that was utilized in each of the dividends that were declared in 2023 and 2024.
During the three months ended March 31, 2024, the Company paid $14.7 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2024 is projected to be $1.15 per share or approximately $57.2 million in aggregate dividend payments.
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
Share Repurchases and Redemptions
In 1998, we instituted a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. On March 11, 2024, the Company's board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program.
During the three months ended March 31, 2024, the Company repurchased 0.4 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $49.2 million. In total, the Company has repurchased 58.7 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.3 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 91.7 million shares at an average price of $25.31 per share. As of March 31, 2024, the Company had 6.4 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2024, the Company redeemed 0.1 million shares of common stock at a total cost of $11.4 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the three months ended March 31, 2024, the Company received proceeds of $4.2 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to the critical accounting estimates that were previously disclosed.
New Accounting Standards
Refer to the "Recently Issued Accounting Standards" section of Note 1 to the consolidated financial statements for information related to our evaluation of new accounting standards.

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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; the ability to realize the anticipated long-term benefits and synergies of the acquisition of Radisson Hotels Americas as rapidly or to the extent anticipated; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for marketing and reservations systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness, including additional indebtedness incurred as a result of the acquisition of Radisson Hotels Americas. These and other risk factors are discussed in detail in the Risk Factors section of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $45.1 million and $41.6 million as of March 31, 2024 and December 31, 2023, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of March 31, 2024, the Company had $855 million of variable interest rate debt instruments outstanding at an effective interest rate of 6.66%. A hypothetical change of 10% in the Company’s effective interest rate from the March 31, 2024 levels would increase or decrease annual interest expense by $5.7 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
As discussed in the Overview section of "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company terminated its pursuit to acquire Wyndham; therefore, the risks associated with the acquisition of Wyndham that were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are no longer material risks to the Company. Otherwise, there have been no material changes to the risk factors that were disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, all of which could materially affect our business, financial condition, or future operating results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2024. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2024	—	$—	—	1,763,472
February 29, 2024	—	—	—	1,763,472
March 31, 2024 (2)	494,910	122.39	382,374	6,381,098
Total	494,910	$122.39	382,374	6,381,098
(1) During the three months ended March 31, 2024, the Company redeemed 112,536 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
(2) On March 11, 2024, the Company's board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes, for the first quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Patrick Pacious (President and Chief Executive Officer)	Adopted (March 14, 2024)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Simone Wu (Senior Vice President, General Counsel, Corporate Secretary & External Affairs)	Adopted (March 14, 2024)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Dominic Dragisich (Executive Vice President, Operations and Chief Global Brand Officer)	Adopted (March 14, 2024)	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
Patrick Cimerola (Chief Human Resources Officer)	Adopted (March 14, 2024)	Rule 10b5-1 trading arrangement	Sale	(4)	(4)

(1) This trading plan relates to 54,993 shares of the Company's common stock and has a scheduled expiration date of December 20, 2024.
(2) This trading plan relates to 7,840 shares of the Company's common stock and has a scheduled expiration date of March 1, 2025.
(3) This trading plan relates to 27,835 shares of the Company's common stock and has a scheduled expiration date of February 28, 2026.
(4) This trading plan relates to 39,781 shares of the Company's common stock and has a scheduled expiration date of June 17, 2025.

ITEM 6.EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 26, 2013

3.03(c)	Amended and Restated Bylaws of Choice Hotels International, Inc. dated February 15, 2010

3.04(d)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc. dated April 24, 2015

3.05(e)	Amendment to the Amended and Restated Bylaws of Choice Hotels International, Inc. dated January 12, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(a)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Registration Statement on Form S-4, filed August 31, 1998 (Reg. No. 333-62543).
(b)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013.
(c)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 15, 2010, filed February 16, 2010.
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

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2024	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2024	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer