Form 10-Q
period 2024-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2024-08-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of July 31, 2024, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 47,214,338.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Royalty, licensing and management fees	$141,813	$140,499	$247,280	$247,991
Initial franchise fees	6,562	7,164	13,267	15,046
Platform and procurement services fees	28,126	28,801	41,882	42,644
Owned hotels	28,418	25,504	53,409	47,836
Other	15,037	11,148	31,394	21,775
Other revenues from franchised and managed properties	215,200	214,304	379,873	384,920
Total revenues	435,156	427,420	767,105	760,212
OPERATING EXPENSES
Selling, general and administrative	64,995	58,424	113,620	107,345
Business combination, diligence and transition costs	895	9,380	16,739	19,742
Depreciation and amortization	10,827	9,812	21,762	19,835
Owned hotels	20,704	18,150	40,027	35,296
Other expenses from franchised and managed properties	205,113	207,265	382,186	375,754
Total operating expenses	302,534	303,031	574,334	557,972
Operating income	132,622	124,389	192,771	202,240
OTHER EXPENSES AND INCOME, NET
Interest expense	23,845	16,270	44,026	30,354
Interest income	(2,415)	(2,056)	(4,146)	(3,939)
Other loss (gain)	2,544	(2,187)	3,880	(4,095)
Equity in net gain of affiliates	(7,933)	(185)	(7,778)	(122)
Total other expenses and income, net	16,041	11,842	35,982	22,198
Income before income taxes	116,581	112,547	156,789	180,042
Income tax expense	29,445	27,837	38,644	42,512
Net income	$87,136	$84,710	$118,145	$137,530

Basic earnings per share	$1.82	$1.66	$2.42	$2.68
Diluted earnings per share	$1.80	$1.65	$2.41	$2.66

Cash dividends declared per share	$0.2875	$0.2875	$0.5750	$0.5750
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$87,136	$84,710	$118,145	$137,530
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(694)	295	(240)	689
Other comprehensive (loss) income, net of tax	(694)	295	(240)	689
Comprehensive income	$86,442	$85,005	$117,905	$138,219
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$60,409	$26,754
Accounts receivable (net of allowance for credit losses of $45,350 and $39,265, respectively)	235,384	195,896
Investments in equity securities, at fair value	90,446	—
Income taxes receivable	9,695	14,283
Notes receivable (net of allowance for credit losses of $2,644 and $3,035, respectively)	21,686	20,766
Prepaid expenses and other current assets	30,537	38,831
Total current assets	448,157	296,530
Property and equipment (net of accumulated depreciation and amortization of $304,685 and $280,499, respectively)	541,194	493,478
Operating lease right-of-use assets	83,359	85,101
Goodwill	220,187	220,187
Intangible assets (net of accumulated amortization of $283,087 and $252,342, respectively)	833,016	811,075
Notes receivable (net of allowance for credit losses of $5,357 and $5,581, respectively)	77,871	78,900
Investments in equity securities, at fair value	—	116,374
Investments for employee benefit plans, at fair value	45,270	39,751
Investments in affiliates	80,555	70,579
Deferred income taxes	92,159	89,535
Other assets	97,139	93,289
Total assets	$2,518,907	$2,394,799
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$151,086	$131,284
Accrued expenses and other current liabilities	96,583	109,248
Deferred revenue	105,928	108,316
Current portion of long-term debt	—	499,268
Liability for guest loyalty program	98,493	94,574
Total current liabilities	452,090	942,690
Long-term debt	1,868,425	1,068,751
Long-term deferred revenue	132,170	133,501
Deferred compensation and retirement plan obligations	50,676	45,657
Income taxes payable	—	8,601
Operating lease liabilities	110,266	109,483
Liability for guest loyalty program	44,394	43,266
Other liabilities	7,665	7,252
Total liabilities	2,665,686	2,359,201
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2024 and December 31, 2023; 47,350,867 and 49,526,245 shares outstanding at June 30, 2024 and December 31, 2023, respectively	951	951
Additional paid-in-capital	344,173	330,750
Accumulated other comprehensive loss	(5,911)	(5,671)
Treasury stock, at cost; 47,714,771 and 45,539,393 shares at June 30, 2024 and December 31, 2023, respectively	(2,332,736)	(2,046,791)
Retained earnings	1,846,744	1,756,359
Total shareholders’ (deficit) equity	(146,779)	35,598
Total liabilities and shareholders’ (deficit) equity	$2,518,907	$2,394,799
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,145	$137,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,762	19,835
Depreciation and amortization – other expenses from franchised and managed properties	13,797	18,581
Franchise agreement acquisition cost amortization	13,993	9,380
Non-cash share-based compensation and other charges	19,253	23,689
Non-cash interest, investments, and affiliate income, net	(1,791)	(3,098)
Deferred income taxes	(2,689)	2,157
Equity in net loss of affiliates, less distributions received	1,160	637
Franchise agreement acquisition costs, net of reimbursements	(52,025)	(46,150)
Change in working capital and other	(18,010)	(36,822)
Net cash provided by operating activities	113,595	125,739
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property and equipment	(73,539)	(45,684)
Investments in intangible assets	(1,702)	(1,385)
Contributions to investments in affiliates	(19,486)	(15,328)
Distributions from sales of affiliates	15,850	868
Purchases of investments for employee benefit plans	(2,110)	(3,206)
Proceeds from sales of investments for employee benefit plans	2,142	1,099
Proceeds from sales of equity securities	16,815	—
Issuances of notes receivable	(1,479)	(4,284)
Collections of notes receivable	1,743	9,296
Other items, net	(266)	(526)
Net cash used in investing activities	(62,032)	(59,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	301,500	185,000
Debt issuance costs	(2,760)	(755)
Purchases of treasury stock	(292,711)	(234,455)
Dividends paid	(28,854)	(27,534)
Proceeds from the exercise of stock options	4,261	5,616
Net cash used in financing activities	(18,564)	(72,128)
Net change in cash and cash equivalents	32,999	(5,539)
Effect of foreign exchange rate changes on cash and cash equivalents	656	140
Cash and cash equivalents, beginning of period	26,754	41,566
Cash and cash equivalents, end of period	$60,409	$36,167

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$28,961	$32,204
Interest, net of capitalized interest	$42,863	$28,841
Non-cash investing and financing activities
Dividends declared but not paid	$13,613	$15,136
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$10,955	$8,716

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income, net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008
Net income	—	—	—	—	—	84,710	84,710
Other comprehensive income, net of tax	—	—	—	295	—	—	295
Share-based payment activity(1)	10,508	—	11,336	—	579	—	11,915
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,540)	(14,540)
Treasury purchases(2)	(619,059)	—	—	—	(74,697)	—	(74,697)
Balance as of June 30, 2023	50,565,881	$951	$311,288	$(4,522)	$(1,917,031)	$1,664,005	$54,691

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases(2)	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727
Net income	—	—	—	—	—	87,136	87,136
Other comprehensive income, net of tax	—	—	—	(694)	—	—	(694)
Share-based payment activity(1)	17,095	—	8,561	—	685	—	9,246
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,613)	(13,613)
Treasury purchases(2)	(1,950,432)	—	—	—	(235,581)	—	(235,581)
Balance as of June 30, 2024	47,350,867	$951	$344,173	$(5,911)	$(2,332,736)	$1,846,744	$(146,779)
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss on both an annual and an interim basis. ASU 2023-07 is effective for the annual reporting period beginning after December 15, 2023 and the interim periods within the annual reporting period beginning after December 15, 2024. Based on the Company's assessment, the adoption of this standard is not expected to have an impact on the Company's consolidated financial statements, but it will require enhanced segment disclosures in the notes to the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is designed to provide additional information to financial statement users in regard to how an entity's operations, risks, and planning affect its tax rate, opportunities, and future cash flows. ASU 2023-09 is effective for the annual reporting period beginning after December 15, 2024. Based on the Company's assessment, the adoption of this standard is not expected to have an impact on the Company's consolidated financial statements, but it will require enhanced income tax disclosures in the notes to the consolidated financial statements.

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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2023 to June 30, 2024:

(in thousands)
Balance as of December 31, 2023	$209,895
Increases to the contract liability balance due to cash received	60,223
Revenue recognized in the period	(58,624)
Balance as of June 30, 2024	$211,494
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $211.5 million as of June 30, 2024. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
Disaggregation of Revenue
The following table presents the Company's revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$138,459	$3,354	$141,813	$136,654	$3,845	$140,499
Initial franchise fees	6,562	—	6,562	7,164	—	7,164
Platform and procurement services fees	27,381	745	28,126	27,997	804	28,801
Owned hotels	21,170	7,248	28,418	19,155	6,349	25,504
Other	15,037	—	15,037	11,148	—	11,148
Other revenues from franchised and managed properties	183,001	32,199	215,200	189,853	24,451	214,304
Total revenues	$391,610	$43,546	$435,156	$391,971	$35,449	$427,420

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$241,566	$5,714	$247,280	$243,502	$4,489	$247,991
Initial franchise fees	13,267	—	13,267	15,046	—	15,046
Platform and procurement services fees	40,558	1,324	41,882	41,237	1,407	42,644
Owned hotels	39,251	14,158	53,409	36,047	11,789	47,836
Other	31,394	—	31,394	21,775	—	21,775
Other revenues from franchised and managed properties	331,083	48,790	379,873	345,934	38,986	384,920
Total revenues	$697,119	$69,986	$767,105	$703,541	$56,671	$760,212
The owned hotels revenues that are recognized at a point in time represent the goods and services that are purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining revenues that are recognized at a point in time represent the loyalty points that are redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $36.3 million and $29.1 million for the three months ended June 30, 2024 and 2023, respectively, and $55.8 million and $44.9 million for the six months ended June 30, 2024 and 2023, respectively.
As presented in Note 11, the Corporate & Other segment revenue amounts were $24.2 million and $26.6 million for the three months ended June 30, 2024 and 2023, respectively, and $59.3 million and $52.6 million for the six months ended June 30, 2024 and 2023, respectively, which are presented in other revenues and owned hotels revenues in the consolidated statements of income. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and other revenues from franchised and managed properties are presented net of intersegment revenues of $3.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $5.6 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	June 30, 2024	December 31, 2023
Senior	$87,199	$85,919
Subordinated	15,792	17,004
Unsecured	4,567	5,359
Total notes receivable	$107,558	$108,282
Less: allowance for credit losses	8,001	8,616
Total notes receivable, net of allowance for credit losses	$99,557	$99,666
Current portion, net of allowance for credit losses	$21,686	$20,766
Long-term portion, net of allowance for credit losses	$77,871	$78,900
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Senior	$1,417	$—	$—	$—	$—	$85,782	$87,199
Subordinated	—	3,498	—	—	—	12,294	15,792
Unsecured	—	—	152	1,288	832	2,295	4,567
Total notes receivable	$1,417	$3,498	$152	$1,288	$832	$100,371	$107,558
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	June 30, 2024	December 31, 2023
Beginning balance	$8,616	$10,172
Provision for credit losses	61	763
Recoveries	(676)	(2,319)
Ending balance	$8,001	$8,616
As of June 30, 2024 and December 31, 2023, one note receivable loan with a senior credit quality indicator met the definition of collateral-dependent and is collateralized by the membership interests in the borrowing entities and the associated land parcel. The Company used a market approach that uses quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loan was $2.2 million as of June 30, 2024 and December 31, 2023.
During the six months ended June 30, 2024 and during the year ended December 31, 2023, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2024
Senior	$—	$—	$15,200	$15,200	$71,999	$87,199
Subordinated	—	—	—	—	15,792	15,792
Unsecured	—	—	400	400	4,167	4,567
	$—	$—	$15,600	$15,600	$91,958	$107,558
As of December 31, 2023
Senior	$—	$—	$15,200	$15,200	$70,719	$85,919
Subordinated	—	2,936	—	2,936	14,068	17,004
Unsecured	—	—	400	400	4,959	5,359
	$—	$2,936	$15,600	$18,536	$89,746	$108,282
The amortized cost basis of the notes receivable in a non-accrual status was $15.2 million and $15.9 million as of June 30, 2024 and December 31, 2023, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $95.1 million as of June 30, 2024 and December 31, 2023. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the six months ended June 30, 2024, the Company recognized provisions for credit losses on accounts receivable of $6.9 million in selling, general and administrative expenses, and $6.4 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the six months ended June 30, 2023, the Company recognized provisions for credit losses on accounts receivable of $2.9 million in selling, general and administrative expenses, and $3.4 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the six months ended June 30, 2024 and 2023, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $7.2 million and $5.3 million, respectively.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of June 30, 2024 and December 31, 2023, the Company had total investments in affiliates in the consolidated balance sheets of $80.6 million and $70.6 million, respectively, which included investments in affiliates that represent VIEs of $69.1 million and $59.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended June 30, 2024 and 2023, the Company recognized gains totaling $6.8 million and losses totaling $0.9 million, respectively, from these investments that represent VIEs. During the six months ended June 30, 2024 and 2023, the Company recognized gains totaling $5.6 million and losses totaling $2.3 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.
On May 24, 2024, one of the Company's unconsolidated affiliates sold its underlying assets. The Company received a distribution from the unconsolidated affiliate and recognized a gain of $7.2 million, which was recognized in equity in net gain of affiliates in the consolidated statements of income for the period.
During the three and six months ended June 30, 2024 and 2023, the Company recognized no impairment charges related to its equity method investments.

5.    Debt
Debt consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
$500 million unsecured term loan due 2024 ("2023 Term Loan") with an effective interest rate of 6.82%, less a discount and deferred issuance costs of $0.3 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively (1)	$499,669	$499,268
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $4.0 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively	445,995	445,690
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.3 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively	396,741	396,440
$1 billion senior unsecured revolving credit facility with an effective interest rate of 6.71%, less deferred issuance costs of $4.0 million and $1.9 million at June 30, 2024 and December 31, 2023, respectively	526,020	226,621
Total debt	$1,868,425	$1,568,019
Less: current portion (1)	—	499,268
Long-term debt	$1,868,425	$1,068,751
(1) The 2023 Term Loan had a maturity date of December 16, 2024. As discussed in Note 14, the Company used the proceeds from the issuance of the 2024 Senior Notes (as defined below) to repay the 2023 Term Loan on July 2, 2024. Based on the 2023 Term Loan being repaid from the proceeds of the 2024 Senior Notes shortly after the end of the period, the 2023 Term Loan has been classified as a long-term liability at June 30, 2024.
Senior Unsecured Revolving Credit Facility
On June 28, 2024, the Company entered into a Second Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company's existing amended and restated senior unsecured credit agreement dated August 20, 2018 (the "Former Credit Agreement"). The Former Credit Agreement provided for an $850 million unsecured revolving credit facility (the "Revolver") with a final maturity date of August 20, 2026. The Restated Credit Agreement increased the commitments under the Revolver to $1 billion and extended the final maturity date of the Revolver to June 28, 2029, subject to optional one-year extensions that can be requested by the Company prior to each of the third, fourth, and fifth anniversaries of the closing date of the Restated Credit Agreement. The effectiveness of such extension is subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $50 million of borrowings under the Revolver may be used for alternative currency loans, up to $10 million of capacity under the Revolver may be used for the issuance of letters of credit, and up to $25 million of borrowings under the Revolver may be used for swingline loans. The Company may from time to time designate one or more wholly-owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions. At any time prior to the final maturity date, the Company may increase the amount of the Revolver or add one or more term loan facilities under the Restated Credit Agreement by up to an additional $500 million in the aggregate to the extent that any one or more lenders commit to being a lender for the additional amount of such increase or the term loan facility and certain other customary conditions are met.
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2024 and 2023 were as follows:

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income before reclassification	(240)
Balance as of June 30, 2024	$(5,911)

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income before reclassification	689
Balance as of June 30, 2023	$(4,522)
Other comprehensive income, net of tax, for both the six months ended June 30, 2024 and 2023 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2024 and during the year ended December 31, 2023.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2024
Equity securities	$90,446	$90,446	$—	$—
Mutual funds(1)	41,493	41,493	—	—
Money market funds(1)	4,440	—	4,440	—
Total	$136,379	$131,939	$4,440	$—
As of December 31, 2023
Equity securities	$116,374	$116,374	$—	$—
Mutual funds(1)	36,810	36,810	—	—
Money market funds(1)	4,767	—	4,767	—
Total	$157,951	$153,184	$4,767	$—
(1) The current assets at fair value noted above are presented in prepaid expenses and other current assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Investments in Equity Securities
The following table is a summary of the unrealized gains and losses of the investments in equity securities:

	As of June 30, 2024				As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$94,940	$—	$(4,494)	$90,446	$112,420	$3,954	$—	$116,374
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of June 30, 2024 and December 31, 2023, the carrying amounts and the fair values were as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Senior Notes	$445,995	$397,323	$445,690	$389,241
2019 Senior Notes	$396,741	$359,560	$396,440	$355,068
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 25.3% and 24.7% for the three months ended June 30, 2024 and 2023, respectively. The Company's effective income tax rates were 24.6% and 23.6% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rates for the three and six months ended June 30, 2024 and 2023 were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$1,292	$1,752	$2,638	$3,140
Restricted stock	3,236	3,358	6,713	7,057
Performance vested restricted stock units	4,749	7,096	9,020	11,780
Total share-based compensation expense	$9,277	$12,206	$18,371	$21,977

A summary of the share-based award activity during the six months ended June 30, 2024 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	943,641	$102.90		361,668	$136.05	458,495	$136.14
Granted	78,988	111.94		61,974	113.74	145,228	112.15
Performance-based leveraging (1)	—	—		—	—	(3,772)	129.01
Exercised/vested	(88,483)	71.87		(52,538)	108.91	(146,675)	107.54
Expired	—	—		—	—	(8,028)	108.79
Forfeited	(440)	123.71		(5,494)	120.32	(6,721)	130.04
Outstanding as of June 30, 2024	933,706	$106.60	6.0 years	365,610	$136.37	438,527	$138.42
Options exercisable as of June 30, 2024	637,932	$99.51	4.9 years
(1) Any revisions to the outstanding PVRSUs during the six months ended June 30, 2024 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the six months ended June 30, 2024 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months. The PVRSUs have vesting ranges generally between 0% and 230% of the initial units granted.
The stock options granted by the Company had an exercise price that was equal to the market price of the Company's common stock on the date of grant. The fair value of the stock options granted during the six months ended June 30, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$87,136	$84,710	$118,145	$137,530
Income allocated to participating securities	(437)	(437)	(597)	(750)
Net income available to common shareholders	$86,699	$84,273	$117,548	$136,780
Denominator:
Weighted average shares of common stock outstanding – basic	47,741	50,626	48,522	50,946
Basic earnings per share	$1.82	$1.66	$2.42	$2.68

Numerator:
Net income	$87,136	$84,710	$118,145	$137,530
Income allocated to participating securities	(437)	(437)	(597)	(750)
Net income available to common shareholders	$86,699	$84,273	$117,548	$136,780
Denominator:
Weighted average shares of common stock outstanding – basic	47,741	50,626	48,522	50,946
Dilutive effect of stock options, PVRSUs, and RSUs	297	365	317	405
Weighted average shares of common stock outstanding – diluted	48,038	50,991	48,839	51,351
Diluted earnings per share	$1.80	$1.65	$2.41	$2.66
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Stock options	248	235	231	235
PVRSUs	49	—	49	—
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
The following tables present the financial information for the Company's segments:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$414,019	$24,198	$(3,061)	$435,156	$401,854	$26,568	$(1,002)	$427,420
Operating income (loss)	$165,243	$(32,621)	$—	$132,622	$149,931	$(25,542)	$—	$124,389
Income (loss) before income taxes	$173,177	$(56,596)	$—	$116,581	$150,116	$(37,569)	$—	$112,547

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$713,378	$59,335	$(5,608)	$767,105	$710,901	$52,632	$(3,321)	$760,212
Operating income (loss)	$260,091	$(67,320)	$—	$192,771	$255,422	$(53,182)	$—	$202,240
Income (loss) before income taxes	$267,870	$(111,081)	$—	$156,789	$255,544	$(75,502)	$—	$180,042
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of June 30, 2024, the maximum unrecorded exposure of the principal associated with these limited payment guaranties is $12.3 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company has the following outstanding commitments as of June 30, 2024:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of June 30, 2024, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of June 30, 2024 in the consolidated balance sheets.

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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of June 30, 2024, the Company had remaining commitments of up to $8.5 million, if certain conditions are met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company has a total principal balance on these loans of $66.8 million and $64.5 million as of June 30, 2024 and December 31, 2023, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
The Company has management fee arrangements with certain of its unconsolidated affiliates. The fees earned and the payroll costs reimbursed under these arrangements totaled $2.1 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.
The Company has entered into franchise agreements with certain of its unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation system fees of approximately $10.0 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized royalty fees and marketing and reservation system fees of approximately $16.3 million and $13.6 million, respectively.
The Company has recognized $7.5 million and $4.9 million of gross accounts receivables in the consolidated balance sheets from these unconsolidated affiliates as of June 30, 2024 and December 31, 2023, respectively.
14. Subsequent Events
On July 2, 2024, the Company closed its sale of an aggregate principal amount of $600 million of senior notes (the "2024 Senior Notes"). The 2024 Senior Notes bear interest at a fixed rate of 5.850% per year and mature on August 1, 2034. Interest on the 2024 Senior Notes is payable semi-annually on February 1st and August 1st of each year, commencing February 1, 2025. The Company used the net proceeds from the 2024 Senior Notes, after deducting underwriting discounts, commissions, and offering expenses, to repay in full the $500 million unsecured term loan and to repay $88.2 million of the outstanding borrowings under the senior unsecured revolving credit facility.
Subsequent to June 30, 2024, the Company sold 1,222,227 shares of equity securities of another issuer for $91.3 million and recognized a realized loss on sale of $3.6 million.
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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 45 countries and territories. As of June 30, 2024, we had 7,486 hotels with 631,063 rooms open and operating, and 1,007 hotels with 114,653 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 11 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
In addition to our hotel franchising business, we have also developed or acquired 11 open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts primarily focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Results of Operations - Royalty, licensing and management fees, operating income, net income, and diluted earnings per share represent the key measures of our financial performance. These measures are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's results of operations is primarily focused on the size, performance, and the potential growth of the hotel franchise system as well as our variable overhead costs.

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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual deficits may be generated. During the three months ended June 30, 2024 and 2023, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $10.1 million and $7.0 million, respectively. During the six months ended June 30, 2024, other expenses from franchised and managed properties exceeded other revenues from franchised and managed properties by $2.3 million. During the six months ended June 30, 2023, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $9.1 million.
Refer to the Operations Review section in MD&A for additional analysis of our results of operations.
Liquidity and Capital Resources - Historically, the Company has generated significant cash flows from operations. Since our business has not historically required a significant reinvestment of capital, we typically utilize cash in ways that management believes provide the greatest returns to our shareholders, which include acquisitions, share repurchases, and dividends.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$141,813	$140,499
Initial franchise fees	6,562	7,164
Platform and procurement services fees	28,126	28,801
Owned hotels	28,418	25,504
Other	15,037	11,148
Other revenues from franchised and managed properties	215,200	214,304
Total revenues	435,156	427,420
OPERATING EXPENSES
Selling, general and administrative	64,995	58,424
Business combination, diligence and transition costs	895	9,380
Depreciation and amortization	10,827	9,812
Owned hotels	20,704	18,150
Other expenses from franchised and managed properties	205,113	207,265
Total operating expenses	302,534	303,031
Operating income	132,622	124,389
OTHER EXPENSES AND INCOME, NET
Interest expense	23,845	16,270
Interest income	(2,415)	(2,056)
Other loss (gain)	2,544	(2,187)
Equity in net gain of affiliates	(7,933)	(185)
Total other expenses and income, net	16,041	11,842
Income before income taxes	116,581	112,547
Income tax expense	29,445	27,837
Net income	$87,136	$84,710
Results of Operations
For the three months ended June 30, 2024, the Company recognized income before income taxes of $116.6 million, which is a $4.1 million increase from the same period in the prior year. The increase in income before income taxes is primarily due to an $8.2 million increase in operating income and a $7.7 million increase in equity in net gain of affiliates, partially offset by a $7.5 million increase in interest expense and a $4.7 million decrease in other loss (gain).
Operating income increased $8.2 million primarily due to a $3.9 million increase in other revenues, a $3.1 million increase in the net activity generated from other revenues from franchised and managed properties and other expenses from franchised and managed properties, and an $8.5 million decrease in business combination, diligence and transition costs, all of which were partially offset by a $6.6 million increase in selling, general and administrative expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty, Licensing and Management Fees
Domestic royalty fees decreased $0.1 million to $125.0 million for the three months ended June 30, 2024 from $125.1 million for the three months ended June 30, 2023. The decrease in domestic royalty fees is primarily due to a 0.5% domestic system-wide RevPAR decrease as a result of a 0.6% decrease in average daily rates during the current period, which was partially offset by a 10 basis points increase in occupancy and a system-wide 5 basis points increase in the effective royalty rate from 4.99% for the three months ended June 30, 2023 to 5.04% for the three months ended June 30, 2024.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2024			June 30, 2023
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$156.38	62.0%	$96.99	$155.09	59.9%	$92.90	0.8%	210	bps	4.4%
Midscale & Upper Midscale (2)	104.16	60.2%	62.75	104.49	60.4%	63.15	(0.3)%	(20)	bps	(0.6)%
Extended Stay (3)	64.38	74.0%	47.64	65.26	74.6%	48.65	(1.4)%	(60)	bps	(2.1)%
Economy (4)	72.42	49.6%	35.93	72.71	50.5%	36.72	(0.4)%	(90)	bps	(2.1)%
Total	$99.46	60.3%	$60.00	$100.09	60.2%	$60.29	(0.6)%	10	bps	(0.5)%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the domestic hotels and rooms by brand in our franchise system as of June 30, 2024 and 2023 was as follows:

	June 30, 2024		June 30, 2023		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	203	23,109	212	23,646	(9)	(4.2)%	(537)	(2.3)%
Cambria Hotels	74	10,209	69	9,399	5	7.2%	810	8.6%
Radisson (1)	60	14,177	68	15,887	(8)	(11.8)%	(1,710)	(10.8)%
Comfort (2)	1,670	131,167	1,663	130,694	7	0.4%	473	0.4%
Quality Inn	1,625	118,739	1,619	119,642	6	0.4%	(903)	(0.8)%
Country	422	33,633	430	34,326	(8)	(1.9)%	(693)	(2.0)%
Sleep Inn	422	29,696	431	30,415	(9)	(2.1)%	(719)	(2.4)%
Clarion (3)	186	19,598	181	19,760	5	2.8%	(162)	(0.8)%
Park Inn	8	775	4	363	4	100.0%	412	113.5%
WoodSpring Suites	246	29,639	224	27,005	22	9.8%	2,634	9.8%
MainStay Suites	130	9,202	121	8,234	9	7.4%	968	11.8%
Suburban Studios	110	9,332	84	7,474	26	31.0%	1,858	24.9%
Everhome Suites	4	449	1	98	3	300.0%	351	358.2%
Econo Lodge	658	38,602	676	39,906	(18)	(2.7)%	(1,304)	(3.3)%
Rodeway	458	25,756	484	27,286	(26)	(5.4)%	(1,530)	(5.6)%
Total Domestic Franchises	6,276	494,083	6,267	494,135	9	0.1%	(52)	—%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees decreased $0.2 million to $7.3 million for the three months ended June 30, 2024 from $7.5 million for the three months ended June 30, 2023. The decrease in international royalty fees is primarily due to the expiration of a licensing fee arrangement in 2023, partially offset by an increase in international RevPAR and an increase in the international franchise system size by 5 hotels (from 1,205 as of June 30, 2023 to 1,210 as of June 30, 2024) and 2,214 rooms (from 134,766 as of June 30, 2023 to 136,980 as of June 30, 2024).
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

Initial franchise fees revenue decreased $0.6 million to $6.6 million for the three months ended June 30, 2024 from $7.2 million for the three months ended June 30, 2023. The decrease is primarily due to the lower number of domestic franchise agreement terminations as compared to the prior year.
As of June 30, 2024, the Company had 1,007 hotels with 114,653 rooms in its pipeline. Approximately 85% of our pipeline is located in the United States and approximately 71% of the domestic portion of the pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
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
Other Revenues
Other revenues increased $3.9 million to $15.0 million for the three months ended June 30, 2024 from $11.1 million for the three months ended June 30, 2023. The increase was primarily due to an increase in liquidated damages that resulted from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the costs to operate the business, increased $6.6 million to $65.0 million for the three months ended June 30, 2024 from $58.4 million for the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to a $2.4 million litigation settlement and an increase in the provisions for credit losses on accounts receivable balances. The overall increase in selling, general and administrative expenses was partially offset by a $1.1 million decrease in the Company's deferred compensation liabilities based on decreases in the fair value of the underlying investments.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $8.5 million to $0.9 million for the three months ended June 30, 2024 from $9.4 million for the three months ended June 30, 2023. The decrease was primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024.
Interest Expense
Interest expense increased $7.5 million to $23.8 million for the three months ended June 30, 2024 from $16.3 million for the three months ended June 30, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's senior unsecured revolving credit facility. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Other Loss (Gain)
Other loss (gain) decreased $4.7 million to other losses of $2.5 million for the three months ended June 30, 2024 from other gains of $2.2 million for the three months ended June 30, 2023. The decrease was primarily due to a $3.2 million unrealized loss on investments in equity securities, a $0.7 million realized loss on the sale of equity securities, and a $1.1 million decrease in the Company's deferred compensation assets based on decreases in the fair value of the underlying investments, all of which were partially offset by dividend income of $0.5 million.
Equity in Net Gain of Affiliates
Equity in net gain of affiliates increased $7.7 million to $7.9 million for the three months ended June 30, 2024 from $0.2 million for the three months ended June 30, 2023. The increase was primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, so the Company recognized a gain of $7.2 million. Refer to Note 4 to our consolidated financial statements for additional information.
Income Tax Expense
The Company's effective income tax rates were 25.3% and 24.7% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

Comparison of the Operating Results for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$247,280	$247,991
Initial franchise fees	13,267	15,046
Platform and procurement services fees	41,882	42,644
Owned hotels	53,409	47,836
Other	31,394	21,775
Other revenues from franchised and managed properties	379,873	384,920
Total revenues	767,105	760,212
OPERATING EXPENSES
Selling, general and administrative	113,620	107,345
Business combination, diligence and transition costs	16,739	19,742
Depreciation and amortization	21,762	19,835
Owned hotels	40,027	35,296
Other expenses from franchised and managed properties	382,186	375,754
Total operating expenses	574,334	557,972
Operating income	192,771	202,240
OTHER EXPENSES AND INCOME, NET
Interest expense	44,026	30,354
Interest income	(4,146)	(3,939)
Other loss (gain)	3,880	(4,095)
Equity in net gain of affiliates	(7,778)	(122)
Total other expenses and income, net	35,982	22,198
Income before income taxes	156,789	180,042
Income tax expense	38,644	42,512
Net income	$118,145	$137,530
Results of Operations
For the six months ended June 30, 2024, the Company recognized income before income taxes of $156.8 million, which is a $23.2 million decrease from the same period in the prior year. The decrease in income before income taxes is primarily due to a $9.5 million decrease in operating income, an $8.0 million decrease in other loss (gain), and an increase of $13.6 million in interest expense, all of which were partially offset by a $7.7 million increase in equity in net gain of affiliates.
Operating income decreased $9.5 million primarily due to an $11.5 million decrease in the net activity generated from other revenues from franchised and managed properties and other expenses from franchised and managed properties, a $1.7 million decrease in initial franchise fees revenue, and a $6.3 million increase in selling, general and administrative expenses, all of which were partially offset by a $9.6 million increase in other revenues and a $3.0 million decrease in business combination, diligence and transition costs.
The primary reasons for these fluctuations are described in more detail below.

Royalty Fees, Licensing and Management Fees
Domestic royalty fees decreased $5.3 million to $217.9 million for the six months ended June 30, 2024 from $223.2 million for the six months ended June 30, 2023. The decrease in domestic royalty fees was primarily due to a 2.9% domestic system-wide RevPAR decrease as a result of a 1.2% decrease in average daily rates and a 100 basis points decrease in occupancy, all of which were partially offset by a system-wide 5 basis points increase in the effective royalty rate from 4.99% for the six months ended June 30, 2023 to 5.04% for the six months ended June 30, 2024.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2024			June 30, 2023
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$150.36	56.5%	$85.02	$148.04	55.8%	$82.53	1.6%	80	bps	3.0%
Midscale & Upper Midscale (2)	99.20	54.9%	54.47	100.19	56.3%	56.45	(1.0)%	(140)	bps	(3.5)%
Extended Stay (3)	62.98	71.5%	45.03	64.08	72.9%	46.74	(1.7)%	(140)	bps	(3.7)%
Economy (4)	69.75	46.2%	32.26	70.35	47.6%	33.52	(0.9)%	(140)	bps	(3.8)%
Total	$94.84	55.5%	$52.65	$95.96	56.5%	$54.22	(1.2)%	(100)	bps	(2.9)%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

International royalty fees increased $0.3 million to $14.2 million for the six months ended June 30, 2024 from $13.9 million for the six months ended June 30, 2023. The increase in international royalty fees was primarily due to an increase in international RevPAR and an increase in the size of the international franchise system.
Initial Franchise Fees
Initial franchise fees revenue decreased $1.7 million to $13.3 million for the six months ended June 30, 2024 from $15.0 million for the six months ended June 30, 2023. The decrease was primarily due to the lower number of domestic franchise agreement terminations as compared to the prior year.
Other Revenues
Other revenues increased $9.6 million to $31.4 million for the six months ended June 30, 2024 from $21.8 million for the six months ended June 30, 2023. The increase was primarily due to an increase in liquidated damages that resulted from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the costs to operate the business, increased $6.3 million to $113.6 million for the six months ended June 30, 2024 from $107.3 million for the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to a $2.4 million litigation settlement, an increase in the provisions for credit losses on accounts receivable balances, and a $0.8 million increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $3.0 million to $16.7 million for the six months ended June 30, 2024 from $19.7 million for the six months ended June 30, 2023. The decrease was primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024 and substantially completing the integration of the Radisson Hotels Americas business in the fourth quarter of 2023.

Interest Expense
Interest expense increased $13.6 million to $44.0 million for the six months ended June 30, 2024 from $30.4 million for the six months ended June 30, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's senior unsecured revolving credit facility. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Other Loss (Gain)
Other loss (gain) decreased $8.0 million to other losses of $3.9 million for the six months ended June 30, 2024 from other gains of $4.1 million for the six months ended June 30, 2023. The decrease was primarily due to a $8.4 million unrealized loss on investments in equity securities, $0.8 million increase in foreign currency transaction losses, and a $0.7 million realized loss on the sale of equity securities, all of which were partially offset by dividend income of $1.5 million and a $0.5 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments.
Equity in Net Gain of Affiliates
Equity in net gain of affiliates increased $7.7 million to $7.8 million for the six months ended June 30, 2024 from $0.1 million for the six months ended June 30, 2023. The increase was primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, so the Company recognized a gain of $7.2 million. Refer to Note 4 to our consolidated financial statements for additional information.
Income Tax Expense
The Company's effective income tax rates were 24.6% and 23.6% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of June 30, 2024, the Company's primary sources of liquidity consisted of $530.4 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of June 30, 2024, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $526.3 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of June 30, 2024. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of June 30, 2024, the Company had 4.4 million shares remaining under the current share repurchase authorization. The projected 2024 annual dividend rate is $1.15 per share or approximately $56.1 million in aggregate dividend payments, which is subject to future declarations by our board of directors.
Cash Flows from Operating Activities
During the six months ended June 30, 2024 and 2023, the net cash provided by operating activities was $113.6 million and $125.7 million, respectively. Our operating cash flows decreased $12.1 million primarily due to a decrease in the net reimbursable amounts from the franchised and managed properties activities, an increase in the franchise agreement acquisition cost payments, and an increase in borrowing costs, all of which were partially offset by the timing of working capital items and a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and the due diligence and transition costs related to the integration of the Radisson Hotels Americas business in 2023.
In conjunction with brand and development programs, we strategically make certain franchise acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the six months ended June 30, 2024 and 2023, the Company's net franchise agreement acquisition costs were $52.0 million and $46.2 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in other revenues from franchised and managed properties and other expenses from franchised and managed properties. During the six months ended June 30, 2024, the activity from other expenses from franchised and managed properties exceeded the activity of other revenues from franchised and managed properties by $2.3 million. During the six months ended June 30, 2023, the activity from other revenues from franchised and managed properties exceeded the activity of other expenses from franchised and managed properties by $9.1 million.
Cash Flows from Investing Activities
The net cash used in investing activities was $62.0 million and $59.2 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in investing activities was primarily due to the following:
During the six months ended June 30, 2024 and 2023, capital expenditures in property and equipment totaled $73.5 million and $45.7 million, respectively. These capital expenditures primarily reflect the costs incurred to support the continued growth of the Cambria Hotels and Everhome Suites brands and the ongoing hotel development efforts.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees in order to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the six months ended June 30, 2024 and 2023, the Company invested $19.5 million and $15.3 million, respectively, to support these efforts. In addition, during the six months ended June 30, 2024 and 2023, the Company received distributions from these affiliates totaling $15.9 million and $0.9 million, respectively.
During the six months ended June 30, 2024, the Company received proceeds of $16.8 million from the sale of equity securities. There were no purchases of equity securities during the six months ended June 30, 2024. The Company did not purchase or sell any equity securities during the six months ended June 30, 2023.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the six months ended June 30, 2024, the Company issued $1.5 million in notes receivable loans and received $1.7 million in notes receivable loan repayments. During the six months ended June 30, 2023, the Company issued $4.3 million in notes receivable loans and received $9.3 million in notes receivable loan repayments.

Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company's borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, the payment of dividends, and the payment of debt issuance costs.
Debt
Senior Unsecured Revolving Credit Facility
On June 28, 2024, the Company entered into a Second Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"), which amended and restated the Company’s existing amended and restated senior unsecured credit agreement dated August 20, 2018 (the “Former Credit Agreement”). The Former Credit Agreement provided for an $850 million unsecured revolving credit facility (the “Revolver”) with a final maturity date of August 20, 2026. The Restated Credit Agreement increased the commitments under the Revolver to $1 billion and extended the final maturity date of the Revolver to June 28, 2029, subject to optional one-year extensions that can be requested by the Company prior to each of the third, fourth, and fifth anniversaries of the closing date of the Restated Credit Agreement.
The effectiveness of such extension is subject to the consent of the lenders under the Restated Credit Agreement and certain customary conditions. The Restated Credit Agreement also provides that up to $50 million of borrowings under the Revolver may be used for alternative currency loans, up to $10 million of capacity under the Revolver may be used for the issuance of letters of credit, and up to $25 million of borrowings under the Revolver may be used for swingline loans. The Company may from time to time designate one or more wholly-owned subsidiaries of the Company as additional borrowers under the Restated Credit Agreement, subject to the consent of the lenders and certain customary conditions.
At any time prior to the final maturity date, the Company may increase the amount of the Revolver or add one or more term loan facilities under the Restated Credit Agreement by up to an additional $500 million in the aggregate to the extent that any one or more lenders commit to being a lender for the additional amount of such increase or the term loan facility and certain other customary conditions are met.
The Restated Credit Agreement allows the Company to elect to have the Revolver bear interest at a rate equal to (i) the secured overnight financing rate (subject to a credit spread adjustment of 0.10% and a 0.00% floor) plus a margin ranging from 0.90% to 1.50% or (ii) a base rate plus a margin ranging from 0.00% to 0.50%. In each case, the margin is determined according to the Company’s senior unsecured long-term debt rating or under circumstances as set forth in the Restated Credit Agreement if the Company’s total leverage ratio is less than 2.5 to 1.0.
The Restated Credit Agreement requires the Company to pay a fee on the total commitments under the Revolver, calculated on the basis of the actual daily amount of the commitments under the Revolver (regardless of usage) times a percentage per annum ranging from 0.075% to 0.25% (depending on the Company’s senior unsecured long-term debt rating or under specific circumstances as set forth in the Restated Credit Agreement if the Company’s total leverage ratio is less than 2.5 to 1.0).
The Restated Credit Agreement requires that the Company and its restricted subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making dividends and stock repurchases, making investments and effecting mergers and/or asset sales. The Restated Credit Agreement imposes financial maintenance covenants requiring the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 and a total leverage ratio of not more than 4.5 to 1.0, which may be increased up to two nonconsecutive occasions to 5.5 to 1.0 for up to four consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. So long as the Company maintains an Investment Grade Rating, as defined in the Restated Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of June 30, 2024, the Company maintained a total leverage ratio of 3.02x, including outstanding debt of approximately $526.0 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
Debt issuance costs incurred in connection with the Restated Credit Agreement are amortized on a straight-line basis, which is not materially different from the effective interest method, through the loan's maturity date. The amortization of the debt issuance costs is included in interest expense in the consolidated statements of income.
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
On July 2, 2024, the Company repaid the 2023 Term Loan in full using the net proceeds from the issuance of the $600 million unsecured senior notes. Refer to Note 14 to the consolidated financial statements for more information.
Senior Unsecured Notes Due 2031
On July 23, 2020, the Company issued unsecured senior notes with a principal amount of $450 million (the "2020 Senior Notes") bearing a coupon of 3.70%. The 2020 Senior Notes will mature on January 15, 2031, with interest to be paid semi-annually on January 15th and July 15th of each year. The Company used the net proceeds of the 2020 Senior Notes, after deducting underwriting discounts, commissions, and offering expenses, to repay in full the $250 million term loan entered in April 2020 and to fund the purchase price of the 2012 Senior Notes.
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
Senior Unsecured Notes Due 2029
On November 27, 2019, the Company issued unsecured senior notes with a principal amount of $400 million (the "2019 Senior Notes") at a discount of $2.4 million, bearing a coupon of 3.70% with an effective rate of 3.88%. The 2019 Senior Notes will mature on December 1, 2029, with interest to be paid semi-annually on December 1st and June 1st of each year. The Company used the net proceeds of this offering, after deducting underwriting discounts, commissions, and offering expenses, to repay the previously outstanding senior notes with a principal amount of $250 million due August 28, 2020, and for working capital and other general corporate purposes.
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
During the six months ended June 30, 2024, the Company paid $28.9 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2024 is projected to be $1.15 per share or approximately $56.1 million in aggregate dividend payments.
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
During the six months ended June 30, 2024, the Company repurchased 2.3 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $284.6 million. In total, the Company has repurchased 60.6 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.6 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 93.6 million shares at an average price of $27.28 per share. As of June 30, 2024, the Company had 4.4 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2024, the Company redeemed 0.1 million shares of common stock at a total cost of $11.6 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the six months ended June 30, 2024, the Company received proceeds of $4.3 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there were no material changes to the critical accounting estimates that were previously disclosed.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $45.9 million and $41.6 million as of June 30, 2024 and December 31, 2023, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of June 30, 2024, the Company had $1.03 billion of variable interest rate debt instruments outstanding at an effective interest rate of 6.76%. A hypothetical change of 10% in the Company’s effective interest rate from the June 30, 2024 levels would increase or decrease annual interest expense by $7.0 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company terminated its pursuit to acquire Wyndham during the first quarter of 2024; therefore, the risks associated with the acquisition of Wyndham that were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are no longer material risks to the Company. Otherwise, there have been no material changes to the risk factors that were disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, all of which could materially affect our business, financial condition, or future operating results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2024. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2024	—	$—	—	1,763,472
February 29, 2024	—	—	—	1,763,472
March 31, 2024 (2)	494,910	122.39	382,374	6,381,098
April 30, 2024	1,124,226	121.00	1,124,226	5,256,872
May 31, 2024	603,342	118.52	601,707	4,655,165
June 30, 2024	222,864	125.82	222,864	4,432,301
Total	2,445,342	$121.11	2,331,171	4,432,301
(1) During the six months ended June 30, 2024, the Company redeemed 114,171 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
(2) On March 11, 2024, the Company's board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes, for the second quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Scott E. Oaksmith (Chief Financial Officer)	Adopted (June 7, 2024)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Robert J. McDowell (Chief Commercial Officer)	Adopted (May 28, 2024)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
(1) This trading plan relates to up to 3,961 shares of the Company's common stock and has a scheduled expiration date of March 31, 2025. The actual number of shares that may be sold will (i) depend on the vesting of the underlying performance vested restricted stock units ("PVRSUs"), which are subject to the achievement of certain performance criteria, and (ii) the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting of such PVRSUs.
(2) This trading plan relates to 8,712 shares of the Company's common stock and has a scheduled expiration date of February 22, 2026.

ITEM 6.EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 26, 2013

3.03(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc., dated May 16, 2024

3.04(c)	Second Amended and Restated Bylaws of Choice Hotels International, Inc., dated as of May 16, 2024

4.01(d)
Fifth Supplemental Indenture, dated as of July 2, 2024, between Choice Hotels International, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee

10.1(e)
Second Amended and Restated Senior Unsecured Credit Agreement, dated as of June 28, 2024, among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto and a syndicate of lenders

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
(c)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated May 15, 2024, filed May 17, 2024.
(d)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated July 2, 2024, filed July 2, 2024.
(e)    Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated June 28, 2024, filed on June 28, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2024	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 8, 2024	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer