Form 10-Q
period 2024-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2024-11-04
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of October 30, 2024, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 46,907,321.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES
Royalty, licensing and management fees	$147,151	$148,512	$394,431	$396,503
Initial franchise fees	5,866	6,194	19,133	21,240
Platform and procurement services fees	16,178	15,542	58,060	58,186
Owned hotels	31,936	26,239	85,345	74,075
Other	13,857	11,436	45,251	33,211
Other revenues from franchised and managed properties	212,976	217,634	592,849	602,554
Total revenues	427,964	425,557	1,195,069	1,185,769
OPERATING EXPENSES
Selling, general and administrative	49,077	44,042	162,697	151,387
Business combination, diligence and transition costs	984	10,871	17,723	30,613
Depreciation and amortization	10,861	9,633	32,623	29,468
Owned hotels	22,343	18,628	62,370	53,924
Other expenses from franchised and managed properties	192,916	207,341	575,102	583,095
Total operating expenses	276,181	290,515	850,515	848,487
Operating income	151,783	135,042	344,554	337,282
OTHER EXPENSES AND INCOME, NET
Interest expense	22,038	16,168	66,064	46,522
Interest income	(2,411)	(1,897)	(6,557)	(5,836)
Loss on extinguishment of debt	331	—	331	—
Other (gain) loss	(4,013)	1,343	(133)	(2,752)
Equity in net gain of affiliates	(1,310)	(1,801)	(9,088)	(1,923)
Total other expenses and income, net	14,635	13,813	50,617	36,011
Income before income taxes	137,148	121,229	293,937	301,271
Income tax expense	31,432	29,205	70,076	71,717
Net income	$105,716	$92,024	$223,861	$229,554

Basic earnings per share	$2.24	$1.83	$4.64	$4.51
Diluted earnings per share	$2.22	$1.81	$4.61	$4.47

Cash dividends declared per share	$0.2875	$0.2875	$0.8625	$0.8625
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$105,716	$92,024	$223,861	$229,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	532	(191)	292	498
Other comprehensive income (loss), net of tax	532	(191)	292	498
Comprehensive income	$106,248	$91,833	$224,153	$230,052
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$58,565	$26,754
Accounts receivable (net of allowance for credit losses of $44,274 and $39,265, respectively)	210,925	195,896
Income taxes receivable	4,205	14,283
Notes receivable (net of allowance for credit losses of $2,644 and $3,035, respectively)	22,081	20,766
Prepaid expenses and other current assets	42,826	38,831
Total current assets	338,602	296,530
Property and equipment (net of accumulated depreciation and amortization of $307,058 and $280,499, respectively)	580,021	493,478
Operating lease right-of-use assets	81,987	85,101
Goodwill	220,187	220,187
Intangible assets (net of accumulated amortization of $296,133 and $252,342, respectively)	863,811	811,075
Notes receivable (net of allowance for credit losses of $6,363 and $5,581, respectively)	99,722	78,900
Investments in equity securities, at fair value	—	116,374
Investments for employee benefit plans, at fair value	47,788	39,751
Investments in affiliates	109,732	70,579
Deferred income taxes	110,643	89,535
Other assets	91,553	93,289
Total assets	$2,544,046	$2,394,799
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$152,781	$131,284
Accrued expenses and other current liabilities	122,172	109,248
Deferred revenue	103,194	108,316
Current portion of long-term debt	—	499,268
Liability for guest loyalty program	100,639	94,574
Total current liabilities	478,786	942,690
Long-term debt	1,810,731	1,068,751
Long-term deferred revenue	132,332	133,501
Deferred compensation and retirement plan obligations	53,361	45,657
Income taxes payable	—	8,601
Operating lease liabilities	109,930	109,483
Liability for guest loyalty program	46,797	43,266
Other liabilities	8,261	7,252
Total liabilities	2,640,198	2,359,201
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2024 and December 31, 2023; 46,959,039 and 49,526,245 shares outstanding at September 30, 2024 and December 31, 2023, respectively	951	951
Additional paid-in-capital	356,208	330,750
Accumulated other comprehensive loss	(5,379)	(5,671)
Treasury stock, at cost; 48,106,599 and 45,539,393 shares at September 30, 2024 and December 31, 2023, respectively	(2,386,893)	(2,046,791)
Retained earnings	1,938,961	1,756,359
Total shareholders’ (deficit) equity	(96,152)	35,598
Total liabilities and shareholders’ (deficit) equity	$2,544,046	$2,394,799
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223,861	$229,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,623	29,468
Depreciation and amortization – other expenses from franchised and managed properties	20,236	27,544
Franchise agreement acquisition cost amortization	20,584	14,616
Non-cash share-based compensation and other charges	32,445	34,670
Non-cash interest, investments, and affiliate income, net	(7,529)	(1,709)
Deferred income taxes	(21,086)	(4,315)
Equity in net loss (gain) of affiliates, less distributions received	56	(621)
Franchise agreement acquisition costs, net of reimbursements	(84,085)	(72,867)
Change in working capital and other	19,435	(9,150)
Net cash provided by operating activities	236,540	247,190
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(33,620)	(35,933)
Investments in owned hotel properties	(81,239)	(45,470)
Contributions to investments in affiliates	(47,695)	(24,573)
Issuances of notes receivable	(24,405)	(4,319)
Purchases of investments for employee benefit plans	(2,504)	(3,678)
Investments in intangible assets	(2,133)	(1,893)
Distributions from sales of affiliates	15,850	868
Collections of notes receivable	2,277	9,923
Proceeds from sales of equity securities	108,149	—
Proceeds from sales of investments for employee benefit plans	2,182	1,263
Other items, net	(225)	547
Net cash used in investing activities	(63,363)	(103,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	154,500	191,500
Proceeds from the issuance of long-term debt	593,574	—
Repayment of long-term debt	(500,000)	—
Debt issuance costs	(8,069)	(755)
Purchases of treasury stock	(348,964)	(304,400)
Dividends paid	(42,488)	(42,073)
Proceeds from the exercise of stock options	9,279	6,719
Net cash used in financing activities	(142,168)	(149,009)
Net change in cash and cash equivalents	31,009	(5,084)
Effect of foreign exchange rate changes on cash and cash equivalents	802	(50)
Cash and cash equivalents, beginning of period	26,754	41,566
Cash and cash equivalents, end of period	$58,565	$36,432

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$64,734	$70,614
Interest, net of capitalized interest	$56,202	$44,993
Non-cash investing and financing activities
Dividends declared but not paid	$13,499	$15,239
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$19,522	$8,064

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	52,820	52,820
Other comprehensive income, net of tax	—	—	—	394	—	—	394
Share-based payment activity(1)	315,049	—	1,899	—	13,497	—	15,396
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,709)	(14,709)
Treasury purchases(2)	(1,341,520)	—	—	—	(161,553)	—	(161,553)
Balance as of March 31, 2023	51,174,432	$951	$299,952	$(4,817)	$(1,842,913)	$1,593,835	$47,008
Net income	—	—	—	—	—	84,710	84,710
Other comprehensive income, net of tax	—	—	—	295	—	—	295
Share-based payment activity(1)	10,508	—	11,336	—	579	—	11,915
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,540)	(14,540)
Treasury purchases(2)	(619,059)	—	—	—	(74,697)	—	(74,697)
Balance as of June 30, 2023	50,565,881	$951	$311,288	$(4,522)	$(1,917,031)	$1,664,005	$54,691
Net income	—	—	—	—	—	92,024	92,024
Other comprehensive (loss), net of tax	—	—	—	(191)	—	—	(191)
Share-based payment activity(1)	22,372	—	10,502	—	403	—	10,905
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,382)	(14,382)
Treasury purchases	(561,820)	—	—	—	(70,634)	—	(70,634)
Balance as of September 30, 2023	50,026,433	$951	$321,790	$(4,713)	$(1,987,262)	$1,741,647	$72,413

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases(2)	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727
Net income	—	—	—	—	—	87,136	87,136
Other comprehensive (loss), net of tax	—	—	—	(694)	—	—	(694)
Share-based payment activity(1)	17,095	—	8,561	—	685	—	9,246
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,613)	(13,613)
Treasury purchases(2)	(1,950,432)	—	—	—	(235,581)	—	(235,581)
Balance as of June 30, 2024	47,350,867	$951	$344,173	$(5,911)	$(2,332,736)	$1,846,744	$(146,779)
Net income	—	—	—	—	—	105,716	105,716
Other comprehensive income, net of tax	—	—	—	532	—	—	532
Share-based payment activity(1)	63,559	—	12,035	—	2,534	—	14,569
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,499)	(13,499)
Treasury purchases(2)	(455,387)	—	—	—	(56,691)	—	(56,691)
Balance as of September 30, 2024	46,959,039	$951	$356,208	$(5,379)	$(2,386,893)	$1,938,961	$(96,152)
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
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with the current year presentation. Business combination, diligence and transition costs, which were previously presented in selling, general and administrative expenses, are now presented within a standalone financial statement line item in the consolidated statements of income. The reclassification had no effect on the Company’s previously reported operating income or net income. Investments in owned hotel properties and investments in other property and equipment, which were previously presented in investments in property and equipment, are now presented within standalone financial statement line items in the consolidated statements of cash flows. The reclassification had no effect on the Company's previously reported net cash used in investing activities or the net change in cash and cash equivalents.
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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2023 to September 30, 2024:

(in thousands)
Balance as of December 31, 2023	$209,895
Increases to the contract liability balance due to cash received	92,468
Revenue recognized in the period	(87,924)
Balance as of September 30, 2024	$214,439
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $214.4 million as of September 30, 2024. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
Disaggregation of Revenue
The following table presents the Company's revenues by over time and point in time recognition:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$143,987	$3,164	$147,151	$145,830	$2,682	$148,512
Initial franchise fees	5,866	—	5,866	6,194	—	6,194
Platform and procurement services fees	15,492	686	16,178	14,874	668	15,542
Owned hotels	24,491	7,445	31,936	19,497	6,742	26,239
Other	13,857	—	13,857	11,436	—	11,436
Other revenues from franchised and managed properties	193,173	19,803	212,976	200,399	17,235	217,634
Total revenues	$396,866	$31,098	$427,964	$398,230	$27,327	$425,557

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	Over time	Point in time	Total	Over time	Point in time	Total
Royalty, licensing and management fees	$385,553	$8,878	$394,431	$389,332	$7,171	$396,503
Initial franchise fees	19,133	—	19,133	21,240	—	21,240
Platform and procurement services fees	56,050	2,010	58,060	56,112	2,074	58,186
Owned hotels	63,742	21,603	85,345	55,544	18,531	74,075
Other	45,251	—	45,251	33,211	—	33,211
Other revenues from franchised and managed properties	524,256	68,593	592,849	546,332	56,222	602,554
Total revenues	$1,093,985	$101,084	$1,195,069	$1,101,771	$83,998	$1,185,769
The owned hotels revenues that are recognized at a point in time represent the goods and services that are purchased independently of the hotel stay, such as food and beverage, incidentals, and parking fees. The remaining revenues that are recognized at a point in time represent the loyalty points that are redeemed by members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $23.7 million and $20.6 million for the three months ended September 30, 2024 and 2023, respectively, and $79.5 million and $65.5 million for the nine months ended September 30, 2024 and 2023, respectively.
As presented in Note 11, the Corporate & Other segment revenue amounts were $35.4 million and $33.8 million for the three months ended September 30, 2024 and 2023, respectively, and $94.7 million and $86.5 million for the nine months ended September 30, 2024 and 2023, respectively, which are presented in other revenues and owned hotels revenues in the consolidated statements of income. The remaining revenues relate to the Hotel Franchising & Management reportable segment.
Royalty, licensing and management fees and other revenues from franchised and managed properties are presented net of intersegment revenues of $3.2 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $8.8 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively.

3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	September 30, 2024	December 31, 2023
Senior	$110,196	$85,919
Subordinated	15,518	17,004
Unsecured	5,096	5,359
Total notes receivable	$130,810	$108,282
Less: allowance for credit losses	9,007	8,616
Total notes receivable, net of allowance for credit losses	$121,803	$99,666
Current portion, net of allowance for credit losses	$22,081	$20,766
Long-term portion, net of allowance for credit losses	$99,722	$78,900
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Senior	$24,475	$—	$—	$—	$—	$85,721	$110,196
Subordinated	—	3,499	—	—	—	12,019	15,518
Unsecured	79	—	111	1,286	801	2,819	5,096
Total notes receivable	$24,554	$3,499	$111	$1,286	$801	$100,559	$130,810
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	September 30, 2024	December 31, 2023
Beginning balance	$8,616	$10,172
Provision for credit losses	1,067	763
Recoveries	(676)	(2,319)
Ending balance	$9,007	$8,616
As of September 30, 2024 and December 31, 2023, one note receivable loan with a senior credit quality indicator met the definition of collateral-dependent and is collateralized by the membership interests in the borrowing entities and the associated land parcel. The Company used a market approach that uses quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loan was $2.2 million as of September 30, 2024 and December 31, 2023.
During the nine months ended September 30, 2024 and during the year ended December 31, 2023, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2024
Senior	$—	$—	$15,200	$15,200	$94,996	$110,196
Subordinated	—	—	—	—	15,518	15,518
Unsecured	—	—	400	400	4,696	5,096
	$—	$—	$15,600	$15,600	$115,210	$130,810
As of December 31, 2023
Senior	$—	$—	$15,200	$15,200	$70,719	$85,919
Subordinated	—	2,936	—	2,936	14,068	17,004
Unsecured	—	—	400	400	4,959	5,359
	$—	$2,936	$15,600	$18,536	$89,746	$108,282
The amortized cost basis of the notes receivable in a non-accrual status was $15.2 million and $15.9 million as of September 30, 2024 and December 31, 2023, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $116.8 million and $95.1 million as of September 30, 2024 and December 31, 2023, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2024, the Company recognized provisions for credit losses on accounts receivable of $8.2 million in selling, general and administrative expenses, and $7.5 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2023, the Company recognized provisions for credit losses on accounts receivable of $7.5 million in selling, general and administrative expenses, and $9.0 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the nine months ended September 30, 2024, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $10.7 million. During the year ended December 31, 2023, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $0.6 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of September 30, 2024 and December 31, 2023, the Company had total investments in affiliates in the consolidated balance sheets of $109.7 million and $70.6 million, respectively, which included investments in affiliates that represent VIEs of $96.8 million and $59.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended September 30, 2024 and 2023, the Company recognized losses totaling $0.6 million and $0.9 million, respectively, from these investments that represent VIEs. During the nine months ended September 30, 2024 and 2023, the Company recognized gains totaling $5.0 million and losses totaling $3.2 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.
On May 24, 2024, one of the Company's unconsolidated affiliates sold its underlying assets. The Company received a distribution from the unconsolidated affiliate and recognized a gain of $7.2 million, which was recognized in equity in net gain of affiliates in the consolidated statements of income for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2024 and 2023, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.1 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively	$396,891	$396,440
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.9 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively	446,147	445,690
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $11.5 million at September 30, 2024	588,471	—
$500 million unsecured term loan due 2024 ("2023 Term Loan") with an effective interest rate of 6.83%, less a discount and deferred issuance costs of $0.7 million at December 31, 2023 (1)	—	499,268
$1 billion senior unsecured revolving credit facility with an effective interest rate of 6.68%, less deferred issuance costs of $3.8 million and $1.9 million at September 30, 2024 and December 31, 2023, respectively	379,222	226,621
Total debt	$1,810,731	$1,568,019
Less: current portion	—	499,268
Long-term debt	$1,810,731	$1,068,751
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
2024 Senior Unsecured Notes Due 2034
On July 2, 2024, the Company closed its sale of an aggregate principle amount of $600 million of 5.850% senior notes due 2034 (the “2024 Senior Notes”). The 2024 Senior Notes bear interest at a fixed rate of 5.850% per year and mature on August 1, 2034. Interest on the 2024 Senior Notes is payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2025. The interest rate payable on the 2024 Senior Notes will be subject to adjustment based on certain rating events.
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income (loss) before reclassification	292
Balance as of September 30, 2024	$(5,379)

(in thousands)
Balance as of December 31, 2022	$(5,211)
Other comprehensive income (loss) before reclassification	498
Balance as of September 30, 2023	$(4,713)
Other comprehensive income (loss), net of tax, for both the nine months ended September 30, 2024 and 2023 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2024 and during the year ended December 31, 2023.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2024
Equity securities	$—	$—	$—	$—
Mutual funds(1)	43,922	43,922	—	—
Money market funds(1)	4,922	—	4,922	—
Total	$48,844	$43,922	$4,922	$—
As of December 31, 2023
Equity securities	$116,374	$116,374	$—	$—
Mutual funds(1)	36,810	36,810	—	—
Money market funds(1)	4,767	—	4,767	—
Total	$157,951	$153,184	$4,767	$—
(1) The current assets at fair value noted above are presented in prepaid expenses and other current assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Investments in Equity Securities
For the nine months ended September 30, 2024, the Company sold approximately 1.4 million shares of equity securities of another issuer for $108.1 million and recognized a net loss of $8.3 million on the sales of equity securities. The following table is a summary of the unrealized gains and losses of the investments in equity securities:

	As of September 30, 2024				As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$—	$—	$—	$—	$112,420	$3,954	$—	$116,374
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of September 30, 2024 and December 31, 2023, the carrying amounts and the fair values were as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2024 Senior Notes	$588,471	$618,360	$—	$—
2020 Senior Notes	$446,147	$416,219	$445,690	$389,241
2019 Senior Notes	$396,891	$379,868	$396,440	$355,068

The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 22.9% and 24.1% for the three months ended September 30, 2024 and 2023, respectively. The Company's effective income tax rates were 23.8% and 23.8% for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rates for the three and nine months ended September 30, 2024 and 2023 were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$1,319	$1,422	$3,957	$4,562
Restricted stock	3,246	3,305	9,959	10,362
Performance vested restricted stock units	5,184	5,261	14,204	17,041
Total share-based compensation expense	$9,749	$9,988	$28,120	$31,965

A summary of the share-based award activity during the nine months ended September 30, 2024 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	943,641	$102.90		361,668	$136.05	458,495	$136.14
Granted	78,988	111.94		65,942	114.23	145,228	112.15
Performance-based leveraging (1)	—	—		—	—	3,830	129.01
Exercised/vested	(149,570)	76.77		(55,010)	109.34	(146,675)	107.54
Expired	—	—		—	—	(8,028)	108.79
Forfeited	(440)	123.71		(8,654)	121.05	(9,877)	130.82
Outstanding as of September 30, 2024	872,619	$108.19	5.9 years	363,946	$136.46	442,973	$138.30
Options exercisable as of September 30, 2024	581,011	$101.29	4.9 years
(1) Any revisions to the outstanding PVRSUs during the nine months ended September 30, 2024 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the nine months ended September 30, 2024 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months. The PVRSUs have vesting ranges generally between 0% and 230% of the initial units granted.
The stock options granted by the Company had an exercise price that was equal to the market price of the Company's common stock on the date of grant. The fair value of the stock options granted during the nine months ended September 30, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$105,716	$92,024	$223,861	$229,554
Income allocated to participating securities	(540)	(479)	(1,135)	(1,235)
Net income available to common shareholders	$105,176	$91,545	$222,726	$228,319
Denominator:
Weighted average shares of common stock outstanding – basic	46,904	50,041	47,979	50,641
Basic earnings per share	$2.24	$1.83	$4.64	$4.51

Numerator:
Net income	$105,716	$92,024	$223,861	$229,554
Income allocated to participating securities	(540)	(479)	(1,135)	(1,235)
Net income available to common shareholders	$105,176	$91,545	$222,726	$228,319
Denominator:
Weighted average shares of common stock outstanding – basic	46,904	50,041	47,979	50,641
Dilutive effect of stock options, PVRSUs, and RSUs	454	430	363	413
Weighted average shares of common stock outstanding – diluted	47,358	50,471	48,342	51,054
Diluted earnings per share	$2.22	$1.81	$4.61	$4.47
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Stock options	148	150	231	233
PVRSUs	7	—	7	—
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
The following tables present the financial information for the Company's segments:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$395,795	$35,385	$(3,216)	$427,964	$395,742	$33,832	$(4,017)	$425,557
Operating income (loss)	$173,602	$(21,819)	$—	$151,783	$167,459	$(32,417)	$—	$135,042
Income (loss) before income taxes	$174,911	$(37,763)	$—	$137,148	$169,260	$(48,031)	$—	$121,229

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,109,173	$94,720	$(8,824)	$1,195,069	$1,106,643	$86,464	$(7,338)	$1,185,769
Operating income (loss)	$433,693	$(89,139)	$—	$344,554	$422,881	$(85,599)	$—	$337,282
Income (loss) before income taxes	$442,781	$(148,844)	$—	$293,937	$424,804	$(123,533)	$—	$301,271
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of September 30, 2024, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $17.6 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of September 30, 2024:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of September 30, 2024, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of September 30, 2024 in the consolidated balance sheets.

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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of September 30, 2024, the Company had remaining commitments of up to $7.3 million, if certain conditions are met.
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
13.     Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $66.4 million and $64.5 million as of September 30, 2024 and December 31, 2023, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
The Company has management fee arrangements with certain of its unconsolidated affiliates. The fees earned and the payroll costs reimbursed under these arrangements totaled $2.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $6.2 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company has entered into franchise agreements with certain of its unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation system fees of approximately $10.0 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized royalty fees and marketing and reservation system fees of approximately $26.3 million and $23.1 million, respectively.
The Company recognized $8.6 million and $4.9 million of gross accounts receivables in the consolidated balance sheets from these unconsolidated affiliates as of September 30, 2024 and December 31, 2023, respectively.

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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 45 countries and territories. As of September 30, 2024, we had 7,515 hotels with 634,952 rooms open and operating, and 970 hotels with 110,380 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 12 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
In addition to our hotel franchising business, we have also developed or acquired 12 open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts primarily focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual deficits may be generated. During the three months ended September 30, 2024 and 2023, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $20.1 million and $10.3 million, respectively. During the nine months ended September 30, 2024 and 2023, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $17.7 million and $19.5 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$147,151	$148,512
Initial franchise fees	5,866	6,194
Platform and procurement services fees	16,178	15,542
Owned hotels	31,936	26,239
Other	13,857	11,436
Other revenues from franchised and managed properties	212,976	217,634
Total revenues	427,964	425,557
OPERATING EXPENSES
Selling, general and administrative	49,077	44,042
Business combination, diligence and transition costs	984	10,871
Depreciation and amortization	10,861	9,633
Owned hotels	22,343	18,628
Other expenses from franchised and managed properties	192,916	207,341
Total operating expenses	276,181	290,515
Operating income	151,783	135,042
OTHER EXPENSES AND INCOME, NET
Interest expense	22,038	16,168
Interest income	(2,411)	(1,897)
Loss on extinguishment of debt	331	—
Other (gain) loss	(4,013)	1,343
Equity in net gain of affiliates	(1,310)	(1,801)
Total other expenses and income, net	14,635	13,813
Income before income taxes	137,148	121,229
Income tax expense	31,432	29,205
Net income	$105,716	$92,024
Results of Operations
For the three months ended September 30, 2024, the Company recognized income before income taxes of $137.1 million, which is a $15.9 million increase from the same period in the prior year. The increase in income before income taxes was primarily due to a $16.7 million increase in operating income and a $5.3 million increase in other gains, all of which were partially offset by a $5.8 million increase in interest expense.
Operating income increased $16.7 million primarily due to a $9.8 million increase in the net activity generated from other revenues from franchised and managed properties and other expenses from franchised and managed properties, a $2.5 million increase in other revenues, and a $9.9 million decrease in business combination, diligence and transition costs, all of which were partially offset by a $5.1 million increase in selling, general and administrative expenses.
The primary reasons for these fluctuations are described in more detail below.
Royalty, Licensing and Management Fees
Domestic royalty fees decreased $1.9 million to $131.6 million for the three months ended September 30, 2024 from $133.5 million for the three months ended September 30, 2023. The decrease in domestic royalty fees is primarily due to a 2.5% domestic system-wide RevPAR decrease as a result of a 1.2% decrease in average daily rates and an 80 basis points decrease in occupancy during the current period, which was partially offset by a system-wide 6 basis points increase in the effective royalty rate from 4.99% for the three months ended September 30, 2023 to 5.05% for the three months ended September 30, 2024.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2024			September 30, 2023
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$159.88	64.2%	$102.69	$160.49	63.0%	$101.17	(0.4)%	120	bps	1.5%
Midscale & Upper Midscale (2)	106.57	61.0%	65.04	107.75	62.2%	67.04	(1.1)%	(120)	bps	(3.0)%
Extended Stay (3)	65.45	73.3%	47.99	64.65	74.5%	48.17	1.2%	(120)	bps	(0.4)%
Economy (4)	75.69	50.5%	38.20	76.97	51.6%	39.73	(1.7)%	(110)	bps	(3.8)%
Total	$102.10	61.1%	$62.41	$103.31	61.9%	$63.99	(1.2)%	(80)	bps	(2.5)%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the domestic hotels and rooms by brand in our franchise system as of September 30, 2024 and 2023 was as follows:

	September 30, 2024		September 30, 2023		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	201	22,957	208	23,187	(7)	(3.4)%	(230)	(1.0)%
Cambria Hotels	75	10,226	69	9,398	6	8.7%	828	8.8%
Radisson (1)	61	14,296	66	15,499	(5)	(7.6)%	(1,203)	(7.8)%
Comfort (2)	1,669	131,205	1,667	131,027	2	0.1%	178	0.1%
Quality Inn	1,623	118,361	1,614	119,067	9	0.6%	(706)	(0.6)%
Country	418	33,327	427	33,996	(9)	(2.1)%	(669)	(2.0)%
Sleep Inn	421	29,610	430	30,331	(9)	(2.1)%	(721)	(2.4)%
Clarion (3)	188	19,763	182	19,763	6	3.3%	—	—%
Park Inn	25	2,818	4	363	21	525.0%	2,455	676.3%
WoodSpring Suites	249	29,989	231	27,862	18	7.8%	2,127	7.6%
MainStay Suites	132	9,459	124	8,503	8	6.5%	956	11.2%
Suburban Studios	110	9,178	91	7,954	19	20.9%	1,224	15.4%
Everhome Suites	6	685	1	98	5	500.0%	587	599.0%
Econo Lodge	650	37,955	671	39,429	(21)	(3.1)%	(1,474)	(3.7)%
Rodeway	450	25,365	471	26,557	(21)	(4.5)%	(1,192)	(4.5)%
Total Domestic Franchises	6,278	495,194	6,256	493,034	22	0.4%	2,160	0.4%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $0.5 million to $8.4 million for the three months ended September 30, 2024 from $7.9 million for the three months ended September 30, 2023. The increase in international royalty fees is primarily due to an increase in the international franchise system size by 30 hotels (from 1,207 hotels as of September 30, 2023 to 1,237 hotels as of September 30, 2024) and 5,098 rooms (from 134,660 rooms as of September 30, 2023 to 139,758 rooms as of September 30, 2024), which was partially offset by a decrease in international RevPAR.

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
Initial franchise fees revenue decreased $0.3 million to $5.9 million for the three months ended September 30, 2024 from $6.2 million for the three months ended September 30, 2023. The decrease is primarily due to a lower number of domestic franchise agreement terminations as compared to the prior year.
As of September 30, 2024, the Company had 970 hotels with 110,380 rooms in its pipeline. Approximately 86% of our pipeline is located in the United States and approximately 71% of the domestic portion of the pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
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
Selling, General and Administrative
Selling, general and administrative expenses, which includes the costs to operate the business, increased $5.1 million to $49.1 million for the three months ended September 30, 2024 from $44.0 million for the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to a $3.4 million increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments and a $1.0 million increase in the provisions for credit losses related to the issuance of new notes receivable.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $9.9 million to $1.0 million for the three months ended September 30, 2024 from $10.9 million for the three months ended September 30, 2023. The decrease was primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024.
Interest Expense
Interest expense increased $5.8 million to $22.0 million for the three months ended September 30, 2024 from $16.2 million for the three months ended September 30, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's senior unsecured revolving credit facility. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Other (Gain) Loss
Other (gain) loss increased $5.3 million to other gains of $4.0 million for the three months ended September 30, 2024 from other losses of $1.3 million for the three months ended September 30, 2023. The increase in other gains was primarily due to a $3.5 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments and a net gain of $0.9 million on the sales of equity securities.
Income Tax Expense
The Company's effective income tax rates were 22.9% and 24.1% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

Comparison of the Operating Results for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$394,431	$396,503
Initial franchise fees	19,133	21,240
Platform and procurement services fees	58,060	58,186
Owned hotels	85,345	74,075
Other	45,251	33,211
Other revenues from franchised and managed properties	592,849	602,554
Total revenues	1,195,069	1,185,769
OPERATING EXPENSES
Selling, general and administrative	162,697	151,387
Business combination, diligence and transition costs	17,723	30,613
Depreciation and amortization	32,623	29,468
Owned hotels	62,370	53,924
Other expenses from franchised and managed properties	575,102	583,095
Total operating expenses	850,515	848,487
Operating income	344,554	337,282
OTHER EXPENSES AND INCOME, NET
Interest expense	66,064	46,522
Interest income	(6,557)	(5,836)
Loss on extinguishment of debt	331	—
Other (gain) loss	(133)	(2,752)
Equity in net gain of affiliates	(9,088)	(1,923)
Total other expenses and income, net	50,617	36,011
Income before income taxes	293,937	301,271
Income tax expense	70,076	71,717
Net income	$223,861	$229,554
Results of Operations
For the nine months ended September 30, 2024, the Company recognized income before income taxes of $293.9 million, which is a $7.4 million decrease from the same period in the prior year. The decrease in income before income taxes is primarily due to a $2.7 million decrease in other (gain) loss and an increase of $19.6 million in interest expense, all of which were partially offset by a $7.3 million increase in operating income and a $7.2 million increase in equity in net gain of affiliates.
Operating income increased $7.3 million primarily due to a $12.1 million increase in other revenues and a $12.9 million decrease in business combination, diligence and transition costs, all of which were partially offset by a $2.1 million decrease in royalty, licensing and management fees revenue, a $2.1 million decrease in initial franchise fees revenue, a $1.8 million decrease in the net activity generated from other revenues from franchised and managed properties and other expenses from franchised and managed properties, and an $11.3 million increase in selling, general and administrative expenses.
The primary reasons for these fluctuations are described in more detail below.

Royalty, Licensing and Management Fees
Domestic royalty fees decreased $7.3 million to $349.4 million for the nine months ended September 30, 2024 from $356.7 million for the nine months ended September 30, 2023. The decrease in domestic royalty fees was primarily due to a 2.7% domestic system-wide RevPAR decrease as a result of a 1.2% decrease in average daily rates and a 90 basis points decrease in occupancy, all of which were partially offset by a 0.4% increase in open and operating domestic hotel rooms and a system-wide 6 basis points increase in the effective royalty rate from 4.99% for the nine months ended September 30, 2023 to 5.05% for the nine months ended September 30, 2024.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2024			September 30, 2023
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$153.87	59.1%	$91.01	$152.59	58.2%	$88.82	0.8%	90	bps	2.5%
Midscale & Upper Midscale (2)	101.86	57.0%	58.04	102.90	58.3%	60.00	(1.0)%	(130)	bps	(3.3)%
Extended Stay (3)	63.84	72.1%	46.04	64.28	73.5%	47.24	(0.7)%	(140)	bps	(2.5)%
Economy (4)	71.83	47.6%	34.20	72.65	49.0%	35.57	(1.1)%	(140)	bps	(3.8)%
Total	$97.45	57.4%	$55.93	$98.59	58.3%	$57.50	(1.2)%	(90)	bps	(2.7)%
(1) Includes Ascend Hotel Collection, Cambria, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Park Plaza, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

International royalty fees increased $0.8 million to $22.6 million for the nine months ended September 30, 2024 from $21.8 million for the nine months ended September 30, 2023. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system, which was partially offset by a decrease in international RevPAR.
Initial Franchise Fees
Initial franchise fees revenue decreased $2.1 million to $19.1 million for the nine months ended September 30, 2024 from $21.2 million for the nine months ended September 30, 2023. The decrease was primarily due to a lower number of domestic franchise agreement terminations as compared to the prior year.
Other Revenues
Other revenues increased $12.1 million to $45.3 million for the nine months ended September 30, 2024 from $33.2 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in liquidated damages that resulted from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the costs to operate the business, increased $11.3 million to $162.7 million for the nine months ended September 30, 2024 from $151.4 million for the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to a $2.4 million litigation settlement, an increase in the provisions for credit losses on accounts receivable balances, and a $4.2 million increase in the Company's deferred compensation liabilities based on increases in the fair value of the underlying investments.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $12.9 million to $17.7 million for the nine months ended September 30, 2024 from $30.6 million for the nine months ended September 30, 2023. The decrease was primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024 and substantially completing the integration of the Radisson Hotels Americas business in the fourth quarter of 2023.

Interest Expense
Interest expense increased $19.6 million to $66.1 million for the nine months ended September 30, 2024 from $46.5 million for the nine months ended September 30, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's outstanding borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Other (Gain) Loss
Other (gain) loss decreased $2.7 million to other gains of $0.1 million for the nine months ended September 30, 2024 from other gains of $2.8 million for the nine months ended September 30, 2023. The decrease was primarily due to a net loss of $8.3 million on the sales of equity securities, which was partially offset by dividend income of $1.5 million and a $4.0 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments.
Equity in Net Gain of Affiliates
Equity in net gain of affiliates increased $7.2 million to $9.1 million for the nine months ended September 30, 2024 from $1.9 million for the nine months ended September 30, 2023. The increase was due to a distribution from an unconsolidated affiliate, which sold its underlying assets, so the Company recognized a gain of $7.2 million. Refer to Note 4 to our consolidated financial statements for additional information.
Income Tax Expense
The Company's effective income tax rates were 23.8% for both of the nine months ended September 30, 2024 and 2023. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of September 30, 2024, the Company's primary sources of liquidity consisted of $675.6 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of September 30, 2024, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $595.4 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of September 30, 2024. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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

The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of September 30, 2024, the Company had 4.0 million shares remaining under the current share repurchase authorization. The projected 2024 annual dividend rate is $1.15 per share or approximately $56.0 million in aggregate dividend payments, which is subject to future declarations by our board of directors.
Cash Flows from Operating Activities
During the nine months ended September 30, 2024 and 2023, the net cash provided by operating activities was $236.5 million and $247.2 million, respectively. Our operating cash flows decreased $10.7 million primarily due to an increase in the franchise agreement acquisition cost payments, an increase in deferred income taxes, and an increase in borrowing costs, all of which were partially offset by the timing of working capital items and a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and the due diligence and transition costs related to the integration of the Radisson Hotels Americas business in 2023.
In conjunction with brand and development programs, we strategically make certain franchise acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the nine months ended September 30, 2024 and 2023, the Company's net franchise agreement acquisition costs were $84.1 million and $72.9 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in other revenues from franchised and managed properties and other expenses from franchised and managed properties. During the nine months ended September 30, 2024 and 2023, the activity from other revenues from franchised and managed properties exceeded the activity of other expenses from franchised and managed properties by $17.7 million and $19.5 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $63.4 million and $103.3 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in investing activities was primarily due to the following:
During the nine months ended September 30, 2024 and 2023, investments in owned hotel properties totaled $81.2 million and $45.5 million, respectively. These investments related to the continued growth of the Cambria Hotels and Everhome Suites brands and the ongoing hotel development efforts. During the nine months ended September 30, 2024 and 2023, capital expenditures in other property and equipment totaled $33.6 million and $35.9 million, respectively. These capital expenditures primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees in order to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the nine months ended September 30, 2024 and 2023, the Company invested $47.7 million and $24.6 million, respectively, to support these efforts. In addition, during the nine months ended September 30, 2024 and 2023, the Company received distributions from these affiliates totaling $15.9 million and $0.9 million, respectively.
During the nine months ended September 30, 2024, the Company received proceeds of $108.1 million from the sale of equity securities. There were no purchases of equity securities during the nine months ended September 30, 2024. The Company did not purchase or sell any equity securities during the nine months ended September 30, 2023.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2024, the Company issued $24.4 million in notes receivable loans and received $2.3 million in notes receivable loan repayments. During the nine months ended September 30, 2023, the Company issued $4.3 million in notes receivable loans and received $9.9 million in notes receivable loan repayments.

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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of September 30, 2024, the Company maintained a total leverage ratio of 2.85x, including outstanding debt of approximately $379.2 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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

2024 Senior Unsecured Notes Due 2034
On July 2, 2024, the Company closed its sale of an aggregate principal amount of $600 million of 5.850% senior notes due 2034 (the "2024 Senior Notes”). The 2024 Senior Notes bear interest at a fixed rate of 5.850% per year and mature on August 1, 2034. Interest on the 2024 Senior Notes is payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2025. The interest rate payable on the 2024 Senior Notes will be subject to adjustment based on certain rating events.
The Company may redeem the 2024 Senior Notes, in whole or in part, at any time prior to their maturity at the redemption price, which includes a make-whole premium. If the 2024 Senior Notes are redeemed on or after May 1, 2034 (three months prior to the applicable maturity date), then the redemption price will be equal to 100% of the principal amount of the 2024 Senior Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. Additionally, at the option of the holders of the 2024 Senior Notes, the Company may be required to repurchase all or a portion of the holder's 2024 Senior Notes upon the occurrence of a change of control event, at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, to the date of repurchase.
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
On July 2, 2024, the Company used a portion of the net proceeds from the sale of the 2024 Senior Notes, after deducting underwriting discounts and commissions and other offering expenses, to repay in full the 2023 Term Loan.
2020 Senior Unsecured Notes Due 2031
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
2019 Senior Unsecured Notes Due 2029
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

During the nine months ended September 30, 2024, the Company paid $42.5 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2024 is projected to be $1.15 per share or approximately $56.0 million in aggregate dividend payments.
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
During the nine months ended September 30, 2024, the Company repurchased 2.8 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $341.2 million. In total, the Company has repurchased 61.1 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.6 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 94.1 million shares at an average price of $27.74 per share. As of September 30, 2024, the Company had 4.0 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2024, the Company redeemed 0.1 million shares of common stock at a total cost of $11.7 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the nine months ended September 30, 2024, the Company received proceeds of $9.3 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes to the critical accounting estimates that were previously disclosed.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $48.8 million and $41.6 million as of September 30, 2024 and December 31, 2023, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of September 30, 2024, the Company had $383 million of variable interest rate debt instruments outstanding at an effective interest rate of 6.68%. A hypothetical change of 10% in the Company’s effective interest rate from the September 30, 2024 levels would increase or decrease annual interest expense by $2.6 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2024. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2024	—	$—	—	1,763,472
February 29, 2024	—	—	—	1,763,472
March 31, 2024 (2)	494,910	122.39	382,374	6,381,098
April 30, 2024	1,124,226	121.00	1,124,226	5,256,872
May 31, 2024	603,342	118.52	601,707	4,655,165
June 30, 2024	222,864	125.82	222,864	4,432,301
July 31, 2024	160,879	122.72	160,879	4,271,422
August 31, 2024	163,456	123.79	162,687	4,108,735
September 30, 2024	128,594	129.97	128,594	3,980,141
Total	2,898,271	$121.74	2,783,331	3,980,141
(1) During the nine months ended September 30, 2024, the Company redeemed 114,940 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
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

CHOICE HOTELS INTERNATIONAL, INC.

November 4, 2024	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 4, 2024	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer