Form 10-K
period 2024-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2025-02-20
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________
FORM 10-K
 _______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $3,360,334,257 as of June 28, 2024 based upon a closing price of $119.00 per share.
As of February 11, 2025, the number of shares outstanding of Choice Hotels International, Inc.’s common stock was 46,728,074.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 15, 2025, are incorporated by reference under Part III of this Form 10-K.

CHOICE HOTELS INTERNATIONAL, INC.
Form 10-K

PART I
Throughout this report, we refer to Choice Hotels International, Inc., together with its subsidiaries as "Choice," the "Company," "we," "us," or "our."
Forward-Looking Statements
Certain matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume," or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which, in turn, are based on information currently available to management. Such statements may relate to projections of our revenue, expenses, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, revenue per available room, and our liquidity, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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
Item 1.Business
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 46 countries and territories. As of December 31, 2024, we had 7,586 hotels with 653,810 rooms open and operating, and 964 hotels with 97,325 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Comfort Inn®, Comfort Suites®, Quality®, Clarion®, Clarion Pointe™, Ascend Hotel Collection®, Sleep Inn®, Econo Lodge®, Rodeway Inn®, MainStay Suites®, Suburban Studios™, WoodSpring Suites®, Everhome Suites®, and Cambria® Hotels (collectively, the "legacy Choice brands"). Additionally, through the Radisson Hotels Americas acquisition completed on August 11, 2022, our brands expanded to include Radisson Blu®, Radisson RED®, Radisson®, Park Plaza®, Country Inn & Suites® by

Radisson, Radisson Inn & SuitesSM, Park Inn by Radisson®, Radisson Individuals®, and Radisson Collection® (collectively, the "legacy Radisson brands"), which are located across the United States, Canada, the Caribbean and Latin America (the "Americas").
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of eight Cambria, one Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including our capital structure and the uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases, and dividends. Refer to the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our capital returns to shareholders.
In addition to our hotel franchising business, we have also developed or acquired eight Cambria, one Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts primarily focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
As a franchisor with 7,586 opened hotels, including ownership of 12 hotels and management of 13 hotels (inclusive of four owned hotels), we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable and profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
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
The lodging industry can be divided into chain scale categories of generally competitive brands as follows:

Chain Scale	Brand Examples
Luxury	Four Seasons, Ritz Carlton, W Hotel, JW Marriott
Upper Upscale	Radisson Blu, Marriott, Hilton, Hyatt, Sheraton
Upscale	Cambria Hotels, Radisson, Courtyard, Hyatt Place, Hilton Garden Inn
Upper Midscale	Comfort Inn, Country Inn & Suites, Holiday Inn Express, Hampton by Hilton, Fairfield Inn
Midscale	Quality Inn, Sleep Inn, Best Western, Baymont
Economy	Econo Lodge, Super 8, Red Roof Inn, Motel 6
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
Our fees depend on the number of rooms in our system, the gross room revenues generated by our franchisees, and the effective royalty rates in our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than the incremental fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we generally benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the effective royalty rate in our franchise contracts.
Our family of well-known and diversified brands positions us well within the lodging industry. Our new hotel development brands, such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring Suites, Everhome Suites, and Country Inn & Suites, offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Certain of our brands, such as Quality, Clarion Pointe, Ascend Hotel Collection, Econo Lodge, and Radisson, offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
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
Ascend Hotel Collection - The Ascend Hotel Collection is an innovative global soft brand collection offering resort, boutique and historic properties that reflect, and are woven into, the fabric of their destination. Ascend enables upscale hotels to retain their individual brand equity and identity, and yet have access to Choice Hotels' global distribution, technology, performance support services, training, and loyalty benefits. The Ascend Hotel Collection offers the best of both worlds, including an independence backed by a powerful platform for customer acquisition, delivery and distribution, volume purchasing benefits, and operational efficiencies. The properties can be found in suburban, small towns, and resorts. The principal competitor brands include BW Signature Collection, BW Premier Collection, Trademark, and Voco.

Radisson - Radisson is a full service hotel brand that provides an upscale travel experience. Innovating to meet the evolving needs of guests, Radisson hotels offer functional guestrooms, upscale on-site services such as modern fitness facilities, restaurants and bars, and free Wi-Fi, which is designed for travelers seeking simplicity, authenticity, and modern imperatives during each hotel stay. Radisson hotels are found in key urban, suburban, resort, and airport locations. The principal competitor brands include DoubleTree by Hilton, Delta Hotels, and Crowne Plaza.

Radisson RED - An upscale, select service hotel brand, Radisson RED is characterized by a love of bold design, social connectedness, and playful twists on the conventional. These urban hotels inject new life into hospitality through informal services where anything goes. Hotel spaces kick-start the fun with vibrant designs, encourage social sharing, and easily switch from work to play and back. Connected, trend-savvy travelers will love this unique opportunity to tailor their stay to their style. The principal competitor brands include Tapestry Collection by Hilton, Citizen M, and Aloft Hotels.
Radisson Blu - Radisson Blu hotels offer full service, upper upscale accommodations that are redefining the hospitality experience. Scandinavian-inspired minimalist design prioritizes comfort and distinctiveness in the guestrooms, in addition to unique dining concepts, multipurpose workspaces with complimentary Wi-Fi, smart TVs, and wellness facilities. Radisson Blu hotels are located in urban and resort locations in key RevPAR markets. The principal competitor brands include Le Meridien and Kimpton.

Radisson Individuals - Radisson Individuals is an upper upscale collection brand that brings together independent and boutique hotels, inspiring curious travelers to uncover the untold stories of each destination. Blending a spirit of exploration with service excellence, these hotels offer curated amenities like distinctive dining and wellness facilities. Found in urban, suburban, and resort locations, the principal competitor brands include Autograph Collection, Curio, JdV, Tapestry, and Tribute.

Comfort - The Comfort brand family, inclusive of Comfort Inn, Comfort Suites, and Comfort Inn & Suites, is an upper midscale brand that offers guests a warm and welcoming experience designed to help them feel refreshed and ready to take on the day. The properties feature spacious rooms, modern amenities, friendly staff, and a signature free hot breakfast. Comfort hotels are tailored to meet the needs of today’s leisure and business travelers alike. The principal competitor brands include Hampton Inn, Holiday Inn Express, and Fairfield Inn & Suites.

Country Inn & Suites by Radisson - Country Inn & Suites exemplifies “modern country warmth”, offering a heartfelt experience to travelers through inviting design, premium touches, and genuine service. Guests can expect a mix of spacious standard and suite accommodations along with free amenities like a hot breakfast, all-day coffee and tea, freshly baked cookies in the afternoon, Wi-Fi, printer access, a fitness facility, and cozy seating by the living room fireplace. Most hotels also feature a patio or porch with an outdoor fire pit, den, casual workspace, swimming pool, meeting space, and an “Inn Case Market.” Guests feel like they matter at Country Inn & Suites. The principal competitor brands include Holiday Inn Express, Fairfield Inn & Suites, Best Western Plus, and Hampton Inn.
Clarion - Clarion helps owners of existing assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "get together" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center. The principal competitor brands include Holiday Inn and Ramada.
Clarion Pointe - Launched in 2019, Clarion Pointe is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. The hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. The principal competitor brands include Best Western and Wingate.
Quality Inn - Quality helps both guests and owners "Get Your Money's Worth™" in the midscale chain scale category. Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs" of a Q Bed, Q Breakfast, Q Shower, Q Service, and Q Essentials. The brand delivers warm, friendly service, a hot breakfast, and premium bedding. The principal competitor brands include Best Western and Ramada.

Sleep Inn - A new-construction brand, every Sleep Inn hotel is built with a specific vision in mind, which is to be a sanctuary for travelers as well as a cost-efficient property to build, operate, and maintain. Every Sleep Inn hotel offers thoughtful touches designed to help enhance our guests well-being and "Dream Better Here." Guests find a perfectly dreamy hotel environment, with nature-inspired design elements, that create a relaxed and serene stay, providing both business and leisure travelers with free Wi-Fi, free hot breakfast, lifestyle amenities to support a better night’s rest, and an exercise room and/or pool. The principal competitor brands include Baymont and Best Western.
Park Inn by Radisson - Park Inn by Radisson is Choice Hotels' premium value conversion brand focused on delivering the basics to brighten up the stay. The principal competitor brands include Days Inn, Baymont, and SureStay.

Park Plaza - Park Plaza combines engaging service, contemporary elegance, and local flavor. At each hotel, team members warmly welcome guests and make it a point to foster genuine and meaningful interactions. Refined spaces incorporate the essence of each location and provide a vibrant social setting for guests and the local community alike. Located in capital cities and key business and leisure destinations, these charmingly distinctive hotels help travelers connect with the authentic character and culture of their location. The principal competitor brands include Staybridge Suites, DoubleTree, and Residence Inn.
MainStay Suites - MainStay Suites operates in the midscale extended stay chain scale category, offering developers flexible conversion and new construction opportunities in a variety of market types. The Mainstay Suites guest experience delivers on a "Live Like Home" promise for guests traveling for business or pleasure whose stays are longer than a few nights. All guest rooms feature fully equipped kitchens as well as separate lounges and work areas. MainStay Suites offer free high-speed internet, an exercise room, 24/7 laundry facilities, and weekly housekeeping. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances through the "Things I Use at Home" program. The principal competitor brands include Candlewood Suites, Extended Stay America Premier Suites, My Place Hotels, as well as new entrants to the extended stay segment such as StudioRes, LivSmart, and LivAway.
Everhome Suites - Everhome Suites operates in the midscale extended stay chain scale category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with defined-spaces to work, relax, and eat. Larger one-bedroom suites come equipped with in-unit washers and dryers, larger kitchens, and a dedicated bedroom. Guests have access to free high-speed internet, a modern fitness room, outdoor amenity space, 24/7 laundry facilities, and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink, and personal items available for purchase. Small kitchen appliances are available to check out at the front desk through the “Homebase Essentials” program. The principal competitor brands include Candlewood Suites, Home2 Suites, TownePlace Suites, and Extended Stay America Premier Suites, as well as new entrants to the extended stay segment such as StudioRes, LivSmart, and LivAway.

Suburban Studios - Suburban Studios operate in the economy extended stay chain scale category, offering developers access to this category through flexible conversion options. Suburban Studios’ “longer stays made easy” philosophy provides value-conscious, long staying guests with clean, comfortable rooms, friendly service and the amenities they need. All guestrooms provide in-room kitchens. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, InTown Suites, HomeTowne Studios, SureStay Studios, Studio 6, as well as new entrants to the extended stay segment such as Echo Suites.
WoodSpring Suites - WoodSpring Suites are all new construction, value-engineered hotels that operate in the economy extended stay chain scale category. WoodSpring developers adhere to strict prototype and design specifications and an operating model that embodies WoodSpring’s promise of “It’s Simple. Done Better.” Every suite includes a well-designed kitchen, seating area, and a free premium movie channel. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, MyPlace, Studio 6, as well as new entrants to the extended stay segment such as Echo Suites.
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
The Company's brands also include the Radisson Collection and Radisson Inn & Suites, however there are no open properties under these brands as of December 31, 2024.
Domestic Franchise System
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our domestic franchise agreements generally have terms ranging from 10 to 30 years, with certain rights for each of the franchisor and franchisee to terminate the agreement. Our franchisees operate domestically under one of 22 brands and brand extensions.
The following table presents the key statistics related to our domestic franchise system for the five years ended December 31, 2024:

	2020	2021	2022	2023	2024
Number of properties, end of period	5,943	5,913	6,296	6,305	6,328
Number of rooms, end of period	456,528	458,030	494,409	496,965	511,739
Royalty fees (in thousands)(1)	$258,151	$391,336	$443,313	$458,077	$454,723
Effective royalty rate(2)	4.94%	5.01%	4.93%	4.99%	5.06%
Average occupancy percentage(2), (3)	45.6%	57.2%	58.0%	56.9%	56.4%
Average daily room rate (ADR)(2), (3)	$71.67	$84.06	$95.13	$96.92	$96.67
Revenue per available room (RevPAR)(2), (3)	$32.69	$48.10	$55.16	$55.19	$54.54
(1)Royalty fees exclude the impact of franchise agreement acquisition cost amortization. For the year ended December 31, 2022, the legacy Radisson brands are included for the period from the August 11, 2022 acquisition date through December 31, 2022. Additionally, royalty fees include intersegment royalties assessed to the Company's owned hotels of $2.4 million for 2024, $2.0 million for 2023, $2.2 million for 2022, $1.6 million for 2021, and $0.8 million for 2020.
(2)To enhance the comparability for the year ended December 31, 2022, the effective royalty rate, average occupancy percentage, ADR, and RevPAR reflect the operating performance as if the legacy Radisson brands were acquired on January 1, 2022. The operating statistics exclude the Everhome Suites brand since the operating statistics are not representative of a stabilized brand, which the Company defines as having at least 25 units open and operating for at least a twelve month period.
(3)The Company calculates the RevPAR metrics based on information as reported by the franchisees. To accurately reflect average occupancy percentage, ADR, and RevPAR, the company revises its prior years' operating statistics for the most current information provided.
As of December 31, 2024, no individual franchisee or ownership group accounts for more than 1.5% of the Company's total domestic royalty fees.

Owned and Managed Hotels
While the hotel franchising business represents the Company's primary operations, the Company also owns eight Cambria hotels, one Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites and manages 13 hotels (inclusive of four owned hotels). We generate revenue from the owned hotels primarily from guest stays. We generate revenue from the managed hotels from base and incentive management fees and cost reimbursements, which is primarily for payroll costs at the managed hotels where the Company is the employer.
We intend to continue to strategically develop and manage hotels in order to increase the presence of our brands in the United States, drive greater guest satisfaction and brand preference, and increase the number of franchise agreements awarded. We believe these avenues provide us the opportunity to support and accelerate the growth of our brands.
International Franchise Operations
The Company conducts its international franchise operations through a combination of direct franchising and master franchising relationships. Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and our brands can achieve significant revenue growth through our proprietary distribution channels. Master franchising relationships are governed by agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region.

We typically choose to enter into master franchise agreements in those international markets where direct franchising is not a prevalent or viable business model. When entering into master franchising relationships, we strive to select partners that have both professional hotel and asset management capabilities along with the financial capacity to invest in building the Company's brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. The master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Our master franchise and similar multi-unit licensing agreements have expiration dates, which we actively manage and potentially renew as we deem beneficial. In certain circumstances, the Company has and may continue to make equity investments in our master franchisees.
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
The following chart summarizes our franchise system and operating results outside of the United States(1):

	2020	2021	2022	2023	2024
Number of properties, end of period	1,204	1,117	1,191	1,222	1,258
Number of rooms, end of period	141,449	121,716	133,395	136,021	142,071
Royalty fees (in thousands)(2)	$12,358	$14,958	$20,041	$28,859	$29,822
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts, thus RevPAR metrics are not presented for our international franchisees.
(2)Royalty fees include the impact of franchise agreement acquisition cost amortization.
As of December 31, 2024, the open hotels and rooms by region and franchising relationship are presented below:

	Direct Franchising		Master Franchising		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Asia-Pacific	156	7,012	157	17,970	313	24,982
Europe & Middle East	93	9,423	312	52,276	405	61,699
Latin America, Caribbean & Canada	129	16,952	411	38,438	540	55,390
International Total	378	33,387	880	108,684	1,258	142,071
The Company's international operations are primarily conducted in the following countries and territories, as organized by region:
Asia-Pacific - Australia, China, India, Japan, and New Zealand.

Europe & Middle East - Austria, Czech Republic, Denmark, Faroe Islands, Finland, France, Germany, Ireland, Italy, Kingdom of Saudi Arabia, Lithuania, Norway, Portugal, Slovakia, Spain, Sweden, Turkey, and the United Kingdom.
Latin America, Caribbean & Canada - Aruba, Bahamas, Barbados, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Grenada, Guatemala, Honduras, Mexico, Panama, Peru, Puerto Rico, Sint Maarten, Trinidad and Tobago, and Uruguay.
As of December 31, 2024, the worldwide open hotels and rooms by region are presented below:

	United States		Asia-Pacific		Europe & Middle East		Latin America, Caribbean & Canada		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Comfort (1)	1,674	131,495	196	17,922	96	12,817	193	17,701	2,159	179,935
Quality Inn	1,627	118,725	64	3,660	80	14,426	128	12,739	1,899	149,550
Econo Lodge	642	37,528	20	741	1	73	35	1,746	698	40,088
Rodeway	447	24,948	—	—	—	—	9	510	456	25,458
Sleep Inn	415	29,118	—	—	—	—	23	2,507	438	31,625
Country	422	33,771	—	—	—	—	9	789	431	34,560
Ascend Hotel Collection	233	38,589	19	1,100	119	13,433	46	5,630	417	58,752
Clarion (2)	193	19,944	14	1,559	109	20,950	15	1,536	331	43,989
WoodSpring Suites	256	30,846	—	—	—	—	—	—	256	30,846
Radisson (3)	57	13,390	—	—	—	—	68	10,928	125	24,318
MainStay Suites	141	10,157	—	—	—	—	1	100	142	10,257
Suburban Studios	111	9,159	—	—	—	—	—	—	111	9,159
Cambria Hotels	76	10,344	—	—	—	—	—	—	76	10,344
Park Inn	27	2,926	—	—	—	—	13	1,204	40	4,130
Everhome Suites	7	799	—	—	—	—	—	—	7	799
Total	6,328	511,739	313	24,982	405	61,699	540	55,390	7,586	653,810
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(3)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
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
Our objective is to continue to strategically grow our portfolio by selling the Company's brands spanning the various chain scale categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands, such as discounting various fees including the initial franchise fee, royalty fee, marketing and reservation system fee, and providing franchise agreement acquisition cost payments to support development, property improvements, and other hotel expenditures.

Because retention of our existing franchisees is important to our growth strategy, we have a formal impact policy. This policy offers existing franchisees protection from the opening of a same-brand property within a specified distance, depending upon the market in which the property is located. The policy applies to most, but not all, of the Company's brands.
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
Franchise Agreements
Our standard domestic franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our domestic franchise agreements generally have terms ranging from 10 to 30 years. Generally, either party to our standard domestic franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us the flexibility to eliminate or re-brand our properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements typically contain liquidated damages provisions addressing franchisee termination at intervals other than those specified in the agreement which represent a fair and reasonable measure of damages that both parties agree should be paid to us.
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
We operate a loyalty program, Choice Privileges, for all of our brands except WoodSpring Suites, in order to attract and retain travelers by rewarding stays with points towards free hotel nights at properties and through our partners that provide travel-related accommodations. The loyalty program also offers guests the ability to redeem points for gift cards at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help us to deliver business to our franchised hotels, and are an important selling point for our franchise sales personnel. As of December 31, 2024, the Choice Privileges program had approximately 69 million worldwide members. Growing the membership of the Choice Privileges loyalty program, as well as increasing the number of room nights consumed by existing members, will continue to be a focus of the Company.
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
Our field-based franchise services area directors work with our franchisees to profitably grow revenue, improve the efficiency of their hotel operations, and maintain and improve guest satisfaction. The franchise services area directors advise the franchisees on topics such as marketing their hotels, improving quality, and maximizing the benefits offered by the Choice reservations system. Our proprietary property management system, choiceADVANTAGE, includes a rate and selling management tool to help our franchisees better manage rates and inventory, which are designed to help them improve RevPAR by optimizing ADR and occupancy. In addition, we offer revenue management services to our franchisees to assist them in optimizing their room rates and minimizing the costs of reservation delivery.
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
Property Management Systems - ChoiceADVANTAGE, which is our proprietary property and yield management system that the significant majority of our hotels utilize, is designed to help franchisees maximize profitability and compete more effectively by assisting them in managing their room inventory, rates, and reservations. ChoiceADVANTAGE synchronizes each hotel’s inventory with our central reservation system, which gives our reservation sales agents and other proprietary channels the last room sell capabilities at every hotel. Our property management system also includes a proprietary revenue management feature that calculates and suggests the optimum rates based on each hotel’s past performance and projected occupancy. These tools are critical to business delivery and yield improvements as they facilitate a franchisee's ability to effectively manage hotel operations, determine appropriate rates, help drive occupancy, and participate in our marketing programs. ChoiceADVANTAGE, which is a cloud-based solution, helps to reduce each hotel’s investment in on-site computer equipment, which typically results in a lower total cost of ownership for the property management systems as compared to the traditional on-site solutions.
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
The ability of a hotel to compete in the lodging industry may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand, and national and local economic conditions. We generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 49 states, the District of Columbia, and 46 countries and territories outside the United States.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale, and distribution, will enable us to remain competitive in the lodging industry.
Service Marks and Other Intellectual Property
The service marks Ascend Hotel Collection, Cambria, Choice Hotels, Choice Privileges, Clarion, Clarion Pointe, Comfort Inn, Comfort Suites, Country Inn & Suites by Radisson, Econo Lodge, Everhome Suites, MainStay Suites, Park Inn by Radisson, Park Plaza, Quality, Radisson, Radisson Blu, Radisson Collection, Radisson Individuals, Radisson Inn & Suites, Radisson Red, Rodeway Inn, Sleep Inn, Suburban Studios, WoodSpring Suites, and related marks and logos are material to our business. We, directly and through our franchisees, actively use these marks. All of the material marks are registered or have registrations pending with the United States Patent and Trademark Office. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Further, we are subject to various U.S. federal, state, and international privacy and data protections laws, including the California Consumer Protection Act, the Virginia Consumer Data Protection Act, and the European Union General Data Protection Regulation, as well as privacy laws in Connecticut, Colorado, and Utah.
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
Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the economies in which we operate. Such a slowdown could result in reduced travel by both business and leisure travelers, and potentially less demand for hotel rooms, which could result in a reduction in room rates and fewer room reservations, all of which could negatively impact our revenues. A weak economy could also reduce the demand for new hotels, which negatively impacts our franchise fees revenues.
Among other unpredictable external factors which may negatively impact us are wars, acts of terrorism, pandemics, high interest rates, stress on the U.S. banking system, gasoline shortages, severe weather, and the risks described in Item 1A. Risk Factors.
Human Capital Management
As a franchisor and hotel management company, one of our greatest assets is the strength of our associates. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and to provide an open and welcoming environment for all of our associates. The quality of our talent delivers a high performing organization that drives positive business outcomes for the Company, our shareholders, and our franchisees and hotel owners.
Our Board of Directors provides oversight on certain human capital matters through two committees.
•Human Capital and Compensation Committee - Providing a broad scope of oversight on talent, including: (1) overall associate wellbeing, (2) succession planning for the top 60 leadership roles, (3) talent management and leadership development oversight for the top 100 leadership roles, (4) oversight of pay goals, and (5) overall organizational engagement.
•Diversity Committee - Overseeing our efforts to develop and sustain a welcoming culture for all associates and promoting these efforts in our business.
Career Development
We empower approximately 1,700 associates across the globe to advance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to prepare for their next, and future, desired roles. As of December 31, 2024, the Company had 1,570 domestic and 125 international associates, excluding employees at our 13 managed hotels.
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
Further, 12 Choice Resource Groups (“CRGs”) allow groups of associates to come together based on shared affinities, communities, life experiences, and/or interests. Each CRG is open for all associates to join and everyone is welcome at all CRG events. The CRGs provide support, contribute to personal and career development, provide networking opportunities, and enhance wellbeing and engagement.
Choice's Culture of Respect and Belonging
At Choice, we strive to create an environment where every associate feels welcome, wanted, and respected. Part of how we deliver on this promise is by weaving belonging-focused initiatives throughout all levels of the enterprise, focusing on three core commitments:
•Inclusion – Striving to build a workforce where associates from all backgrounds can thrive.
•Fair and Competitive Pay – Committed to promoting equal opportunity in all aspects of the talent lifecycle, inclusive of fair and competitive pay regardless of background.

•Trust, Belonging, and Engagement – Fostering a culture where associates are inspired and engaged and feel like they belong.
We are committed to providing fair and competitive pay. To ensure we are delivering on this commitment, we annually conduct fair pay analyses on all U.S. based roles, which includes those in our Managed Hotels division. We may make pay adjustments, as necessary, based on the results and report the results to the Board of Directors. Our 2024 analysis was completed in partnership with Syndio Pay EQ analytics platform, using Fair Pay Workplace guidelines.
The Board of Directors periodically receives reporting focused on the Company's belonging-focused efforts in workplace practices, franchisee development, advertising, and marketing goals.

Health, Wellbeing, and Engagement
One of our highest priorities has been to support the physical health and emotional well-being of our associates, all of whom show incredible dedication to the needs of our hotel owners, guests, and each other while caring for their own families. The key features include mental health support, employee assistance and financial wellness programs, as well as creating opportunities for belonging and connections within the organization. In addition, the Company offers a generous benefits package, including a 401(k) matching program, paid family leave, paid caregiver leave, wellbeing days, a cultural day, commuter benefits, a legal services plan, charitable gift matching, a LEED certified workspace, and paid volunteer leave.
We conduct a variety of confidential surveys throughout the year to seek input and better understand the associate life-cycle experience. In 2024, these touchpoints included an engagement survey, diversity, equity and belonging survey, 30-60-90-180-day onboarding surveys, exit surveys, a recognition survey, a benefits survey, and a mental health survey. Nearly 81% of our associates participated in the 2024 engagement survey and we achieved a very high engagement score, five points above the benchmark, which means that our associates have a positive commitment to our organization and goals.

Award Winning Culture
In 2024, the Company continued to receive accolades, including the Brandon Hall Group HCM Excellence Awards for Data Discovery, Newsweek’s “World’s Most Trustworthy Companies,” TIME’s “World’s Best Companies” and “America's Best Mid-Size Companies,” Disability Equality Index, Inaugural World Sustainable Travel & Hospitality Award, Chief Learning Officer’s “Editor's Choice as Best Midsized Company for Learning” for Choice University, Newsweek’s America's Greatest Workplaces for LGBTQ+, Newsweek’s America's Greatest Workplaces for People with Disabilities, Newsweek’s America's Greatest Workplaces for Diversity, and Newsweek’s America’s Greatest Workplaces for Parents and Families.

Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2024 are set forth below. The business address of each executive officer is 915 Meeting Street, Suite 600, North Bethesda, Maryland 20852.

Name	Age	Position
Stewart W. Bainum, Jr.	78	Chairman of the Board of Directors
Patrick S. Pacious	58	President and Chief Executive Officer
Scott E. Oaksmith	53	Chief Financial Officer
Dominic E. Dragisich	42	Executive Vice President, Operations and Chief Global Brand Officer
Simone Wu	59	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
Robert McDowell (1)	58	Chief Commercial Officer
Patrick J. Cimerola	56	Chief Human Resources Officer
Raul Ramirez Sanchez	41	Chief Segment and International Operations Officer
Noha Abdalla	47	Chief Marketing Officer
Anna Scozzafava	44	Chief Strategy Officer and Senior Vice President, Technology
(1) Robert McDowell, our former Chief Commercial Officer, departed the Company, effective January 15, 2025, to pursue other opportunities.

Stewart W. Bainum, Jr. - Director from 1977 to 1996 and since 1997, serving as Chairman of the Board from March 1987 to November 1996 and since October 1997; Managing Member of Artis Senior Living, LLC, a developer-owner-operator of assisted living residences, since 2012; Board of Advisors of UCLA's School of Management; Director of White Oak Legacy, Inc. (f/k/a Realty Investment Company, Inc.) a real estate management and investment company, from December 2005 through December 2016 and Chairman from December 2005 through June 2009; Director of Sunburst Hospitality Corporation, a real estate developer, owner and operator, from November 1996 through December 2016 and Chairman from November 1996 through June 2009. Director of SunBridge Manager, LLC from September 2011 through December 2016. Mr. Bainum was a director of Manor Care, Inc. from September 1998 to September 2002, serving as Chairman from September 1998 until September 2001. From March 1987 to September 1998, he was Chairman and Chief Executive Officer of Manor Care, Inc. He served as President of Manor Care of America, Inc., and Chief Executive Officer of ManorCare Health Services, Inc., from March 1987 to September 1998, and as Vice Chairman of Manor Care of America, Inc., from June 1982 to March 1987.
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
Anna Scozzafava - Chief Strategy Officer and Senior Vice President, Technology since September 2023. She was previously Senior Vice President and General Manager, Extended Stay Brands from August 2023 through September 2023, and Vice President, Extended Stay Brands, Strategy & Operations from July 2019 through September 2023. She was also previously Vice President, Strategy and Planning from November 2017 through July 2019, Senior Director, Corporate Strategy and Planning from July 2016 through October 2017, Director, Corporate Strategy from January 2014 through June 2016, Manager, Corporate Strategy from October 2012 through December 2013, and Project Manager, Corporate and Business Strategy from May 2011 through October 2012. Prior to joining the Company, she was employed by Corporate Executive Board from December 2005 through May 2011.

Item 1A.Risk Factors
Choice Hotels International, Inc. and its subsidiaries are subject to various risks, which could have a negative effect on the Company and its financial condition, results of operations, and cash flows. These risks could cause actual results to differ from those expressed in certain “Forward-Looking Statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities, you should carefully consider these risk factors together with all other information included in our publicly filed documents.
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
•changes in travel patterns;
•global health developments, public health crises, pandemics, or epidemics;
•travelers’ fears of exposure to contagious diseases or to insect infestations in hotel rooms and certain geographic areas;
•the impact of earthquakes, hurricanes, fires, floods, and other natural disasters;
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

•franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and
•changes in exchange rates or economic weakness in the United States (affecting domestic travel) and internationally.
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
Moreover, our international operations are subject to compliance with anti-corruption and anti-bribery laws and other foreign laws and regulations. While we have policies in place to enforce and monitor internal and external compliance with these laws, we cannot guarantee that our policies will always protect us from reckless or criminal acts committed by our employees, franchisees or third-parties with whom we work. The United States also imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. Further, investigations by regulatory agencies have been increasing and, therefore, it may become increasingly costly and time-consuming to maintain proper internal controls. If we are found liable for violations of anti-corruption or sanctions laws, we could incur criminal or civil liabilities which could have a material adverse effect on our results of operations, our financial condition and our reputation. Furthermore, the creation of new restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise contribute to our profitability.

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
We are subject to the physical and transition risks associated with climate change and extreme weather events. These risks include changes in sea levels, water shortages, droughts, and natural disasters which may increase in frequency and severity; changing consumer preferences; and changes in laws and regulations related to climate change, regulating greenhouse gas emissions (including carbon pricing, cap and trade systems or a carbon tax), energy policies, and sustainability. Compliance with future climate-related legislation and regulation, and our voluntary efforts to achieve science-based emissions reduction targets, could be difficult and costly. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these targets, it could negatively affect customer preference for our brands or investor confidence in our stock, as well as expose us to enforcement actions and litigation. Consumer travel preferences may also shift due to sustainability-related concerns or costs. Our owned, managed, and franchised hotels may experience higher costs of energy, higher insurance premiums or policies that do not fully cover all climate-related risks, or physical damage that could negatively impact their ability to operate. As a result of the foregoing, we may experience significant increased operating and compliance costs, operating disruptions or limitations, reduced demand, constraints on our growth, and physical damage to our hotels, all of which could adversely affect our profits or growth.
Risks Related to Our Franchise System
We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputations of our brands.
Our success and growth prospects depend on the strength and desirability of our brands, particularly in the extended stay, midscale, and upper midscale hotel franchise chains which represents a significant portion of our business. We believe that hotel operators choose lodging franchisors based primarily on the value and quality of each franchisor’s brand and services, the extent to which affiliation with that franchisor may increase the hotel operator’s reservations and profits, and the franchise fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brands and, correspondingly, the number of hotels franchised under the Company's brands.
We compete with other lodging companies for franchisees. As a result, the terms of new franchise agreements may not be as favorable as our current franchise agreements. For example, competition may require us to reduce or change fee structures, make greater use of financial incentives, including franchise agreement acquisition costs, loans and guaranties to acquire franchisees and/or reduce the level of property improvements required before operating under our brand names. This could potentially impact our cash flows and margins negatively. New competition may also emerge using different business models with a lesser reliance on franchise fees. In addition, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us.
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
The considerable increase in the use of social media over recent years has greatly accelerated the speed at which negative publicity, feedback, criticism and other information, whether or not based in fact, could spread and the scope of its dissemination, which could lead to litigation, increase our costs, or result in a negative impact on our reputation or loss of consumer confidence in our brands.
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
The Company is obligated to use the marketing and reservation system fees it collects from the current franchisees comprising its various hotel brands to provide system services, such as marketing and reservations services, that are appropriate to fulfill our obligations under the Company’s franchise agreements. In discharging our obligation to provide sufficient and appropriate system services, the Company has the right to expend funds in an amount reasonably necessary to ensure the provision of such services, regardless of whether or not such amount is currently available to the Company for reimbursement.
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
•power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and
•earthquakes, hurricanes, fires, floods, and other natural disasters.
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
There can also be no assurance that improvements or upgrades to technologies and systems will maintain or improve the performance, reliability, security, and integrity of our systems or that we will achieve the benefits that may have been anticipated from such improvements or upgrades. Further, there can be no assurance that disruptions of the operation of these systems will not occur as a result of failures related to our internal or third-party systems and support.
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
We have developed and launched additional hotel brands, such as Cambria Hotels, Clarion Pointe, and Everhome Suites, and may develop and launch additional brands in the future. To achieve long-term success for new brands, we may be required to provide capital support to incentivize franchisee development and/or to make direct investments, and these extensions of capital support and direct investments may not yield the expected or anticipated returns and may be disruptive to our asset-light business model. There can be no assurance regarding the level of acceptance of new brands in the development and consumer marketplaces, that costs incurred to develop and grow the brands will be recovered or that the anticipated benefits from these new brands will be realized.
Increasing use by consumers of alternative internet reservation channels may decrease loyalty to our brands and our existing distribution channels, and may influence our distribution strategies, in ways that may adversely affect us.
A significant, and increasing, percentage of hotel rooms are booked through internet travel intermediaries. If these intermediaries are successful in continuing to increase their share of bookings or are otherwise successful in executing strategies to strengthen their commercial and contractual ties to our hotels and hotel guests, these intermediaries may be able to obtain higher commissions, reduced room rates, or other significant contractual and operational concessions from our franchisees or us.

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
An increase in the use of AI enabled third-party internet services to book online hotel reservations could adversely impact our business.
Some of our hotel rooms are booked by internet travel intermediaries and other online travel service providers. AI is being used to book hotels through targeted in-feed ads that leverage user data to display relevant hotel options based on interests and location, as well as through AI-powered chatbots that can answer booking questions directly within an app, allowing users to seamlessly initiate the booking process while watching videos on the app platform. In addition, AI can be used to personalize the hotel booking experience by showing users ads for hotels they may be interested in based on their in-app activity. Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our brands to their travel services utilizing these AI tools, diverting bookings away from our direct online channels, or through their fees, increasing the overall cost of internet bookings for our hotels.
Development and brand support activities that involve our co-investment or financing and guaranty support for third parties or development of hotels may result in losses.
As a result of our program to make financial support available to developers in the form of franchise agreement acquisition costs, loans, credit support, such as guaranties, and equity investments, we are subject to investment and credit risks that we would not otherwise be exposed to as a franchisor. In particular, when we make loans to franchisees, agree to provide loan guaranties for the benefit of franchisees, or make equity investments in franchisees, we are subject to all generally applicable credit and investment risks, such as:
•construction delays, cost overruns, or acts of God, such as earthquakes, hurricanes, fires, floods, or other natural disasters that may increase overall project costs or result in project cancellations;
•the possibility that the parties with which we have entered into a co-investment, hotel development, financing, or guaranty relationships could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies, or objectives that are inconsistent with ours; and
•that conditions within credit or capital markets may limit the ability of franchisees or us to raise additional debt or equity that may be required for completion of projects.
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
While our business model is primarily an asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of developing new hotels. Of the open hotels in our system, we currently own eight Cambria hotels, one Everhome Suites hotel, one Radisson RED hotel, one Radisson Blu hotel, and one Country Inn & Suites hotel. We are also developing Cambria hotels and Everhome Suites hotels on a standalone basis and with joint venture partners. As a result, fluctuations in fair market values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
As a result of our hotel acquisition, development, and ownership programs, we are subject to the real estate-based investment risk that we would not otherwise be exposed to as a franchisor. In particular, we face specific risks stemming from (1) our ability to assess the fair value of the real estate, (2) the location’s suitability for development as a hotel, (3) the availability of zoning or other local approvals needed for development, and (4) the availability and pricing of capital. Although we actively seek to minimize these risks prior to acquiring real estate, there is no assurance that we will be able to recover the costs of our investments, in which case we will experience losses which could be material.
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
We are focused on expanding our platform business to provide value-added travel related services to our guests and generate revenues for the Company. As platform revenue has increased, as reflected in our procurement services revenue, we are increasingly dependent on various vendors who make low-cost products available to us and our franchisees and partners who market their services directly to our guests. There can be no assurance that we will be able to retain our relationships with such parties or be able to renew arrangements on favorable terms. There is also no assurance that we will be able to identify new methods for decreasing hotel-operating costs by increasing penetration within our existing franchise system, enhancing our existing vendor relationships, and/or creating new vendor relationships.
Our investment in new business lines is inherently risky and could disrupt our core business.
In the past, we have both acquired and launched internally developed business divisions. We expect to continue to invest in alternate lines of business and may in the future invest in other new business strategies, products, services, and technologies.
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
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third-party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, deepfake or malicious social engineering schemes, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence and machine learning technologies. Our systems may also be vulnerable to human error, negligence, fraud, or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, unauthorized alteration, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the confidentiality, availability, and integrity of our data, none of which are known to be material to the Company to date.
We seek to minimize the impact of these cybersecurity incidents through the use of various technologies, processes and practices designed to help protect our networks, systems, computers and data from attack, damage or unauthorized access. We continuously assess our security posture, seek to implement appropriate risk reduction measures, enhance our operating processes, improve our defenses and take other measures to strengthen our cybersecurity program. Cybersecurity threats are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Incidents can be difficult to detect for long periods of time and can involve complex or extended assessment and remediation periods, which could magnify the severity of an incident. Accordingly, there are no guarantees that our cybersecurity practices and our efforts to implement appropriate risk reduction measures will be sufficient to prevent or mitigate attacks, and our defense strategies may ultimately prove ineffective as threat actors evolve and become more sophisticated. While we carry cyber breach, property, and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to our brands, serious disruption to our operations, investigations, litigation, and liability due to regulatory fines or penalties or pursuant to our contractual obligations. Furthermore, the Company may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits. Such losses may have a material adverse effect on our business, financial condition, and results of operations.
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

Privacy laws and regulations could adversely affect our ability to transfer guest data and market our products effectively and could be applied to impose costs, fines, and operational conditions on our business in the event of perceived non-compliance, and could otherwise impact our results from operations.
Our business operations are subject to various U.S. and international privacy and data protection laws. Any future changes or restrictions in U.S. or international privacy and data protection laws could adversely affect our operations, including our ability to transfer guest data, which could adversely impact guest bookings. For example, the California Privacy Rights Act (CPRA) imposes new compliance requirements on businesses that collect personal information from California residents. Compliance with requirements imposed by the CPRA, the European Union General Data Protection Regulation (GDPR) and similar laws, or any future changes in such laws or additional restrictions, could result in significant costs and require us to change some of our business practices. Failure to comply could expose the Company to fines, litigation, or other expenses or sanctions, as well as reputational harm.
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
We may be deemed to be a joint employer with our franchisees under certain new laws, rules, and regulations.
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
Our restated certificate of incorporation and the Delaware General Corporation Law each contain provisions that could have the effect of making it more difficult for a party to acquire, and may discourage a party from attempting to acquire, control of our Company without the approval of our Board of Directors. These provisions, together with the concentration of our share ownership, could discourage tender offers or other bids for our common stock at a premium over market price.

The concentration of share ownership may influence the outcome of certain matters.
The concentration of share ownership by our directors and affiliates allows them to substantially influence the outcome of matters requiring shareholder approval. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the elections of directors and the approval of significant corporate transactions, such as mergers, acquisitions, and equity compensation plans. In addition, if directors and affiliates are acquiring and holding more shares, our share repurchase program may further concentrate our share ownership in our directors and affiliates.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
Cybersecurity is an important element of the Company’s overall enterprise risk management program. The Company has a multilayered system to assess, identify, and manage cybersecurity risks. The system is designed to help protect the Company’s information assets and operations from internal and external cyber threats. The system is used to understand and manage risks to help support business resiliency and to protect data subjects' information from unauthorized access or attack, as well as to secure the Company’s networks, systems, devices, products, and services. Cybersecurity is incorporated into the Company’s enterprise risk management program through membership within and regular reporting to the Enterprise Risk Committee.
The Company devotes significant resources to help protect and evolve the security of its computer systems, software, networks, and other technology assets, and the Company’s cybersecurity risk management program includes physical, administrative, and technical safeguards. The Company’s cybersecurity policies, standards, and procedures include data breach response plans, which are reviewed regularly. The Company annually assesses its cybersecurity program and safeguards against the National Institute of Standards of Technology Cybersecurity Framework (the “Framework”). The Company's cyber incident response plan is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes intended to triage, assess the severity of, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations.
The Company endeavors to continually refine its policies and practices to help protect its platform, adapt to changes in regulations, identify potential and emerging security risks, and develop mitigations for those risks. For example, the Company seeks to conduct incident simulations and assessments annually to help discover potential vulnerabilities, with the objective to improve decision-making and prioritize and promote the monitoring and reporting across compliance functions. As part of its overall risk mitigation strategy, the Company also maintains cyber insurance coverage.
The Company engages external parties, including consultants, computer security firms, and risk management and governance experts, as part of its cybersecurity program. For example, the Company’s independent assessor provides a periodic assessment of the Company’s risk posture to help identify threats as well as opportunities to enhance safeguards. Annually, the Company’s adherence to the Payment Card Industry Data Security Standard is assessed by an external party which includes one or more penetration tests of the Company’s applicable technological environment. The Company has engaged an independent security assessor to evaluate the Company’s cybersecurity program against the Framework. Additionally, the cybersecurity program is subject to regular assessment by internal audit and the Company's external auditors. The Company participates in the Retail & Hospitality Information Sharing and Analysis Center (“RH-ISAC”) where peer companies are engaged on industry trends and emerging threats, including those relating to cybersecurity.
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

Governance and Oversight
The Audit Committee of the Company’s Board of Directors maintains oversight over cybersecurity risk, in coordination with the full Board of Directors. The Board of Directors and the Audit Committee receive and provide feedback on quarterly updates from management regarding cybersecurity, including highlights of recent incidents throughout the industry and the emerging threat landscape, as well as the prompt notice of any cybersecurity threats or incidents with the potential to significantly impact the Company, including its financial condition, results of operations, and cash flows, and regular updates about incidents with a lesser impact. Cybersecurity updates are rotated quarterly between the Board of Directors and the Audit Committee. The reports generally focus on items such as risk reduction efforts, emerging and existing threats, training initiatives, the status of projects to strengthen cybersecurity, emerging security and privacy regulatory policies and regulations, cybersecurity technologies and best practices, cyber readiness, results of third-party assessments, mitigation efforts, and response plans.
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
We also lease office space in Scottsdale, Arizona, Minneapolis, Minnesota, and Omaha, Nebraska. The Company also maintains several international regional offices.
Management believes that the Company’s existing properties and property commitments are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms that are acceptable to the Company.
We discuss our limited hotel development and ownership program and strategy in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2024, our wholly-owned hotels consist of eight Cambria hotels (located in Bloomington, MN, Burbank, CA, Columbia, SC, Denver, CO, El Segundo, CA, Houston, TX, New Orleans, LA, and Pittsburgh, PA), an Everhome Suites hotel (located in Fayetteville, NC), a Radisson Blu hotel (located in Bloomington, MN), a Radisson RED hotel (located in Minneapolis, MN), and a Country Inn & Suites hotel (located in Bloomington, MN).
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
Item 4.Mine Safety Disclosures
None.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CHH." As of February 11, 2025, there were 841 holders of record of the Company’s common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2024. Refer to the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Resulted of Operations for more information.

Month Ending	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 31, 2024	—	$—	—	1,763,472
February 29, 2024	—	—	—	1,763,472
March 31, 2024 (2)	494,910	122.39	382,374	6,381,098
April 30, 2024	1,124,226	121.00	1,124,226	5,256,872
May 31, 2024	603,342	118.52	601,707	4,655,165
June 30, 2024	222,864	125.82	222,864	4,432,301
July 31, 2024	160,879	122.72	160,879	4,271,422
August 31, 2024	163,456	123.79	162,687	4,108,735
September 30, 2024	128,594	129.97	128,594	3,980,141
October 31, 2024	82,074	133.01	81,570	3,898,571
November 30, 2024	34,301	145.54	34,301	3,864,270
December 31, 2024	92,300	145.64	87,143	3,777,127
Total	3,106,946	$122.99	2,986,345	3,777,127
(1)During the year ended December 31, 2024, the Company redeemed 120,601 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
(2)On March 11, 2024, the Company's board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program.

STOCKHOLDER RETURN PERFORMANCE
The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P 500 Hotels, Resorts & Cruise Lines index, and the S&P 400 Consumer Discretionary index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

	12/31/19	6/30/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24
Choice Hotels International, Inc.	$100.00	$76.58	$103.59	$115.58	$151.95	$109.32	$110.78	$115.87	$112.53	$118.46	$142.00
NYSE Composite	$100.00	$86.64	$106.99	$123.24	$129.11	$110.32	$117.04	$123.96	$133.16	$144.09	$154.19
S&P 500 Hotels, Resorts & Cruise Lines	$100.00	$49.45	$74.12	$82.26	$88.83	$60.21	$67.29	$92.75	$111.92	$123.92	$147.93
S&P 400 Consumer Discretionary	$100.00	$94.02	$130.99	$163.95	$167.26	$119.07	$132.09	$148.05	$164.16	$170.99	$179.62
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.Reserved
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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 46 countries and territories. As of December 31, 2024, we had 7,586 hotels with 653,810 rooms open and operating, and 964 hotels with 97,325 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 12 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements, which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
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
Maximizing Financial Returns and Creating Value for Shareholders - Our capital allocation decisions, including our capital structure and the uses of capital, are intended to maximize our return on invested capital and create value for our shareholders. Since our business has not historically required significant reinvestment of capital, we typically utilize cash in ways that management believes provides the greatest returns to our shareholders, which include acquisitions, share repurchases, and dividends. Refer to the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our capital returns to shareholders.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the years ended December 31, 2024, 2023, and 2022, other revenues from franchised and managed properties exceeded other expenses from franchised and managed properties by $36.1 million, $1.8 million, and $49.7 million, respectively.
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

Operations Review
A summary of the financial results for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
(in thousands)	2024	2023
REVENUES
Royalty, licensing and management fees	$514,569	$513,412
Initial franchise fees	25,606	27,787
Platform and procurement services fees	75,752	75,114
Owned hotels	113,459	97,641
Other	61,803	46,051
Other revenues from franchised and managed properties	793,650	784,160
Total revenues	1,584,839	1,544,165
OPERATING EXPENSES
Selling, general and administrative	219,878	216,081
Business combination, diligence and transition costs	17,233	55,778
Depreciation and amortization	43,282	39,659
Owned hotels	83,148	71,474
Other expenses from franchised and managed properties	757,525	782,409
Total operating expenses	1,121,066	1,165,401
Impairment of long-lived assets	—	(3,736)
Operating income	463,773	375,028
OTHER EXPENSES AND INCOME, NET
Interest expense	87,131	63,780
Interest income	(8,646)	(7,764)
Loss (gain) on extinguishment of debt	331	(4,416)
Other loss (gain)	1,641	(10,649)
Equity in net gain of affiliates	(12,329)	(2,879)
Total other expenses and income, net	68,128	38,072
Income before income taxes	395,645	336,956
Income tax expense	95,980	78,449
Net income	$299,665	$258,507
Results of Operations
For the year ended December 31, 2024, the Company recognized income before income taxes of $395.6 million, which is a $58.7 million increase from the year ended December 31, 2023. The increase in income before income taxes was primarily due to an $88.7 million increase in operating income and a $9.5 million increase in the equity in net gain of affiliates, both of which were partially offset by a $23.4 million increase in interest expense, a $12.3 million decrease in other loss (gain), and a $4.7 million decrease in loss (gain) on extinguishment of debt.
Operating income increased $88.7 million primarily due to a $34.4 million increase in the net surplus generated from other revenues and other expenses from franchised and managed properties, a $15.8 million increase in other revenues, and a $38.5 million decrease in business combination, diligence and transition costs.
The primary reasons for these fluctuations are described in more detail below.
Royalty, Licensing and Management Fees
Domestic royalty fees decreased $3.4 million to $454.7 million for the year ended December 31, 2024 from $458.1 million for the year ended December 31, 2023. The decrease in domestic royalty fees was primarily due to a 1.2% domestic system-wide RevPAR decrease as a result of a 0.3% decrease in average daily rates and a 50 basis points decrease in occupancy, all of which were partially offset by a 3.0% increase in open and operating domestic hotel rooms and a system-wide 7 basis points increase in the effective royalty rate from 4.99% for the year ended December 31, 2023 to 5.06% for the year ended December 31, 2024.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	2024			2023			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$151.91	57.7%	$87.67	$151.19	56.6%	$85.65	0.5%	110	bps	2.4%
Midscale & Upper Midscale (2)	100.95	55.9%	56.45	101.12	56.8%	57.43	(0.2)%	(90)	bps	(1.7)%
Extended Stay (3)	64.13	71.2%	45.66	63.50	72.3%	45.88	1.0%	(110)	bps	(0.5)%
Economy (4)	72.18	47.1%	34.00	71.66	47.9%	34.36	0.7%	(80)	bps	(1.0)%
Total	$96.67	56.4%	$54.54	$96.92	56.9%	$55.19	(0.3)%	(50)	bps	(1.2)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

A summary of the domestic hotels and rooms by brand in our franchise system as of December 31, 2024 and 2023 was as follows:

	December 31, 2024		December 31, 2023		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort (1)	1,674	131,495	1,675	131,637	(1)	(0.1)%	(142)	(0.1)%
Quality Inn	1,627	118,725	1,620	119,153	7	0.4%	(428)	(0.4)%
Econo Lodge	642	37,528	675	39,805	(33)	(4.9)%	(2,277)	(5.7)%
Rodeway	447	24,948	470	26,309	(23)	(4.9)%	(1,361)	(5.2)%
Country	422	33,771	428	34,122	(6)	(1.4)%	(351)	(1.0)%
Sleep Inn	415	29,118	432	30,411	(17)	(3.9)%	(1,293)	(4.3)%
Ascend Hotel Collection	233	38,589	209	23,484	24	11.5%	15,105	64.3%
WoodSpring Suites	256	30,846	235	28,350	21	8.9%	2,496	8.8%
Clarion (2)	193	19,944	186	19,813	7	3.8%	131	0.7%
MainStay Suites	141	10,157	127	8,863	14	11.0%	1,294	14.6%
Suburban Studios	111	9,159	105	9,112	6	5.7%	47	0.5%
Cambria Hotels	76	10,344	74	10,239	2	2.7%	105	1.0%
Radisson (3)	57	13,390	64	15,206	(7)	(10.9)%	(1,816)	(11.9)%
Park Inn	27	2,926	4	363	23	575.0%	2,563	706.1%
Everhome Suites	7	799	1	98	6	600.0%	701	715.3%
Total Domestic Franchises	6,328	511,739	6,305	496,965	23	0.4%	14,774	3.0%
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(3)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
International royalty fees increased $0.9 million to $29.8 million for the year ended December 31, 2024 from $28.9 million for the year ended December 31, 2023. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 36 hotels (from 1,222 hotels as of December 31, 2023 to 1,258 hotels as of December 31, 2024) and 6,050 rooms (from 136,021 rooms as of December 31, 2023 to 142,071 rooms as of December 31, 2024), and an increase in international RevPAR.
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

Initial franchise fees revenue decreased $2.2 million to $25.6 million for the year ended December 31, 2024 from $27.8 million for the year ended December 31, 2023. The decrease was primarily due to a lower number of domestic franchise agreement terminations in the current year as compared to the prior year.
As of December 31, 2024, the Company had 964 hotels with 97,325 rooms in its pipeline. Approximately 88% of our pipeline is located in the United States and approximately 71% of the domestic pipeline is new construction. After the execution of a franchise agreement, new construction hotels typically average 18 to 36 months to open, while conversion hotels typically average three to six months to open.
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
Owned Hotels
The Company's revenues, net of operating expenses, from the owned hotels increased $4.1 million to $30.3 million for the year ended December 31, 2024 from $26.1 million for the year ended December 31, 2023. The increase was primarily due to the improved operating performance at our owned hotels and the addition of two owned hotels during the year ended December 31, 2024 as compared to the prior year.
Other Revenues
Other revenues increased $15.8 million to $61.8 million for the year ended December 31, 2024 from $46.1 million for the year ended December 31, 2023. The increase was primarily due to an increase in liquidated damages that resulted from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses, which includes the cost to operate the business, increased $3.8 million to $219.9 million for the year ended December 31, 2024 from $216.1 million for the year ended December 31, 2023. The increase in selling, general and administrative expenses reflects general increases to operate the franchising business.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $38.5 million to $17.2 million for the year ended December 31, 2024 from $55.8 million for the year ended December 31, 2023. The decrease was primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024 and substantial completion of the integration of the Radisson Hotels Americas business in the fourth quarter of 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $3.7 million to zero for the year ended December 31, 2024 from $3.7 million for the year ended December 31, 2023. The decrease was primarily related to a sublease agreement that was signed for the legacy Radisson corporate office space in Minneapolis, Minnesota. The long-lived asset group associated with the office space was determined to be impaired due to the carrying value exceeding its fair value, which resulted in the recognition of a $3.4 million impairment loss in 2023. The Company did not recognize any impairments of long-lived assets during the year ended December 31, 2024.
Interest Expense
Interest expense increased $23.4 million to $87.1 million for the year ended December 31, 2024 from $63.8 million for the year ended December 31, 2023. The increase in interest expense was due to increased borrowings and higher interest rates on the Company's outstanding borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Loss (Gain) on Extinguishment of Debt
Loss (gain) on extinguishment of debt decreased $4.7 million to a loss on extinguishment of debt of $0.3 million for the year ended December 31, 2024 from a gain on extinguishment of debt of $4.4 million for the year ended December 31, 2023. In 2024, the Company recognized a loss on extinguishment of debt due to the repayment of the 2023 Term Loan. In 2023, the Company derecognized certain economic development loans from the consolidated balance sheets due to satisfying the relevant performance conditions in the loan agreement, resulting in a gain on extinguishment of debt.

Other Loss (Gain)
Other loss (gain) decreased $12.3 million to other losses of $1.6 million for the year ended December 31, 2024 from other gains of $10.6 million for the year ended December 31, 2023. The decrease was primarily due to a net loss of $8.3 million on the sales of equity securities related to the pursuit of the Wyndham acquisition in 2024 and a $4.0 million unrealized gain on investments in equity securities in 2023, both of which were partially offset by dividend income of $1.5 million and a $0.6 million increase in the Company's deferred compensation and employee benefit plans assets based on increases in the fair value of the underlying investments.
Equity in Net Gain of Affiliates
Equity in net gain of affiliates increased $9.5 million to $12.3 million for the year ended December 31, 2024 from $2.9 million for the year ended December 31, 2023. The increase was primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain in 2024. Refer to Note 8 to our consolidated financial statements for additional information.
Income Tax Expense
The Company's effective income tax rates were 24.3% and 23.3% for the years ended December 31, 2024 and 2023, respectively. The effective income tax rates for the years ended December 31, 2024 and 2023 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, partially offset by federal income tax credits.
Refer to Choice Hotels International, Inc.'s 2023 10-K Annual Report, specifically the section "Comparison of 2023 and 2022 Operating Results" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the details regarding the changes between 2023 and 2022.
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
As of December 31, 2024, the Company's primary sources of liquidity consisted of $699.5 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of December 31, 2024, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $605.4 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of December 31, 2024. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of December 31, 2024, the

Company had 3.8 million shares remaining under the current share repurchase authorization. The 2024 annual dividend rate was $1.15 per share or approximately $55.5 million in aggregate dividend payments.
Cash Flows from Operating Activities
During the years ended December 31, 2024, 2023, and 2022, the net cash provided by operating activities was $319.4 million, $296.6 million, and $367.1 million, respectively. Our operating cash flows increased $22.8 million primarily due to the timing of working capital items and a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and the due diligence and transition costs related to the integration of the Radisson Hotels Americas business in 2023, all of which were partially offset by an increase in franchise agreement acquisition cost payments, an increase in borrowing costs, and an increase in deferred income taxes.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the years ended December 31, 2024, 2023, and 2022, the Company's net franchise agreement acquisition costs were $112.2 million, $98.3 million, and $54.5 million, respectively.
The Company's franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in other revenues from franchised and managed properties and other expenses from franchised and managed properties. During the years ended December 31, 2024, 2023, and 2022, the activity from other revenues from franchised and managed properties exceeded the activity of other expenses from franchised and managed properties by $36.1 million, $1.8 million, and $49.7 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $84.6 million, $265.6 million, and $442.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024, 2023, and 2022, investments in owned hotel properties totaled $106.8 million, $68.6 million, and $65.8 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the years ended December 31, 2024, 2023, and 2022, investments in other property and equipment totaled $39.1 million, $47.7 million, and $24.1 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the years ended December 31, 2024, 2023, and 2022, the Company invested $52.8 million, $38.9 million, and $3.1 million, respectively, to support these efforts. In addition, during the years ended December 31, 2024 and 2023, the Company received distributions from these affiliates totaling $15.9 million and $0.9 million, respectively. The Company received no distributions from affiliates during the year ended December 31, 2022.
During the year ended December 31, 2024, the Company received proceeds of $108.1 million from the sales of equity securities. There were no purchases of equity securities during the year ended December 31, 2024. During the year ended December 31, 2023, the Company purchased $112.4 million of equity securities in conjunction with the Wyndham acquisition pursuit and there were no sales of equity securities. There were no purchases or sales of equity securities during the year ended December 31, 2022.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2024, 2023, and 2022, the Company issued a total of $38.0 million, $4.3 million, and $5.6 million of notes receivable loans, respectively, and received repayments totaling $32.1 million, $10.9 million, and $1.0 million on the notes receivable loans, respectively.

The Company did not sell any businesses or assets during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized net proceeds of $166.6 million from the sale of three Cambria hotels, one parcel of land, and a sale and conversion of an international direct franchising market to a master franchising market.
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
During the year ended December 31, 2022, the Company recognized contract termination fee revenue of $22.7 million that resulted from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consisted of $67.4 million in consideration received, less the $44.7 million in carrying basis of intangible assets that were initially recognized on the date of the WoodSpring acquisition.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of December 31, 2024, the Company maintained a total leverage ratio of 2.76x, including outstanding debt of approximately $336 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
2024 Senior Unsecured Notes Due 2034
On July 2, 2024, the Company issued unsecured senior notes with a principal amount of $600 million (the "2024 Senior Notes”) at a discount of $6.4 million, bearing a coupon of 5.85%, with an effective rate of 6.11%, and mature on August 1, 2034. Interest on the 2024 Senior Notes is payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2025. The interest rate payable on the 2024 Senior Notes will be subject to adjustment based on certain rating events.
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
2023 Term Loan Due 2024
On December 18, 2023, the Company entered into a $500 million unsecured term loan with an effective interest rate of 6.83% and a maturity date of December 16, 2024 (the "2023 Term Loan"). The 2023 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date.
The term loan agreement required that the Company comply with various covenants, including restrictions on liens, incurring indebtedness, making dividends, stock repurchases, investments, and completing mergers and/or asset sales. The term loan agreement had financial covenants which required the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0, and a total leverage ratio of not more than 4.5 to 1.0 which may have been increased to 5.5 to 1.0 for up to three consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. As long as the Company maintained an Investment Grade Rating, as defined in the term loan agreement, then the Company would not need to comply with the consolidated fixed charge coverage ratio covenant. The Company was in compliance with all covenants upon the repayment in full of the 2023 Term Loan.
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
2012 Senior Unsecured Notes Due 2022
On June 27, 2012, the Company issued unsecured senior notes with a principal amount of $400 million (the "2012 Senior Notes") at par, bearing a coupon of 5.75% with an effective rate of 6.00%. The Company utilized the net proceeds from this offering, after deducting underwriting discounts, commissions, and other offering expenses, together with borrowings under the Company's senior unsecured senior credit facility, to pay a special cash dividend to shareholders that totaled approximately $600.7 million on August 23, 2012.
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
Repayment of the advances was contingent upon the Company achieving certain performance conditions. The performance conditions were measured annually on December 31st and primarily related to maintaining certain levels of employment within the various jurisdictions. If the Company failed to meet an annual performance condition, then the Company may have been required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Upon the expiration of the Company's previous ten-year corporate headquarters lease agreement in 2023, any outstanding advances would be forgiven in full. The $4.4 million of advances were previously recognized as in debt in the consolidated balance sheets.

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
In March 2023, the Company's board of directors approved a 21% increase in the quarterly cash dividend to $0.2875 per share, which is the per share dividend amount that was utilized in each of the dividends that were declared in 2023 and 2024. During the year ended December 31, 2024, the Company declared aggregate annual cash dividends of $1.15 per share or approximately $55.5 million in aggregate dividend payments.
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
On March 11, 2024, the Company's board of directors approved an increase of 5.0 million shares in the number of shares authorized to be purchased under its share repurchase program.
During the year ended December 31, 2024, the Company repurchased 3.0 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $369.7 million. In total, the Company has repurchased 61.3 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.6 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 94.3 million shares at an average price of $27.98 per share. As of December 31, 2024, the Company had 3.8 million shares remaining under the current share repurchase authorization.
During the year ended December 31, 2024, the Company redeemed 0.1 million shares of common stock at a total cost of $12.4 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of performance vested restricted stock units ("PVRSUs") and restricted stock grants. These redemptions were outside the share repurchase program. During the year ended December 31, 2024, the Company received proceeds of $17.5 million from stock options exercised by employees.
The following table summarizes the material contractual obligations (excluding the previously addressed debt obligations, the financing, investment, guaranty, and franchise agreement acquisition cost commitments to franchisees, and the deferred compensation plan liabilities) as of December 31, 2024:

	Payments due by period
(in thousands)	Total	Less than 1 year	Greater than 1 year
Purchase obligations	$112,222	$66,542	$45,680
Total contractual obligations	$112,222	$66,542	$45,680

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
Guest Loyalty Program
Choice Privileges is the Company’s guest loyalty program, which enables members to earn points based on their spending levels with the Company’s franchisees. The points, which the Company accumulates and tracks on the members’ behalf, may be redeemed for free accommodations or other benefits (e.g., gift cards to participating retailers). The Company collects from franchisees a percentage of the loyalty program members’ gross room revenue from completed hotel stays to operate the guest loyalty program. At the time the points are redeemed for free accommodations or other benefits, the Company reimburses the franchisees or third parties based on a rate derived in accordance with the franchise or vendor agreement.
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
The Company did not identify any indicators of impairment of long-lived assets in the Hotel Franchising reporting unit during the years ended December 31, 2024, 2023, and 2022, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangible assets primarily resulting from the termination of franchise agreements from the Choice system or significant delinquencies in construction or invoice payments.
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
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2024, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed a qualitative impairment analysis for the Hotel Franchising reporting unit and concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recognized and a quantitative test was not required.
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
Due to the changes resulting from the 2017 Tax Cuts and Jobs Act, the Company modified its foreign dividend policy to limit any future foreign distributions to income which has been previously subject to US taxation. Nonetheless, the Company will continue to assert that any other outside basis difference of the foreign subsidiaries will be permanently (or indefinitely) reinvested outside of the U.S. Consequently, the Company did not record any additional deferred taxes for this item in 2024.
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
The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" ("GILTI") earned by certain foreign subsidiaries. The Company's policy is to recognize the tax expense on GILTI as an expense in the period that the tax is incurred. The Company has incurred tax on GILTI for the year ended December 31, 2024.
New Accounting Standards
Refer to the "Recently Adopted & Issued Accounting Standards" section of Note 1 to the consolidated financial statements for information related to our adoption and assessment of new accounting standards.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $49.3 million as of December 31, 2024 and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of December 31, 2024, the Company had $340.0 million of variable interest rate debt instruments outstanding at an effective interest rate of 6.10%. A hypothetical change of 10% in the Company’s effective interest rate from the December 31, 2024 levels would increase or decrease annual interest expense by $2.1 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not currently have any derivative financial instruments.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $123.2 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $129.6 million and $110.4 million, respectively, as of December 31, 2024, associated with the Choice Privileges Loyalty Program.

As discussed in Note 1 to the consolidated financial statements, loyalty points earned represent a performance obligation attributable to usage of the points, and thus revenues are recognized at the point in time when the loyalty points are redeemed by members for benefits. The liability for the Choice Privileges Loyalty Program is developed based on an estimate of the eventual redemption rates on future redemption behavior using various actuarial methods and point values. The amount of the Choice Privileges Loyalty Program fees in excess of the point liability represents deferred revenue, which is recognized to revenue as points are redeemed including an estimate of future forfeitures.

Auditing the Choice Privileges Loyalty Program results is complex due to: (1) the complexity of the models used and the high volume of data to monitor and account for Choice Privileges Loyalty Program results; and (2) the complexity of estimating the future redemption rate. Performing audit procedures to evaluate the reasonableness of these estimates requires a high degree of auditor judgment and an increased extent of effort, which includes the use of actuarial specialists.

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

To test the recognition of revenues and liabilities associated with the Choice Privileges Loyalty Program, we performed audit procedures that included, among others, testing the completeness and accuracy of the data and significant assumptions used in the models and assessing the accounting models developed by the Company to recognize the related revenue and the liabilities. For example, we tested significant inputs into the accounting models, including the amounts received and paid by the Choice Privileges Loyalty Program as well as the recognition of points earned and redeemed during the period. With the assistance of our actuarial specialists, we evaluated management’s methodologies as well as the actuarial assumptions used in estimating the Choice Privileges Loyalty Program expected redemption rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
February 20, 2025

CONSOLIDATED FINANCIAL STATEMENTS
CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Royalty, licensing and management fees	$514,569	$513,412	$471,759
Initial franchise fees	25,606	27,787	28,074
Platform and procurement services fees	75,752	75,114	63,800
Owned hotels	113,459	97,641	70,826
Other	61,803	46,051	64,740
Other revenues from franchised and managed properties	793,650	784,160	702,750
Total revenues	1,584,839	1,544,165	1,401,949
OPERATING EXPENSES
Selling, general and administrative	219,878	216,081	167,697
Business combination, diligence and transition costs	17,233	55,778	39,578
Depreciation and amortization	43,282	39,659	30,425
Owned hotels	83,148	71,474	48,837
Other expenses from franchised and managed properties	757,525	782,409	653,060
Total operating expenses	1,121,066	1,165,401	939,597
Impairment of long-lived assets	—	(3,736)	—
Gain on sale of business and assets, net	—	—	16,249
Operating income	463,773	375,028	478,601
OTHER EXPENSES AND INCOME, NET
Interest expense	87,131	63,780	43,797
Interest income	(8,646)	(7,764)	(7,288)
Loss (gain) on extinguishment of debt	331	(4,416)	—
Other loss (gain)	1,641	(10,649)	7,018
Equity in net gain of affiliates	(12,329)	(2,879)	(1,732)
Total other expenses and income, net	68,128	38,072	41,795
Income before income taxes	395,645	336,956	436,806
Income tax expense	95,980	78,449	104,654
Net income	$299,665	$258,507	$332,152

Basic earnings per share	$6.26	$5.11	$6.05
Diluted earnings per share	$6.20	$5.07	$5.99

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
Net income	$299,665	$258,507	$332,152
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(522)	(460)	(637)
Other comprehensive loss, net of tax:	(522)	(460)	(637)
Comprehensive income	$299,143	$258,047	$331,515

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$40,177	$26,754
Accounts receivables (net of allowance for credit losses of $45,610 and $39,265, respectively)	176,672	195,896
Income taxes receivable	5,419	14,283
Notes receivable (net of allowance for credit losses of $5,805 and $3,035, respectively)	75,501	20,766
Prepaid expenses and other current assets	41,317	38,831
Total current assets	339,086	296,530
Property and equipment, net	604,345	493,478
Operating lease right-of-use assets	83,451	85,101
Goodwill	220,187	220,187
Intangible assets, net	884,013	811,075
Notes receivable (net of allowance for credit losses of $1,526 and $5,581, respectively)	32,682	78,900
Investments in equity securities, at fair value	—	116,374
Investments for employee benefit plans, at fair value	47,603	39,751
Investments in affiliates	117,016	70,579
Deferred income taxes	108,308	89,535
Other assets	93,836	93,289
Total assets	$2,530,527	$2,394,799
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$134,865	$131,284
Accrued expenses and other current liabilities	136,729	109,248
Deferred revenue	102,114	108,316
Liability for guest loyalty program	89,013	94,574
Current portion of long-term debt	—	499,268
Total current liabilities	462,721	942,690
Long-term debt	1,768,526	1,068,751
Long-term deferred revenue	132,259	133,501
Deferred compensation and retirement plan obligations	53,316	45,657
Income taxes payable	—	8,601
Operating lease liabilities	113,255	109,483
Liability for guest loyalty program	40,607	43,266
Other liabilities	5,114	7,252
Total liabilities	2,575,798	2,359,201
Commitments and contingencies (Note 23)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2024 and December 31, 2023; 46,856,567 and 49,526,245 shares outstanding at December 31, 2024 and December 31, 2023, respectively	951	951
Additional paid-in-capital	370,201	330,750
Accumulated other comprehensive loss	(6,193)	(5,671)
Treasury stock, at cost; 48,209,071 and 45,539,393 shares at December 31, 2024 and December 31, 2023, respectively	(2,411,527)	(2,046,791)
Retained earnings	2,001,297	1,756,359
Total shareholders’ (deficit) equity	(45,271)	35,598
Total liabilities and shareholders’ (deficit) equity	$2,530,527	$2,394,799

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299,665	$258,507	$332,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,282	39,659	30,425
Depreciation and amortization - other expenses from franchised and managed properties	27,578	36,076	33,488
Franchise agreement acquisition cost amortization	28,702	20,024	15,666
Loss (gain) on extinguishment of debt	331	(4,416)	—
Impairment of long-lived assets	—	3,736	—
Gain on sale of business and assets, net	—	—	(16,251)
Non-cash share-based compensation and other charges	43,250	46,809	42,974
Non-cash interest, investments, and affiliate (income) loss, net	(7,282)	(8,747)	7,365
Deferred income taxes	(19,028)	(1,336)	(19,642)
Equity in net (gain) loss of affiliates, less distributions received	(2,327)	(1,570)	489
Franchise agreement acquisition costs, net of reimbursements	(112,164)	(98,316)	(54,527)
Change in working capital and other	17,396	6,128	(5,078)
Net cash provided by operating activities	319,403	296,554	367,061
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(39,102)	(47,717)	(24,140)
Investments in owned hotel properties	(106,750)	(68,560)	(65,814)
Contributions to investments in affiliates	(52,768)	(38,930)	(3,148)
Issuances of notes receivable	(37,994)	(4,323)	(5,647)
Purchases of equity securities	—	(112,420)	—
Business acquisition, net of cash acquired	—	—	(550,431)
Distributions from sales of affiliates	15,850	868	—
Collections of notes receivable	32,100	10,852	975
Proceeds from sales of equity securities	108,149	—	—
Proceeds from the sale of assets and business	—	—	166,568
Proceeds from the termination of intangible assets	—	—	44,711
Other items, net	(4,056)	(5,396)	(5,504)
Net cash used in investing activities	(84,571)	(265,626)	(442,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) pursuant to revolving credit facilities	111,500	(131,500)	360,000
Proceeds from the issuance of long-term debt	593,574	500,000	—
Repayment of long-term debt	(500,000)	—	(216,571)
Payments to extinguish acquired debt	—	—	(55,975)
Proceeds from acquired derivative	—	—	1,943
Debt issuance costs	(8,069)	(1,553)	(44)
Purchases of treasury stock	(380,743)	(362,772)	(434,767)
Dividends paid	(55,497)	(56,457)	(52,545)
Proceeds from the exercise of stock options	17,525	6,345	3,809
Net cash used in financing activities	(221,710)	(45,937)	(394,150)
Net change in cash and cash equivalents	13,122	(15,009)	(469,519)
Effect of foreign exchange rate changes on cash and cash equivalents	301	197	(520)
Cash and cash equivalents, beginning of period	26,754	41,566	511,605
Cash and cash equivalents, end of period	$40,177	$26,754	$41,566

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash payments during the year for
Income taxes, net of refunds	$108,173	$94,342	$115,972
Interest, net of capitalized interest	$67,176	$60,773	$46,908
Non-cash investing and financing activities
Dividends declared but not paid	$13,471	$14,902	$13,136
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$23,284	$10,291	$5,383
Asset acquisition from extinguishment of note receivable	$—	$—	$20,446

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2021	55,609,226	$951	$259,317	$(4,574)	$(1,265,032)	$1,275,220	$265,882
Net income	—	—	—	—	—	332,152	332,152
Other comprehensive loss, net of tax	—	—	—	(637)	—	—	(637)
Share-based payment activity (1)	294,095	—	38,736	—	4,941	—	43,677
Dividends declared ($0.95 per share)	—	—	—	—	—	(51,648)	(51,648)
Treasury purchases	(3,702,418)	—	—	—	(434,766)	—	(434,766)
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	258,507	258,507
Other comprehensive loss, net of tax	—	—	—	(460)	—	—	(460)
Share-based payment activity (1)	366,121	—	32,697	—	13,889	—	46,586
Dividends declared ($1.15 per share)	—	—	—	—	—	(57,872)	(57,872)
Treasury purchases (2)	(3,040,779)	—	—	—	(365,823)	—	(365,823)
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	299,665	299,665
Other comprehensive loss, net of tax	—	—	—	(522)	—	—	(522)
Share-based payment activity (1)	437,268	—	39,451	—	13,659	—	53,110
Dividends declared ($1.15 per share)	—	—	—	—	—	(54,727)	(54,727)
Treasury purchases (2)	(3,106,946)	—	—	—	(378,395)	—	(378,395)
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their PVRSUs, which are presented in Share-based payment activity.
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
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with the current year presentation. Business combination, diligence and transition costs, which were previously presented in selling, general and administrative expenses, are now presented within a standalone financial statement line item in the consolidated statements of income. The reclassification had no effect on the Company’s previously reported operating income or net income. Investments in owned hotel properties and investments in other property and equipment, which were previously presented in investments in property and equipment, are now presented within standalone financial statement line items in the consolidated statements of cash flows. The reclassification had no effect on the Company's previously reported net cash used in investing activities or the net change in cash and cash equivalents. Purchases of investments for employee benefit plans, investments in intangible assets, asset acquisitions, net of cash paid, and proceeds from sales of investments for employee benefit plans, which were previously presented in standalone financial statement line items, are now presented within other items, net in the consolidated statements of cash flows. The reclassification had no effect on the Company's previously reported net cash used in investing activities or the net change in cash and cash equivalents.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the years ended December 31, 2024, 2023, and 2022, the loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $123.2 million, $93.1 million, and $109.3 million, respectively. The transaction price is variable and determined in the period when the loyalty points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty points are issued.
The Company is an agent in coordinating the delivery of the services between the loyalty program member and the franchisee or third party, and as a result, the revenues are recognized net of the cost of redemptions. The estimated value of the future redemptions is reflected in the current and non-current liability for guest loyalty program in the consolidated balance sheets. The liability for the guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to the outstanding points, which is relieved as the redemption costs are processed. The amount of the loyalty program fees in excess of the guest loyalty program point liability represents current and non-current deferred revenue, which is recognized to revenue as the points are redeemed including an estimate of the future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for the current and non-current designation of each liability. As of December 31, 2024, the current and non-current deferred revenue balances were $75.8 million and $34.6 million, respectively. The loyalty points are typically redeemed within three years of issuance. The loyalty program point redemption revenues are recognized within other revenues from franchised and managed properties in the consolidated statements of income.
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
Other
The Company is a party to other non-franchising agreements that generate revenue, which are primarily software as a service ("SaaS") arrangements for non-franchised hoteliers, and is presented as other revenue in the consolidated statements of income. SaaS agreements typically include fixed consideration for installment and other initiation fees that are paid at the beginning of the contract, and variable consideration for recurring subscription revenue that is typically paid on a monthly basis. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. The fixed consideration is allocated and recognized ratably to each period over the term of the agreement. The variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Managed Hotels
The Company manages 13 hotels (inclusive of four owned hotels). The management agreements provide for the use of the Company's marks and hotel management services, which include providing day-to-day management services in the operation of the hotels for the hotel owners. The fees generated from the management agreements are recognized to revenue over time as the hotel owners pay for access to these services for the duration of the management agreement, and include base and incentive management fees. Base management fees are generally based on a percentage of the hotel's monthly gross revenue and are invoiced and collected monthly. Incentive management fees are generally based on a percentage of the hotel's operating profits and are invoiced on an annual basis. Base and incentive management fee revenues are recognized within royalty, licensing and management fees in the consolidated statements of income. Refer to Note 23 for more information on the management agreement guarantees.
The Company's management agreements include amounts that are contractually reimbursed to the Company by the hotel owners, either directly or indirectly, relating to certain costs and expenses that are paid by the Company in support of the operations of these hotel properties. The reimbursements include payroll costs and certain other operating costs of the managed properties' operations, which are reimbursed to the Company by the hotel owners as the expenses are incurred. The revenue related to these direct reimbursements is recognized based on the amount of the expenses incurred by the Company, which are recognized as other expenses from franchised and managed properties in the consolidated statements of income. The hotel owner typically reimburses the Company on a monthly basis, which results in no net effect to operating income or net income. The revenues related to marketing and reservations are recognized over time and are intended to reimburse the Company, indirectly, for the expenses incurred in performing the marketing and reservation services. These managed revenues are presented within other revenues from franchised and managed properties in the consolidated statements of income.
Owned Hotels
The Company owned 12 hotels and 10 hotels as of December 31, 2024 and 2023, respectively, from which the Company generates revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return, the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and the services are rendered.
Other ancillary goods and services at the owned hotels are purchased independently of the hotel stay at the standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals, and parking fees. The hotel room night and other ancillary good and services revenues are recognized within owned hotels revenue in the consolidated statements of income.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was $194.6 million, $195.2 million, and $170.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company presents advertising costs primarily in other expenses from franchised and managed properties in the consolidated statements of income.
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
Capitalization Policies
Property and equipment are generally recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Major renovations and replacements incurred during construction are capitalized. The costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. The capitalized software licenses pertaining to cloud computing arrangements are amortized using the straight-line method over the shorter of the cloud computing arrangement term or the estimated useful lives of the software. The Company capitalizes the interest incurred during the construction and development of property and equipment, including software. The total interest capitalized as a cost of property and equipment was $9.4 million and $5.8 million during the years ended December 31, 2024 and 2023, respectively.
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
The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2024, 2023, and 2022, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangible assets, which are recognized within selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income. Refer to Note 2 for additional information.
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
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2024, the Company's goodwill is allocated solely to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. The determination of whether a variable interest is a VIE includes both quantitative and qualitative considerations. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed to be the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impacts the entity's economic performance and who has an obligation to absorb the losses of the entity or a right to receive the benefits from the entity that could potentially be significant. The Company consolidates those entities in which it is determined to be the primary beneficiary. As of December 31, 2024, the Company is not the primary beneficiary of any VIE. The Company's qualitative analysis is based on its review of the design of the entity, the organizational structure including its decision-making ability, and the relevant development, operating management, and financial agreements.

The investments in unconsolidated affiliates where the Company is not deemed to be the primary beneficiary but where the Company exercises significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting.
Investments in Affiliates
The Company evaluates an investment in an affiliate for impairment when circumstances indicate that the carrying value may not be recoverable, such as a loan default, significant under-performance relative to historical or projected operating performance, and/or significant negative industry, market, or economic trends. When there is an indication that a loss in value has occurred, the Company evaluates the carrying value compared to the estimated fair value of the investment. The fair value is based upon internally-developed discounted cash flow models, third-party appraisals, or current estimated net sales proceeds from pending offers. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three in the fair value measurement hierarchy, as the Company utilizes unobservable inputs which are significant to the overall fair value. If the estimated fair value is less than the carrying value, then management uses its judgment to determine if the decline in value is other-than-temporary. In determining this, the Company considers factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition, near-term financial projections, the Company's intent and ability to recover the lost value, and current economic conditions. For declines in value that are deemed to be other-than-temporary, then the impairment charge is recognized to earnings. The Company did not recognize any impairment charges on its investments in affiliates during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized impairment charges of $0.2 million related to multiple investments in affiliates that are accounted for under the equity method of accounting. The impairment charges were recognized within equity in net gain of affiliates in the consolidated statements of income. Refer to Note 8 for additional information.
Investments in Equity Securities
The Company's investments in equity securities are recognized at fair value in the consolidated balance sheets, and the unrealized gains and losses on the investments in equity securities are recognized as other loss (gain) in the consolidated statements of income. Refer to Note 14 for additional information on the fair value measurements of the equity securities. The realized gains and losses on the investments in equity securities are recognized upon the disposition of the equity securities using the specific identification method as other loss (gain) in the consolidated statements of income.
Foreign Operations
The United States dollar is the functional currency of the consolidated entities operating in the United States. The functional currency for the consolidated entities operating outside of the United States is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of the consolidated entities whose functional currency is not the United States dollar into United States dollars. The Company translates the assets and liabilities at the exchange rate in effect as of the financial statement date, and translates income statement accounts using the approximate weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ (deficit) equity. The Company presents foreign currency transaction gains and losses, and the effect of inter-company transactions of a short-term or trading nature, within other loss (gain) in the consolidated statements of income. For the years ended December 31, 2024 and 2023, the foreign currency transaction gains were $2.1 million and $0.5 million, respectively. For the year ended December 31, 2022, the foreign currency transaction losses were $1.0 million.
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
Stock Options - The Company recognizes compensation expense related to the fair value of these awards on a straight-line basis over the requisite service period for the share-based awards that ultimately vest. The fair value of the stock options is estimated on the grant date using the Black-Scholes options-pricing model.

Restricted Stock Units ("RSUs") - The Company recognizes compensation expense related to the fair value of the restricted stock awards on a straight-line basis over the requisite service period for the restricted stock awards that ultimately vest. The fair value of the grants is measured by the market price of the Company’s common stock on the date of grant. The restricted stock awards generally vest ratably over the service period beginning on the first anniversary of the grant date. The restricted stock awards granted to retirement eligible non-employee directors are recognized over the shorter of the requisite service period or the length of time until retirement since the terms of the grant provide that awards will vest upon retirement.
Performance Vested Restricted Stock Units ("PVRSUs") - The Company has granted PVRSUs to certain employees. The Company grants three types of PVRSU awards: i) PVRSUs with performance conditions based on internal performance metrics, ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and iii) PVRSUs with both performance and market conditions. The vesting of the PVRSU awards is contingent upon the Company achieving the internal performance and/or TSR targets over a specified period and the employees' continued employment over the service period. The performance and market conditions affect the number of shares that will ultimately vest.
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
Over the life of the share-based award grant, the Company's estimate of the share-based compensation expense for the share-based awards with performance and/or service requirements will be adjusted so that compensation expense is recognized only for the share-based awards that will ultimately vest. The expected forfeiture rate is calculated based on the number of shares that have historically been forfeited due to termination within one year of the grant date.

Leases
The Company determines if an arrangement is a lease, and the classification as either an operating lease or a financing lease, at lease inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in our consolidated balance sheets. As of December 31, 2024 and 2023, the Company did not have any leases classified as a financing lease.
On the commencement date, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The operating lease right-of-use assets are further offset by prepaid rent, lease incentives, and initial direct costs incurred. When a lease agreement does not provide an implicit rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date in determining the present value of the future minimum lease payments.
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
The Company has made an election to not separate the lease and the non-lease components for all classes of underlying assets in which it is the lessee. In addition, the Company has made an election to not recognize short-term leases with an initial term of 12 months or less in the consolidated balance sheets. These short-term leases are expensed on a straight-line basis over the lease term.

Recently Adopted & Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss on both an annual and an interim basis. ASU 2023-07 is effective for the annual reporting period beginning after December 15, 2023 and the interim periods within the annual reporting period beginning after December 15, 2024. The Company adopted ASU 2023-07 on a retrospective basis effective December 31, 2024. The adoption of this standard did not have an impact on the Company's consolidated financial statements, but it did require enhanced segment disclosures in the notes to the consolidated financial statements. Refer to Note 20 for more information.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide detailed disclosure of the income statement expenses in the footnotes to the consolidated financial statements. ASU 2024-03 does not require any changes to the expense captions on the face of the consolidated income statement. ASU 2024-03 is effective for the annual reporting period beginning after December 15, 2026 and for the interim periods within the annual reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2024-03 will have on the Company's consolidated financial statements.
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
The following table summarizes the significant changes in the contract liabilities balances during the year ended December 31, 2024:

(in thousands)
Balance as of December 31, 2023	$209,895
Increases to the contract liability balance due to cash received	126,055
Revenue recognized in the period	(119,253)
Balance as of December 31, 2024	$216,697
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $216.7 million as of December 31, 2024. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
Based on the practical expedient elections permitted by ASU 2014-09, Revenue From Contracts with Customers (Topic 606) and subsequent amendments ("Topic 606"), the Company does not disclose the value of unsatisfied performance obligations for (i) variable consideration subject to the sales or usage-based royalty constraint or comprising a component of a series (including franchise, partnership, qualified vendor, and SaaS agreements), (ii) variable consideration for which the Company recognizes revenue at the amount to which it has the right to invoice for the services performed, or (iii) contracts with an expected original duration of one year or less.

Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. The capitalized franchise sales commissions are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby the remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. As of December 31, 2024 and 2023, the capitalized franchise sales commissions were $59.5 million and $58.6 million, respectively, which are recognized within other assets in the consolidated balance sheets. For the years ended December 31, 2024, 2023, and 2022, amortization expense and impairment charges were $10.2 million, $13.1 million, and $13.0 million, respectively, which are recognized in selling, general and administrative expenses in the consolidated statements of income.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition costs”). These payments are recognized as an adjustment to the transaction price and capitalized as an intangible asset in the consolidated balance sheets. The franchise agreement acquisition cost intangible assets are amortized on a straight-line basis over the estimated benefit period of the arrangement as a reduction to royalty, licensing and management fees and other revenues from franchised and managed properties in the consolidated statements of income. For the year ended December 31, 2024, the net recoveries from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, was $0.4 million which is recognized in selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income. For the years ended December 31, 2023 and 2022, the net impairments from adverse franchise agreement activity, including terminations and significant delinquencies in construction or invoice payments, were $7.3 million and $2.5 million, respectively, which are recognized in selling, general and administrative expenses and other expenses from franchised and managed properties in the consolidated statements of income.
Other Revenues
During the year ended December 31, 2022, other revenues included contract termination fee revenue of $22.7 million from the exit of 110 WoodSpring units in September 2022. The contract termination fee revenue consisted of $67.4 million in consideration received, less the $44.7 million in intangible assets that were initially recognized on the date of the WoodSpring acquisition.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Prepaid expenses	$36,591	$34,669
Other current assets	4,726	4,162
Total prepaid expenses and other current assets	$41,317	$38,831

4. Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

	December 31,
(in thousands)	2024	2023
Senior	$94,963	$85,919
Subordinated	15,433	17,004
Unsecured	5,118	5,359
Total notes receivable	115,514	108,282
Less: allowance for credit losses	7,331	8,616
Total notes receivable, net of allowance for credit losses	$108,183	$99,666
Current portion, net of allowance for credit losses	$75,501	$20,766
Long-term portion, net of allowance for credit losses	$32,682	$78,900
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2024	2023	2022	2021	2020	Prior	Total
Senior	$38,205	$—	$—	$—	$—	$56,758	$94,963
Subordinated	—	3,499	—	—	—	11,934	15,433
Unsecured	113	—	69	1,145	761	3,030	5,118
Total notes receivable	$38,318	$3,499	$69	$1,145	$761	$71,722	$115,514
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

	December 31,
(in thousands)	2024	2023
Beginning balance	$8,616	$10,172
(Reversal) provision for credit losses	(609)	763
Recoveries	(676)	(2,319)
Ending balance	$7,331	$8,616
During the years ended December 31, 2024 and 2023, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
As of December 31, 2024 and December 31, 2023, one note receivable loan with a senior credit quality indicator met the definition of collateral-dependent and is collateralized by the membership interests in the borrowing entities and the associated land parcel. The Company used a market approach that uses quoted market prices to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loan was $2.2 million as of December 31, 2024 and 2023.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1-30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2024
Senior	$—	$—	$15,200	$15,200	$79,763	$94,963
Subordinated	—	—	2,264	2,264	13,169	15,433
Unsecured	—	—	784	784	4,334	5,118
	$—	$—	$18,248	$18,248	$97,266	$115,514
As of December 31, 2023
Senior	$—	$—	$15,200	$15,200	$70,719	$85,919
Subordinated	—	2,936	—	2,936	14,068	17,004
Unsecured	—	—	400	400	4,959	5,359
	$—	$2,936	$15,600	$18,536	$89,746	$108,282
The amortized cost basis of the notes receivable in a non-accrual status was $17.5 million and $15.9 million as of December 31, 2024 and 2023, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $103.1 million and $95.1 million as of December 31, 2024 and 2023, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For the collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 23.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the year ended December 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $11.0 million in selling, general and administrative expenses, and $9.7 million in other expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2023, the Company recognized provisions for credit losses on accounts receivable of $7.5 million in selling, general and administrative expenses, and $9.0 million in other expenses from franchised and managed properties, in the consolidated statements of income. For the years ended December 31, 2024 and 2023, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $14.4 million and $0.6 million, respectively.
5. Property and Equipment
The components of property and equipment were the following:

	December 31,
(in thousands)	2024	2023
Land and land improvements	$51,045	$44,978
Construction in progress and software under development	151,756	98,310
Computer equipment and software	105,196	261,287
Buildings and leasehold improvements	354,689	305,485
Furniture, fixtures, vehicles and equipment	67,562	63,917
Property and equipment	730,248	773,977
Less: Accumulated depreciation and amortization	(125,903)	(280,499)
Property and equipment, net	$604,345	$493,478
For the years ended December 31, 2024, 2023, and 2022, the Company recognized depreciation and amortization expense of $23.0 million, $20.9 million, and $14.5 million, respectively, in depreciation and amortization in the consolidated statements of income. Additionally, for the years ended December 31, 2024, 2023, and 2022, the Company recognized depreciation and amortization expense of $25.6 million, $32.2 million, and $29.4 million, respectively, in other expenses from franchised and managed properties in the consolidated statements of income.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization of capitalized software development costs of $22.8 million, $30.3 million, and $26.6 million, respectively, which are included in the total depreciation and amortization expense amounts that are disclosed in the paragraph above. As of December 31, 2024 and 2023, unamortized capitalized software development costs were $65.3 million and $50.3 million, respectively.
6. Goodwill, Impairment of Assets, and Sale of Business and Assets
Goodwill
The following table summarizes the carrying amount of the Company's goodwill:

	December 31,
(in thousands)	2024	2023
Goodwill	$227,765	$226,231
Goodwill arising from the Radisson Hotels Americas acquisition	—	1,534
Total goodwill, gross carrying amount	227,765	227,765
Accumulated impairment losses	(7,578)	(7,578)
Goodwill, net carrying amount	$220,187	$220,187
As of December 31, 2024 and 2023, goodwill is entirely attributable to the Hotel Franchising reporting unit. The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising & Management reportable segment in Note 20.
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

7. Intangible Assets
The components of the Company's intangible assets were the following:

	As of December 31, 2024			As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights (1)	$278,956	$67,620	$211,336	$354,735	$123,845	$230,890
Franchise Agreement Acquisition Costs (2)	548,544	128,932	419,612	424,695	98,103	326,592
Trademarks & Other (3)	12,444	6,414	6,030	19,876	13,721	6,155
Capitalized SaaS Licenses (4)	6,392	6,071	321	17,397	16,673	724
Total amortizing intangible assets	846,336	209,037	637,299	816,703	252,342	564,361
Trademarks (non-amortizing) (5)	246,714	—	246,714	246,714	—	246,714
Total intangible assets	$1,093,050	$209,037	$884,013	$1,063,417	$252,342	$811,075
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the franchise rights established from the Radisson Hotels Americas Transaction, as well as the active WoodSpring franchise rights since the acquisition. The franchise rights are being amortized over useful lives ranging from 12 to 15 years on a straight-line basis.
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
(3)Represents definite-lived trademarks and other amortizing assets, including management agreements, which are generally amortized on a straight-line basis over a period of 10 years to 30 years.
(4)Represents software licenses that have been capitalized under a SaaS agreement, which are generally amortized on a straight-line basis over an average period of 3 years.
(5)Represents the purchase price assigned to the Radisson, WoodSpring, and Suburban trademarks that were recognized at the time of their respective acquisitions. The trademarks are non-amortizing assets because they are expected to generate future cash flows for an indefinite period of time.
For the years ended December 31, 2024, 2023, and 2022, amortization on the amortizing intangible assets was $50.9 million, $42.5 million, and $35.1 million, respectively.
The estimated annual amortization on the amortizing intangible assets for each of the next five years is as follows:

(in thousands)
2025	$48,894
2026	$47,947
2027	$47,012
2028	$45,328
2029	$44,127
8. Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of December 31, 2024 and 2023, the Company had total investments in affiliates in the consolidated balance sheets of $117.0 million and $70.6 million, respectively, which included investments in affiliates that represent VIEs of $104.2 million and $59.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the years ended December 31, 2024, 2023, and 2022, the Company recognized gains of $6.9 million, and losses of $3.4 million and $3.7 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 23 to these consolidated financial statements.
During the years ended December 31, 2024 and 2023, the Company recognized no impairment charges related to its equity method investments. During the year ended December 31, 2022, the Company recognized impairment charges of $0.2 million related to certain equity method investments. The Company estimated the fair value of each investment on an individual basis and derived the fair value from a combination of observable prices from offers received for either the underlying collateral or the ownership interest of the unconsolidated affiliate, comparable market transactions, and DCF techniques to project the cash flows for the investment based upon the underlying property. There are judgments and assumptions in each of these fair value determinations, including our selection of comparable market transactions, the amount and timing of the expected future cash flows, long-term growth rates, and sales capitalization rates. These nonrecurring fair value measurements are classified as level three in the fair value measurement hierarchy, as the Company utilized unobservable inputs which are significant to the overall fair value. Based on these analyses, in each case, the Company determined that the fair value declined below the carrying value and the decline is other-than-temporary. As a result, the Company recognized an impairment charge equal to the difference between the carrying value and the estimated fair value for each investment.
During the year ended December 31, 2024, the Company received distributions from the sale of affiliates of $15.9 million and recognized net gains of $7.2 million, which was recognized in equity in net gain of affiliates in the consolidated statements of income. During the year ended December 31, 2023, the Company received distributions of $0.9 million which resulted in no net gains (losses). During the year ended December 31, 2022, the Company received no distributions and therefore recognized no net gains (losses).
The Company's ownership interests in its affiliates were as follows:

	Ownership Interest
	December 31, 2024	December 31, 2023
Choice Hotels Canada, Inc. (1)	50%	50%
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
City Market Hotel Development, LLC (2)	—%	43%
926 James M. Wood Boulevard, LLC	75%	75%
EH Glendale JV, LLC	80%	80%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph, LLC	20%	20%
EH Nampa JV LLC	80%	80%
Radisson Hotel La Crosse (1)	14%	14%
EH Cheyenne JV, LLC	80%	80%
EH Waco JV, LLC	80%	80%
EH Amarillo JV, LLC	80%	80%
EH Yuma JV, LLC	80%	80%
EH El Paso JV, LLC	80%	80%
EH Brownsville JV, LLC	80%	80%
EH Wichita JV, LLC	80%	—%
CH East Avenue, LLC	65%	—%
EH Salem JV, LLC	80%	—%
EH Clarksville JV, LLC	80%	—%
(1) Non-VIE investments.
(2) During the year ended December 31, 2024, the Company received a liquidating distribution as a result of the affiliate selling its underlying assets.

The following tables present summarized financial information for all of the unconsolidated joint ventures in which the Company holds an investment in affiliate that is accounted for under the equity method of accounting:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues	$65,732	$65,634	$58,821
Operating income	$14,199	$12,504	$7,977
(Loss) income before income taxes	$(1,203)	$314	$1,837
Net loss	$(3,488)	$(1,255)	$(1,058)

	As of December 31,
(in thousands)	2024	2023
Current assets	$71,737	$63,397
Non-current assets	412,269	269,693
Total assets	$484,006	$333,090

Current liabilities	$84,966	$63,526
Non-current liabilities	257,130	177,451
Total liabilities	$342,096	$240,977
9. Other Assets
Other assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Land and buildings	$20,303	$20,303
Capitalized franchise sales commissions	59,450	58,611
Other assets	14,083	14,375
Total other assets	$93,836	$93,289
The land and buildings presented as other assets in the consolidated balance sheets represent real estate that the Company does not intend to progress to active construction and development.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$55,806	$51,385
Accrued interest	27,333	10,606
Dividends payable	13,888	14,902
Termination benefits	5,944	5,252
Income taxes payable	10,405	6,954
Current operating lease liabilities	5,367	4,238
Other liabilities	17,986	15,911
Total accrued expenses and other current liabilities	$136,729	$109,248

11. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
(in thousands)	2024	2023
Initial franchise fees	$111,240	$128,935
Loyalty program	110,371	98,225
System implementation fees	3,601	3,912
Procurement services fees	3,882	7,963
Other	5,279	2,782
Total deferred revenue	$234,373	$241,817
Current portion	$102,114	$108,316
Long-term portion	$132,259	$133,501
Refer to Note 2 for the revenue recognition policies resulting in the deferral of revenue, including the relationship between the loyalty program deferred revenue and the liability for the guest loyalty program.
12. Debt
Debt consisted of the following:

	December 31,
	2024	2023
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $3.0 million and $3.6 million at December 31, 2024 and December 31, 2023, respectively	$397,042	$396,440
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.7 million and $4.3 million at December 31, 2024 and December 31, 2023, respectively	446,300	445,690
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $11.2 million at December 31, 2024	588,764	—
$500 million unsecured term loan due 2024 ("2023 Term Loan") with an effective interest rate of 6.83%, less a discount and deferred issuance costs of $0.7 million at December 31, 2023	—	499,268
$1 billion senior unsecured revolving credit facility with an effective interest rate of 6.10%, less deferred issuance costs of $3.6 million and $1.9 million at December 31, 2024 and December 31, 2023, respectively	336,420	226,621
Total debt	$1,768,526	$1,568,019
Less: current portion	—	499,268
Total long-term debt	$1,768,526	$1,068,751
As of December 31, 2024, the scheduled principal maturities of debt, net of unamortized discounts, premiums, and deferred issuance costs, were as follows:

(in thousands)	Senior Notes	Revolving Credit Facility	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	—	—
2029	397,042	336,420	733,462
Thereafter	1,035,064	—	1,035,064
Total payments	$1,432,106	$336,420	$1,768,526

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
2024 Senior Unsecured Notes Due 2034
On July 2, 2024, the Company issued unsecured senior notes with a principal amount of $600 million (the “2024 Senior Notes”) at a discount of $6.4 million, bearing a coupon of 5.85%, with an effective rate of 6.11%, and mature on August 1, 2034. Interest on the 2024 Senior Notes is payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2025. The interest rate payable on the 2024 Senior Notes will be subject to adjustment based on certain rating events.
2023 Term Loan Due 2024
On December 18, 2023, the Company entered into a $500 million unsecured term loan with a maturity date of December 16, 2024 (the "2023 Term Loan"). The 2023 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date. On July 2, 2024, the Company used a portion of the net proceeds from the sale of the 2024 Senior Notes, after deducting underwriting discounts and commissions and other offering expenses, to repay in full the 2023 Term Loan.
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
In 2002, the Company adopted the Choice Hotels International, Inc. Executive Deferred Compensation Plan ("EDCP") which became effective on January 1, 2003. Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. In 1997, the Company adopted the Choice Hotels International, Inc. Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan"). The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. Under the EDCP and the Non-Qualified Plan (together, the "Deferred Compensation Plan"), the Company recognized current and long-term deferred compensation and retirement plan liabilities of $55.0 million and $47.5 million as of December 31, 2024 and 2023, respectively, related to the deferrals and the credited investment returns under these two deferred compensation plans. Compensation expense or benefit is recognized in selling, general and administrative expenses in the consolidated statements of income based on the change in the deferred compensation and retirement plan obligations related to the earnings credited to the participants as well as the changes in the fair value of the diversified investments. For the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $8.2 million and $7.0 million, respectively, in selling, general and administrative expenses in the consolidated statements of income. For the year ended December 31, 2022, the Company recognized compensation benefit of $5.3 million in selling, general and administrative expenses in the consolidated statements of income.

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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2024 and 2023.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2024
Equity securities	$—	$—	$—	$—
Mutual funds(1)	43,887	43,887	—	—
Money market funds(1)	5,439	—	5,439	—
Total	$49,326	$43,887	$5,439	$—
As of December 31, 2023
Equity securities	$116,374	$116,374	$—	$—
Mutual funds(1)	36,810	36,810	—	—
Money market funds(1)	4,767	—	4,767	—
Total	$157,951	$153,184	$4,767	$—
(1)The current assets at fair value noted above are presented in prepaid expenses and other current assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Investments in Equity Securities
For the year ended December 31, 2024, the Company sold approximately 1.4 million shares of equity securities of another issuer for $108.1 million and recognized a net loss of $8.3 million on the sales of equity securities. The following table is a summary of the unrealized gains and losses of the investments in equity securities:

	As of December 31, 2024				As of December 31, 2023
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities	$—	$—	$—	$—	$112,420	$3,954	$—	$116,374
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

The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 12 for additional information on debt. As of December 31, 2024 and 2023, the carrying amounts and the fair values were as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes Due 2029	$397,042	$371,600	$396,440	$355,068
2020 Senior Notes Due 2031	$446,300	$405,351	$445,690	$389,241
2024 Senior Notes Due 2034	$588,764	$601,836	$—	$—
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
15. Income Taxes
The Company's income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$370,395	$303,337	$409,666
Outside the U.S.	25,250	33,619	27,140
Income before income taxes	$395,645	$336,956	$436,806
The provision for income taxes, classified by the timing and the location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current tax expense
Federal	$89,716	$60,493	$103,275
State	21,518	16,890	20,068
Foreign	2,609	1,593	2,331
Deferred tax (benefit) expense
Federal	(18,378)	(2,022)	(18,974)
State	(2,908)	(1,874)	(4,163)
Foreign	3,423	3,369	2,117
Income tax expense	$95,980	$78,449	$104,654

The net deferred tax assets were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accrued compensation	$20,958	$18,325
Deferred revenue	40,946	30,007
Receivable, net	12,345	12,460
Tax credits	24,663	19,194
Operating lease liabilities	28,455	28,673
Partnership interests	5,130	5,516
Capitalized research and experimental expenditures	44,946	30,781
Foreign net operating losses	7,870	7,564
Non-U.S. intellectual property	11,333	15,149
Other	7,235	6,588
Total gross deferred tax assets	203,881	174,257
Less: Valuation allowance	(29,660)	(24,228)
Deferred tax assets	$174,221	$150,029
Deferred tax liabilities:
Property, equipment and intangible assets	$(42,895)	$(36,386)
Operating lease ROU assets	(20,016)	(21,379)
Other	(3,002)	(2,729)
Deferred tax liabilities	(65,913)	(60,494)
Net deferred tax assets	$108,308	$89,535
The Company assesses all positive and negative evidence to estimate whether sufficient future taxable income will be generated to use its deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $5.4 million due to state tax credits.
The Company has $24.7 million of state income tax credit carryforwards. It is unlikely that the Company will realize these benefits. Accordingly, the Company has provided a full valuation allowance against these carryforwards.
As of December 31, 2024, the Company had gross foreign net operating losses ("NOLs") of $29.3 million, all of which have indefinite carryforward lives. The Company has recorded a tax-effected valuation allowance of $1.8 million for these NOLs, primarily related to France and India. In addition, the Company has a Dutch deferred tax asset of $11.3 million, for which it has recorded a valuation allowance of $3.0 million. The Dutch valuation allowance did not change during the year ended December 31, 2024.
The following table presents a reconciliation of the statutory United States federal income tax rate to the effective income tax rate for continuing operations:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.5%	3.2%	3.0%
Expenses related to foreign operations	0.7%	0.3%	0.1%
Expenses related to compensation, net	1.3%	1.0%	1.0%
Unrecognized tax positions	(0.8)%	0.5%	0.2%
Tax credits	(2.4)%	(2.4)%	(1.5)%
Valuation allowance	0.6%	0.6%	0.5%
Other	0.4%	(0.9)%	(0.3)%
Effective income tax rate	24.3%	23.3%	24.0%
The Company's effective income tax rates from continuing operations were 24.3%, 23.3%, and 24.0% for the years ended December 31, 2024, 2023, and 2022, respectively.

The effective income tax rates for the years ended December 31, 2024, 2023, and 2022 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, partially offset by federal income tax credits.
For the years ended December 31, 2024, 2023, and 2022, the Company’s gross unrecognized tax benefits totaled $6.9 million, $13.4 million, and $11.9 million, respectively. After considering the deferred income tax accounting impact, it is expected that approximately $4.6 million of the total as of December 31, 2024 would reduce the effective income tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of the unrecognized tax benefits:

(in thousands)	2024	2023	2022
Balance, January 1	$13,434	$11,876	$11,147
Changes for tax positions of prior years	(776)	2,338	(31)
Increases for tax positions related to the current year	1,516	1,670	1,650
Settlements and lapsing of statutes of limitations	(7,260)	(2,450)	(890)
Balance, December 31	$6,914	$13,434	$11,876
It is reasonably possible that the Company’s unrecognized tax benefits could decrease within the next 12 months by as much as $2.6 million due to settlements and the expiration of applicable statutes of limitations. The Company's federal income tax returns for the 2021, 2022, 2023, and 2024 tax years are subject to examination by the Internal Revenue Service.
The Company's policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties during the years ended December 31, 2024, 2023, and 2022. The Company had $0.3 million and $0.1 million of accrued interest and penalties as of December 31, 2024 and 2023, respectively.
16. Share-Based Compensation and Capital Stock
Share-Based Compensation
The Company has stock compensation plans pursuant to which it is authorized to grant share-based awards, including restricted stock, stock options, stock appreciation rights, and performance-based share awards, to officers, key employees, and non-employee directors with contractual terms that are set by the Compensation and Management Development Committee of the Board of Directors. Approximately 1.1 million shares of the Company's common stock remain available for grant as of December 31, 2024. The Company’s policy allows the issuance of new common stock shares or treasury shares to satisfy the share-based awards.

For the year ended December 31, 2024, the following table presents a summary of the share-based award activity:

	2024
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	943,641	$102.90		361,668	$136.05	458,495	$136.14
Granted	78,988	111.94		69,249	115.57	147,943	115.04
Performance-based leveraging*	—	—		—	—	31,468	116.43
Exercised/vested	(249,059)	80.03		(59,266)	111.50	(146,675)	107.54
Expired	—	—		—	—	(8,028)	108.79
Forfeited	(1,929)	126.23		(16,246)	124.09	(15,682)	131.59
Outstanding as of December 31, 2024	771,641	$111.15	6.2 years	355,405	$136.67	467,521	$137.74
Options exercisable as of December 31, 2024	481,522	$104.67	5.3 years
* The outstanding PVRSUs have been adjusted by 31,468 net units during the year ended December 31, 2024, due to an increase in the outstanding PVRSUs as a result of the Company exceeding the targeted performance conditions.
The components of the Company’s share-based compensation expense were as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	$5,265	$5,816	$4,674
Restricted stock	12,728	13,774	14,349
Performance vested restricted stock units	20,447	20,924	21,436
Total share-based compensation expense	$38,440	$40,514	$40,459
The following table as of December 31, 2024 is a summary of the total unrecognized compensation expense related to the share-based awards that have not yet vested and the related weighted average remaining amortization periods over which the compensation expense will be recognized:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$5,708	1.8 years
Restricted stock	23,601	2.2 years
Performance vested restricted stock units	24,661	1.9 years
Total	$53,970
Stock Options
The following table is a summary of the activity related to the stock option grants:

	For the Year Ended December 31,
	2024	2023	2022
Number of options granted	78,988	88,733	172,441
Fair value of options granted (in thousands)	$3,069	$3,779	$7,356
Weighted average exercise price per share	$111.94	$102.90	$94.97
Total intrinsic value of stock options exercised (in thousands)	$12,185	$9,170	$5,390
Total fair value of stock options vested (in thousands)	$5,032	$4,857	$3,591
The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. As of December 31, 2024, the aggregate intrinsic value of the stock options outstanding and exercisable was $24.5 million and $18.3 million, respectively.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rate	4.27%	4.10%	2.01%
Expected volatility	31.34%	30.90%	29.46%
Expected life of stock option	6.0 years	6.0 years	5.9 years
Dividend yield	1.03%	0.90%	0.66%
Requisite service period	4 years	4 years	4 years
Contractual life	10 years	10 years	10 years
Weighted average fair value of the stock options granted (per stock option)	$38.85	$42.59	$42.66
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
Restricted Stock
The following table is a summary of the activity related to the restricted stock grants:

	For the Year Ended December 31,
	2024	2023	2022
Restricted shares granted	69,249	65,991	273,777
Weighted average grant date fair value per share	$115.57	$123.65	$143.76
Aggregate grant date fair value (in thousands)	$8,003	$8,160	$39,357
Restricted shares forfeited	16,246	13,202	14,443
Vesting service period for the restricted shares granted	9 - 48 months	9 - 48 months	9 - 60 months
Fair value of the restricted shares vested (in thousands)	$6,804	$11,134	$13,784
Performance Vested Restricted Stock Units
The following table is a summary of the activity related to the PVRSU grants:

	For the Years Ended December 31,
	2024	2023	2022
PVRSUs granted at target	147,943	110,636	111,585
Weighted average grant date fair value per share	$115.04	$128.71	$181.91
Aggregate grant date fair value (in thousands)	$17,019	$14,240	$20,298
PVRSUs forfeited & expired	23,710	16,504	83,563
Requisite service period	9 - 48 months	9 - 48 months	9 - 60 months
Fair value of PVRSUs vested (in thousands)	$15,773	$17,413	$—
During the year ended December 31, 2024, the Company granted PVRSUs with performance conditions, PVRSUs with market conditions, and PVRSUs with performance and market conditions, with requisite service periods between 9 months and 48 months and with award vesting ranges generally between 0% and 230% of the initial units granted.
Share Repurchases and Redemptions
During the years ended December 31, 2024, 2023, and 2022, the Company redeemed 120,601, 114,242, and 36,120, respectively, shares of common stock at a total cost of approximately $12.4 million, $14.2 million, and $5.4 million, respectively, from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to exercising stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside of the share repurchase program.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	December 31,
(in thousands)	2024	2023	2022
Foreign currency translation adjustments	$(6,193)	$(5,671)	$(5,211)
Total accumulated other comprehensive loss	$(6,193)	$(5,671)	$(5,211)
The changes in accumulated other comprehensive loss, net of tax, were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Beginning Balance	$(5,671)	$(5,211)
Foreign currency translation adjustments	(522)	(460)
Ending Balance	$(6,193)	$(5,671)
Other comprehensive loss, net of tax, for the years ended December 31, 2024 and 2023 relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2024 and 2023.
18. Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities requiring the computation of basic earnings per share using the two-class method. The shares of restricted stock are both potential shares of common stock and participating securities so the Company calculates diluted earnings per share by using the more dilutive of the treasury stock method or the two-class method. The calculation of earnings per share for the net income available to common shareholders excludes the distribution of dividends and the undistributed earnings attributable to the participating securities from the numerator. The diluted earnings per share includes stock options, PVRSUs, and RSUs in the calculation of the weighted average shares of common stock outstanding.
The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income	$299,665	$258,507	$332,152
Income allocated to participating securities	(1,521)	(1,379)	(1,881)
Net income available to common shareholders	$298,144	$257,128	$330,271
Denominator:
Weighted average shares of common stock outstanding - basic	47,653	50,341	54,595
Basic earnings per share	$6.26	$5.11	$6.05

Numerator:
Net income	$299,665	$258,507	$332,152
Income allocated to participating securities	(1,521)	(1,379)	(1,881)
Net income available to common shareholders	$298,144	$257,128	$330,271
Denominator:
Weighted average shares of common stock outstanding - basic	47,653	50,341	54,595
Dilutive effect of stock options, PVRSUs, and RSUs	425	359	526
Weighted average shares of common stock outstanding - diluted	48,078	50,700	55,121
Diluted earnings per share	$6.20	$5.07	$5.99

The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	147	232	153
PVRSUs	7	71	—
19. Leases
Lessee
The Company has operating leases for office spaces, buildings, and equipment. The Company's leases, excluding the assumed ground lease discussed below, have remaining lease terms of four months to ten years, some of which include options to extend the lease for up to ten years. Additionally, the Company has a ground lease on an owned hotel with a remaining lease term of 87.3 years.
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$11,979	$13,786
Sublease income	(789)	(234)
Total lease cost	$11,190	$13,552
Other information related to the Company's lease arrangements were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,637	$12,714
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$4,585	$28,605
Weighted-average remaining lease term	31.7 years	33.1 years
Weighted-average discount rate	5.07%	5.04%

As of December 31, 2024, the future minimum lease payments were as follows:

(in thousands)
2025	$8,500
2026	12,863
2027	13,545
2028	13,572
2029	13,577
Thereafter	311,586
Total minimum lease payments	$373,643
Less: imputed interest	255,021
Present value of the minimum lease payments	$118,622
Office Lease
On September 26, 2023, the Company's principal executive office lease agreement commenced with an unrelated third-party for a lease term of approximately twelve years. The Company accounted for this lease as an operating lease and established a lease liability and a right-of-use asset of approximately $41.9 million and $28.6 million, respectively.
Sublease

In October 2023, the Company entered into a lease agreement with an unrelated third-party to sublease the legacy Radisson corporate office space in Minneapolis, Minnesota. The sublease term is approximately eight years and commenced during the first quarter of 2024. The Company re-evaluated the head lease upon the effectiveness of this sublease, which resulted in the Company recognizing a $3.4 million impairment loss on certain long-lived assets associated with the leased office space in 2023. Refer to Note 6 for additional information.
Related Party Lease
The Company and the family members of the Company's largest shareholder entered into an agreement that allows those family members to lease the Company's aircraft from time to time for their personal use. The agreement provides for lease payments that contribute towards the fixed costs associated with the aircraft as well as a reimbursement of the Company’s variable costs associated with operating the aircraft, in compliance with and to the extent authorized by applicable regulatory requirements. The terms of this lease agreement are consistent with the terms of other lease agreements that the Company has entered into with unrelated third parties for use of the aircraft. During both of the years ended December 31, 2024 and 2023, the Company received less than $0.1 million pursuant to this related party lease arrangement.
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
The Company evaluates its Hotel Franchising & Management reportable segment based primarily on the operating income of the segment without allocating corporate expenses or indirect general and administrative expenses. The Corporate & Other column includes the operations of the Company's owned hotels.
Intersegment Eliminations to revenues is the elimination of Hotel Franchising & Management revenue which includes royalty fees, management and cost reimbursement fees charged to our owned hotels against the franchise and management fee expense that is recognized by our owned hotels in Corporate & Other operating income (loss).
Our President and Chief Executive Officer, who is our chief operating decision maker (CODM), utilizes budgeted and forecasted financial information as well as industry metrics, such as RevPar, Occupancy, and ADR, to assess the performance and to make resource allocation decisions. The CODM does not use assets by operating segment when assessing the performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.

The following tables presents the financial information for the Company's segments:

	For the Year Ended December 31, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,470,592	$126,450	$(12,203)	$1,584,839
Other Segment Items (1)	866,514	223,473	(12,203)	1,077,784
Depreciation and amortization	19,779	23,503	—	43,282
Operating income (loss)	584,299	(120,526)	—	463,773
Reconciliation of segment profit or loss:
Interest expense				87,131
Interest income				(8,646)
Loss on extinguishment of debt				331
Other loss				1,641
Equity in net gain of affiliates				(12,329)
Income before income taxes				$395,645

	For the Year Ended December 31, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,444,394	$110,854	$(11,083)	$1,544,165
Other Segment Items (1)	916,680	223,881	(11,083)	1,129,478
Depreciation and amortization	19,183	20,476	—	39,659
Operating income (loss)	508,531	(133,503)	—	375,028
Reconciliation of segment profit or loss:
Interest expense				63,780
Interest income				(7,764)
Gain on extinguishment of debt				(4,416)
Other gain				(10,649)
Equity in net gain of affiliates				(2,879)
Income before income taxes				$336,956

	For the Year Ended December 31, 2022
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,298,521	$108,879	$(5,451)	$1,401,949
Other Segment Items (1)	732,681	165,693	(5,451)	892,923
Depreciation and amortization	12,935	17,490	—	30,425
Operating income (loss)	552,905	(74,304)	—	478,601
Reconciliation of segment profit or loss:
Interest expense				43,797
Interest income				(7,288)
Loss (gain) on extinguishment of debt				—
Other loss				7,018
Equity in net gain of affiliates				(1,732)
Income before income taxes				$436,806

(1) Other segment items for the reportable segment include selling, general and administrative expenses and other expenses from franchised and managed properties.

The results of the Company's international operations are included in the Hotel Franchising & Management reportable segment and Corporate & Other. For the years ended December 31, 2024, 2023, and 2022, the revenues generated by the international operations, including royalty fees, cost reimbursable revenues, and other revenues, were $102.7 million, $103.2 million, and $70.2 million, respectively.
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
On June 5, 2019, the Strategic Alliance Agreement was terminated and replaced with addenda to each of the five hotels under a franchise at that time. The addenda preserve certain terms from the Strategic Alliance Agreement with respect to the five hotels, including the revised royalty and system fees and liquidated damage provisions, which would also apply to new franchise agreements signed for the five hotels (as either a renewal or a change to another Choice brand not contemplated at the time of the original agreement execution). No terms were substantially modified with respect to the five hotels under franchise. In June 2019, the Company and Sunburst entered into master development agreements, which provide Sunburst the geographic exclusivity in two specified regions for the development of five WoodSpring branded hotels. For the years ended December 31, 2024 and 2023, there were nine and three new franchise agreements signed between the Company and Sunburst and its affiliates, respectively. As of December 31, 2024, Sunburst and its affiliates operated seven hotels under franchise with the Company.
For the years ended December 31, 2024, 2023, and 2022, the total franchise fees revenues, including royalty fees and marketing and reservation system fees, paid by Sunburst and its affiliates to the Company included in the consolidated financial statements was $1.8 million, $0.9 million, and $0.8 million, respectively. As of December 31, 2024, there was no outstanding accounts receivable due from Sunburst and its affiliates. As of December 31, 2023, accounts receivable due from Sunburst and its affiliates was approximately $0.1 million.
In November 2023, the Company executed a 13-month office work space agreement, beginning December 1, 2023, for family members of the Company’s largest shareholder. Pursuant to this arrangement, the Company made payments of $96 thousand and $18 thousand during the years ended December 31, 2024 and 2023, respectively, for full repayment under the arrangement. During 2024, the Company executed a 12-month extension of the agreement, beginning January 1, 2025. Pursuant to this arrangement, the Company made payments of $10 thousand during the year ended December 31, 2024. As of December 31, 2024, the Company had $102 thousand of remaining payments under this arrangement.
22. Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $66.2 million and $64.5 million as of December 31, 2024 and December 31, 2023, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
The Company has management fee arrangements with certain of its unconsolidated affiliates. The fees earned and the payroll costs reimbursed under these arrangements totaled $8.5 million, $7.9 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company has entered into franchise agreements with certain of its unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation system fees of approximately $34.5 million, $30.9 million, and $27.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company recognized $9.5 million and $4.9 million of gross accounts receivables in the consolidated balance sheets from these unconsolidated affiliates as of December 31, 2024 and 2023, respectively.

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of December 31, 2024, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $30.1 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of December 31, 2024:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of December 31, 2024, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on both an annual basis and over the duration of the agreement. Accordingly, no liability was recognized as of December 31, 2024 in the consolidated balance sheets.

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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of December 31, 2024, the Company had remaining commitments of up to $6.2 million, if certain conditions are met.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

Item 9B. Other Information
Director and Officer Trading Arrangements
The following table describes, for the fourth quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Dominic Dragisich (Executive Vice President, Operations and Chief Global Brand Officer)	Adopted (November 24, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options	Exercise and Sale	(1)	(1)
(1)This trading plan relates to options to purchase up to 10,500 shares of the Company's common stock and has a scheduled expiration date of February 23, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2025 Annual Meeting of Shareholders under the sections titled "Director Nominee Information and Qualifications," "Delinquent Section 16(a) Reports," "Board Refreshment and Consideration of Director Nominees," "Committees of the Board," and "Insider Trading Policies and Procedures". The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Information about our Executive Officers."
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
Item 11. Executive Compensation
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2025 Annual Meeting of Shareholders under the sections titled "Compensation Discussion Analysis," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Human Capital and Compensation Committee Report," "Non-Employee Director Compensation," and "Executive Compensation Tables" (excluding the information under the subheading "Pay Versus Performance").
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2025 Annual Meeting of Shareholders under the sections titled "Security Ownership of Certain Beneficial Owners and Management."

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category as of December 31, 2024.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	771,641	$111.15	1,093,703
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (b) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights, and performance share awards by the Compensation and Management Development Committee of the Board of Directors.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2025 Annual Meeting of Shareholders under the section titled "Certain Relationships and Related Transactions" and "Director Independence."
Item 14.Principal Accounting Fees and Services
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2025 Annual Meeting of Shareholders under the sections titled "Principal Auditor Fees and Services."
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)List of Documents Filed as Part of this Report
1.Financial Statements
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
2.Financial Statement Schedules
Report of Independent Registered Public Accounting Firm required pursuant to Item 15(a)(2) is submitted under Item 8 of this report.
All other schedules are omitted because they are not applicable.

3.Exhibits

Exhibit Number	Description
3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.01A(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 30, 2013

3.01B(gg)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc., dated May 16, 2024

3.02C(gg)	Second Amended and Restated Bylaws of Choice Hotels International, Inc., dated as of May 16, 2024

4.01(i)	Indenture, dated August 25, 2010 between the Company and Wells Fargo Bank, National Association, as Trustee

4.04(q)	Third Supplemental Indenture dated November 27, 2019 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.05(aa)	Description of Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.06(w)	Fourth Supplemental Indenture dated July 23, 2020 among Choice Hotels International, Inc. and Wells Fargo Bank, National Association

4.07(hh)
Fifth Supplemental Indenture, dated as of July 2, 2024, between Choice Hotels International, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee

10.02(d)	Amended and Restated Chairman's Services Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(r)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(n)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.02D(dd)†	Amendment to Amended and Restated Chairman’s Services Agreement effective as of January 1, 2022

10.02E†*	Amendment to Amended and Restated Chairman's Services Agreement effective as of January 1, 2025

10.03(e)†	Choice Hotels International, Inc. 2006 Long- Term Incentive Plan

10.03A(g)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated January 1, 2009

10.03B(h)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 29, 2010

10.03C(c)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated April 25, 2013

10.03D(t)†	Amendment to Choice Hotels International, Inc. 2006 Long-Term Incentive Plan, dated February 27, 2015

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(x)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.06(o)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.06A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.07(m)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.07A(r)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.07B(y)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious, dated September 12, 2017

10.08(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.08A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09(z)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.10(ee)†	2023 Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.11(v)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

10.12(u)
Amended and Restated Senior Unsecured Credit Agreement dated August 20, 2018 among Choice Hotels International, Inc., Deutsche Bank, AG New York Branch, as administrative agent, the other agents there to and a syndicate of lenders

10.13(k)	Extension Confirmation Letter dated as of July 2, 2019 in connection with Senior Unsecured Credit Agreement

10.14(j)
First Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 18, 2020 among Choice Hotels International, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto

10.15(s)	Extension Confirmation Letter dated as of August 12, 2020 in connection with Senior Unsecured Credit Agreement

10.16(l)
Second Amendment to the Amended and Restated Senior Unsecured Credit Agreement dated August 11, 2021, among Choice Hotels International, Inc., Deutsche Bank AG New York Bank, as Administrative Agent, and the lender’s party thereto

10.17(l)	Extension Confirmation Letter dates as of August 11, 2021 in connection with Senior Unsecured Credit Agreement

10.18(p)	Assignment and Acceptance dated May 11, 2022 in connection with Senior Unsecured Credit Agreement

10.19(ff)
Third Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated February 14, 2023 among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto

10.20(ff)
Successor Agency Agreement, dated February 14, 2023, by and among Wells Fargo Bank, National Association, as successor agent, Deutsche Bank AG New York Branch, as resigning agent, and Choice Hotels International, Inc.

10.21(ii)
Second Amended and Restated Senior Unsecured Credit Agreement, dated as of June 28, 2024, among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto and a syndicate of lenders

10.22(bb)
Share Sale and Purchase Agreement, dated as of June 12, 2022 by and among Choice Hotels International, Inc., Radisson Holdings Inc., Radisson Hospitality, Inc., Aplite Holdings AB and Radisson Hospitality Belgium BV/SRL

10.23(cc)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 24, 2022

10.24(cc)†	Letter Agreement between the company and Patrick S. Pacious, dated May 24, 2022

10.25†*	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Robert McDowell, dated January 15, 2025

19*	Insider Trading Policy, dated April 19, 2018

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97*	Dodd-Frank Compensation Recovery Policy effective October 2, 2023

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(h) Incorporated by reference to the identical document filed as Appendix B to Choice Hotels International, Inc.’s Definitive Proxy Statement on Form DEF 14A K filed March 25, 2010.
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
(bb) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated on June 12, 2022, filed on June 13, 2022.
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

Dated: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART W. BAINUM, JR	Chairman, Director	February 20, 2025
Stewart W. Bainum, Jr.

/s/ WILLIAM L. JEWS	Director	February 20, 2025
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2025
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	February 20, 2025
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	February 20, 2025
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 20, 2025
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 20, 2025
John P. Tague

/s/ LIZA K. LANDSMAN	Director	February 20, 2025
Liza K. Landsman

/s/ MAUREEN SULLIVAN	Director	February 20, 2025
Maureen Sullivan

/s/ DONNA F. VIEIRA	Director	February 20, 2025
Donna F. Vieira

/s/ GORDON A. SMITH	Director	February 20, 2025
Gordon A. Smith

/s/ SCOTT E. OAKSMITH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Scott E. Oaksmith