Form 10-Q
period 2025-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2025-05-08
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of April 30, 2025, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 46,399,559.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
REVENUES
Franchise and management fees	$145,068	$143,410
Partnership services and fees	25,381	19,844
Owned hotels	27,860	24,991
Other	11,127	14,717
Revenue for reimbursable costs from franchised and managed properties	123,424	128,987
Total revenues	332,860	331,949
OPERATING EXPENSES
Selling, general and administrative	74,210	72,269
Business combination, diligence and transition costs	99	15,844
Depreciation and amortization	13,748	12,815
Owned hotels	21,060	19,323
Reimbursable expenses from franchised and managed properties	143,811	151,549
Total operating expenses	252,928	271,800
Operating income	79,932	60,149
OTHER EXPENSES AND INCOME, NET
Interest expense	21,242	20,181
Interest income	(1,559)	(1,731)
Other loss	436	1,336
Equity in net loss of affiliates	51	155
Total other expenses and income, net	20,170	19,941
Income before income taxes	59,762	40,208
Income tax expense	15,228	9,199
Net income	$44,534	$31,009

Basic earnings per share	$0.95	$0.63
Diluted earnings per share	$0.94	$0.62

Cash dividends declared per share	$0.2875	$0.2875
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Net income	$44,534	$31,009
Other comprehensive income, net of tax:
Foreign currency translation adjustment	63	454
Other comprehensive income, net of tax	63	454
Comprehensive income	$44,597	$31,463
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$40,054	$40,177
Accounts receivable (net of allowance for credit losses of $51,657 and $45,610, respectively)	194,269	176,672
Income taxes receivable	4,139	5,419
Notes receivable (net of allowance for credit losses of $5,838 and $5,805, respectively)	75,614	75,501
Prepaid expenses and other current assets	44,123	41,317
Total current assets	358,199	339,086
Property and equipment (net of accumulated depreciation and amortization of $138,896 and $125,903, respectively)	631,609	604,345
Operating lease right-of-use assets	81,858	83,451
Goodwill	220,187	220,187
Intangible assets (net of accumulated amortization of $230,250 and $209,037, respectively)	880,793	884,013
Notes receivable (net of allowance for credit losses of $1,543 and $1,526, respectively)	32,832	32,682
Investments for employee benefit plans, at fair value	44,176	47,603
Investments in affiliates	122,116	117,016
Deferred income taxes	107,712	108,308
Other assets	98,106	93,836
Total assets	$2,577,588	$2,530,527
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$121,627	$134,865
Accrued expenses and other current liabilities	100,767	136,729
Deferred revenue	115,785	102,114
Liability for guest loyalty program	89,237	89,013
Total current liabilities	427,416	462,721
Long-term debt	1,874,821	1,768,526
Long-term deferred revenue	131,031	132,259
Deferred compensation and retirement plan obligations	49,869	53,316
Operating lease liabilities	112,254	113,255
Liability for guest loyalty program	40,794	40,607
Other liabilities	5,337	5,114
Total liabilities	2,641,522	2,575,798
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2025 and December 31, 2024; 46,589,011 and 46,856,567 shares outstanding at March 31, 2025 and December 31, 2024, respectively	951	951
Additional paid-in-capital	376,014	370,201
Accumulated other comprehensive loss	(6,130)	(6,193)
Treasury stock, at cost; 48,476,627 and 48,209,071 shares at March 31, 2025 and December 31, 2024, respectively	(2,467,209)	(2,411,527)
Retained earnings	2,032,440	2,001,297
Total shareholders’ deficit	(63,934)	(45,271)
Total liabilities and shareholders’ deficit	$2,577,588	$2,530,527
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,534	$31,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,748	12,815
Depreciation and amortization – reimbursable expenses from franchised and managed properties	4,887	5,148
Franchise agreement acquisition cost amortization	9,791	6,185
Non-cash share-based compensation and other charges	9,834	10,597
Non-cash interest, investments, and affiliate loss, net	1,515	2,510
Deferred income taxes	626	(736)
Equity in net loss of affiliates, less distributions received	413	1,200
Franchise agreement acquisition costs, net of reimbursements	(26,287)	(33,486)
Change in working capital and other	(38,594)	(33,501)
Net cash provided by operating activities	20,467	1,741
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(10,543)	(7,203)
Investments in owned hotel properties	(35,462)	(25,574)
Contributions to investments in affiliates	(5,415)	(9,317)
Issuances of notes receivable	(1,952)	(1,042)
Collections of notes receivable	1,487	884
Proceeds from sales of equity securities	—	1,230
Other items, net	(1,067)	(1,714)
Net cash used in investing activities	(52,952)	(42,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	105,500	126,500
Purchases of treasury stock	(64,624)	(59,459)
Dividends paid	(13,471)	(14,728)
Proceeds from the exercise of stock options	4,803	4,160
Net cash provided by financing activities	32,208	56,473
Net change in cash and cash equivalents	(277)	15,478
Effect of foreign exchange rate changes on cash and cash equivalents	154	(121)
Cash and cash equivalents, beginning of period	40,177	26,754
Cash and cash equivalents, end of period	$40,054	$42,111

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$3,029	$2,327
Interest, net of capitalized interest	$32,268	$19,596
Non-cash investing and financing activities
Dividends declared but not paid	$13,391	$14,147
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$17,337	$14,020

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity(1)	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)
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
Certain information and footnote disclosures normally included in the consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 20, 2025. The interim results are not necessarily indicative of the entire year's results.
Certain prior year amounts in our consolidated financial statements have been reclassified in order to maintain comparability with the current year presentation. The reclassifications were not as a result of any error in our consolidated financial statements.
The Company reclassified certain prior year amounts in the consolidated statements of income in order to maintain comparability with the current year presentation.
•Royalty, licensing and management fees were revised to franchise and management fees in the consolidated statements of income, and now include the revenues previously presented in royalty, licensing and management fees, with the exception of partnership licensing revenues which are now presented in partnership services and fees in the consolidated statements of income, and the addition of the revenues generated from programs, platforms, and services associated with the Company's franchise operations which were previously presented in other revenues from franchised and managed properties in the consolidated statements of income.
•Initial franchise fees, which were previously presented as a standalone financial statement line item, are now presented within franchise and management fees in the consolidated statements of income.
•Platform and procurement services fees were revised to partnership services and fees in the consolidated statements of income, and now include the revenues previously presented in platform and procurement services fees, with the exception of the revenues from the Company’s annual franchisee convention which are now presented in other revenues, the addition of partnership licensing revenues which were previously presented in royalty, licensing and management fees, and the addition of the revenues generated from other non-franchising agreements which are primarily software as a service (“SaaS”) arrangements for non-franchised hoteliers which were previously presented in other revenues in the consolidated statements of income.
•Other revenues from franchised and managed properties were revised to revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income, and now include the revenues previously presented in other revenues from franchised and managed properties, with the exception of the revenues generated from programs, platforms, and services associated with the Company’s franchise operations which are now presented in franchise and management fees in the consolidated statements of income.
•Selling, general and administrative expenses were revised to include the expenses incurred related to programs, platforms, and services associated with the Company’s franchise operations, which were previously presented in other expenses from franchised and managed properties in the consolidated statements of income.
•Depreciation and amortization was revised to include amortization expense from information technology platforms, which was previously presented in other expenses from franchised and managed properties in the consolidated statements of income.

•Other expenses from franchised and managed properties were revised to reimbursable expenses from franchised and managed properties in the consolidated statements of income, and now include the expenses previously presented in other expenses from franchised and managed properties, with the exception of the expenses incurred from programs, platforms, and services associated with the Company’s franchise operations which are now presented in selling, general and administrative expenses, and amortization expense from information technology platforms which is now presented in depreciation and amortization expense in the consolidated statements of income.

The reclassifications had no effect on the Company's previously reported total revenues, total operating expenses, operating income, or net income.

The following table presents the effect of the reclassifications on the three months ended March 31, 2024 consolidated statement of income.

	Three Months Ended
	March 31, 2024
	As previously reported	Reclassification	As reclassified
REVENUES
Franchise and management fees	$105,467	$37,943	$143,410
Initial franchise fees	6,705	(6,705)	—
Partnership services and fees	13,756	6,088	19,844
Owned hotels	24,991	—	24,991
Other	16,357	(1,640)	14,717
Revenue for reimbursable costs from franchised and managed properties	164,673	(35,686)	128,987
Total revenues	331,949	—	331,949
OPERATING EXPENSES
Selling, general and administrative	48,625	23,644	72,269
Business combination, diligence and transition costs	15,844	—	15,844
Depreciation and amortization	10,935	1,880	12,815
Owned hotels	19,323	—	19,323
Reimbursable expenses from franchised and managed properties	177,073	(25,524)	151,549
Total operating expenses	271,800	—	271,800
Operating income	$60,149	$—	$60,149
The Company also reclassified certain prior year amounts in the consolidated statements of cash flows in order to maintain comparability with the current year presentation. Depreciation and amortization was revised to include amortization expense from information technology platforms, which was previously presented in depreciation and amortization - other expenses from franchised and managed properties in the consolidated statements of cash flows. Depreciation and amortization - other expenses from franchised and managed properties was revised to depreciation and amortization - reimbursable expenses from franchised and managed properties in the consolidated statements of cash flows. Investments in owned hotel properties and investments in other property and equipment, which were previously presented in investments in property and equipment, are now presented within standalone financial statement line items in the consolidated statements of cash flows. Investments in intangible assets, purchases of investments for employee benefits plans, and proceeds from sales of investments for employee benefits plans, which were previously presented in standalone financial statement line items, are now presented within other items, net in the consolidated statements of cash flows. The reclassifications had no effect on the Company's previously reported net cash provided by operating activities, the net cash used in investing activities, or the net change in cash and cash equivalents.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are included in the “Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires public entities to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss on both an annual and an interim basis. ASU 2023-07 was effective for the annual reporting period beginning after December 15, 2023 and the interim periods within the annual reporting period beginning after December 15, 2024. The Company adopted ASU 2023-07 on a retrospective basis effective December 31, 2024 for annual periods and March 31, 2025 for interim periods. The adoption of this standard did not have an impact on the Company's consolidated financial statements, but it did require enhanced segment disclosures in the notes to the consolidated financial statements. Refer to Note 11 for more information.
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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2024 to March 31, 2025:

(in thousands)
Balance as of December 31, 2024	$216,697
Increases to the contract liability balance due to cash received	29,680
Revenue recognized in the period	(25,784)
Balance as of March 31, 2025	$220,593
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $220.6 million as of March 31, 2025. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For both the three months ended March 31, 2025 and 2024, the loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $19.5 million.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	March 31, 2025	December 31, 2024
Senior	$96,520	$94,963
Subordinated	15,293	15,433
Unsecured	4,014	5,118
Total notes receivable	$115,827	$115,514
Less: allowance for credit losses	7,381	7,331
Total notes receivable, net of allowance for credit losses	$108,446	$108,183
Current portion, net of allowance for credit losses	$75,614	$75,501
Long-term portion, net of allowance for credit losses	$32,832	$32,682
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Senior	$1,627	$38,554	$—	$—	$—	$56,339	$96,520
Subordinated	—	—	3,500	—	—	11,793	15,293
Unsecured	—	116	—	28	746	3,124	4,014
Total notes receivable	$1,627	$38,670	$3,500	$28	$746	$71,256	$115,827
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$7,331	$8,616
Provision (reversal) for credit losses	50	(609)
Recoveries	—	(676)
Ending balance	$7,381	$7,331
During the year ended December 31, 2024, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
As of March 31, 2025 and December 31, 2024, three and one note receivable loans, respectively, with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $3.2 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2025
Senior	$27,700	$—	$15,200	$42,900	$53,620	$96,520
Subordinated	—	—	2,264	2,264	13,029	15,293
Unsecured	—	—	384	384	3,630	4,014
	$27,700	$—	$17,848	$45,548	$70,279	$115,827
As of December 31, 2024
Senior	$—	$—	$15,200	$15,200	$79,763	$94,963
Subordinated	—	—	2,264	2,264	13,169	15,433
Unsecured	—	—	784	784	4,334	5,118
	$—	$—	$18,248	$18,248	$97,266	$115,514
The amortized cost basis of the notes receivable in a non-accrual status was $45.2 million and $17.5 million as of March 31, 2025 and December 31, 2024, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $104.5 million and $103.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $66.0 million and $66.2 million as of March 31, 2025 and December 31, 2024, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the three months ended March 31, 2025, the Company recognized provisions for credit losses on accounts receivable of $5.2 million in selling, general and administrative expenses, and $4.0 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $11.0 million in selling, general and administrative expenses, and $9.7 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the three months ended March 31, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $3.1 million. During the year ended December 31, 2024, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $14.4 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of March 31, 2025 and December 31, 2024, the Company had total investments in affiliates in the consolidated balance sheets of $122.1 million and $117.0 million, respectively, which included investments in affiliates that represent VIEs of $108.8 million and $104.2 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended March 31, 2025 and 2024, the Company recognized losses totaling $0.9 million and $1.2 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.
During the three months ended March 31, 2025 and 2024, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.8 million and $3.0 million at March 31, 2025 and December 31, 2024, respectively	$397,192	$397,042
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.5 million and $3.7 million at March 31, 2025 and December 31, 2024, respectively	446,452	446,300
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $10.9 million and $11.2 million at March 31, 2025 and December 31, 2024, respectively	589,057	588,764
$1 billion senior unsecured revolving credit facility with an effective interest rate of 5.73%, less deferred issuance costs of $3.4 million and $3.6 million at March 31, 2025 and December 31, 2024, respectively	442,120	336,420
Total Long-term debt	$1,874,821	$1,768,526
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)
Balance as of December 31, 2024	$(6,193)
Other comprehensive income before reclassification	63
Balance as of March 31, 2025	$(6,130)

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income before reclassification	454
Balance as of March 31, 2024	$(5,217)
Other comprehensive loss, net of tax, for both the three months ended March 31, 2025 and 2024 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
7.    Fair Value Measurements
The Company estimates the fair value of its financial instruments utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The following summarizes the three levels of inputs, as well as the assets that the Company values using those levels of inputs on a recurring basis.
Level 1 - Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets consist of mutual funds held in the Company's Deferred Compensation Plan.
Level 2 - Observable inputs, other than quoted prices in active markets for identical assets and liabilities, such as quoted prices for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable. The Company’s Level 2 assets consist of money market funds held in the Company's Deferred Compensation Plan.
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2025 and during the year ended December 31, 2024.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2025
Mutual funds(1)	$43,434	$43,434	$—	$—
Money market funds(1)	4,945	—	4,945	—
Total	$48,379	$43,434	$4,945	$—
As of December 31, 2024
Mutual funds(1)	$43,887	$43,887	$—	$—
Money market funds(1)	5,439	—	5,439	—
Total	$49,326	$43,887	$5,439	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of March 31, 2025 and December 31, 2024, the carrying amounts and the fair values were as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$397,192	$377,460	$397,042	$371,600
2020 Senior Notes due 2031	$446,452	$412,623	$446,300	$405,351
2024 Senior Notes due 2034	$589,057	$601,050	$588,764	$601,836
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 25.5% and 22.9% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.
9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	$1,519	$1,346
Restricted stock	3,327	3,477
Performance vested restricted stock units	5,569	4,271
Total share-based compensation expense	$10,415	$9,094

A summary of the share-based award activity during the three months ended March 31, 2025 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	771,641	$111.15		355,405	$136.67	467,521	$137.74
Granted	—	—		34,379	143.27	146,539	151.10
Performance-based leveraging (1)	—	—		—	—	14,662	120.48
Exercised/vested	(42,264)	109.78		(44,073)	132.54	(116,107)	151.76
Expired	(1,226)	81.55		—	—	—	—
Forfeited	(613)	134.58		(4,378)	121.20	(6,707)	153.53
Outstanding as of March 31, 2025	727,538	$111.29	6.0 years	341,333	$138.02	505,908	$137.61
Options exercisable as of March 31, 2025	582,137	$108.03	5.5 years
(1) Any revisions to the outstanding PVRSUs during the three months ended March 31, 2025 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the three months ended March 31, 2025 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months.

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
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income	$44,534	$31,009
Income allocated to participating securities	(219)	(158)
Net income available to common shareholders	$44,315	$30,851
Denominator:
Weighted average shares of common stock outstanding – basic	46,494	49,302
Basic earnings per share	$0.95	$0.63

Numerator:
Net income	$44,534	$31,009
Income allocated to participating securities	(219)	(158)
Net income available to common shareholders	$44,315	$30,851
Denominator:
Weighted average shares of common stock outstanding – basic	46,494	49,302
Dilutive effect of stock options, PVRSUs, and RSUs	629	338
Weighted average shares of common stock outstanding – diluted	47,123	49,640
Diluted earnings per share	$0.94	$0.62
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Stock options	137	231
PVRSUs	—	49
11. Reportable Segments
The Hotel Franchising & Management reportable segment includes the Company's hotel franchising operations, which consists of its 22 brands and brand extensions and the hotel management operations of 13 hotels (inclusive of four owned hotels). The 22 brands and brand extensions and hotel management operations are aggregated together within this reportable segment because they have similar economic characteristics, types of customers, distribution channels, and regulatory business environments. The revenues from the hotel franchising and management business include royalty fees, initial franchise fees and relicensing fees, cost reimbursement revenues, partnership services and fees, base and incentive management fees, and other hotel franchising and management-related revenue. The Company provides certain services under its franchise and management agreements which result in direct and indirect reimbursements. The cost reimbursement revenues received from the franchisees are included in Hotel Franchising & Management revenues and are offset by the related expenses in order to calculate Hotel Franchising & Management operating income. The equity in the earnings or losses from the hotel franchising-related investment in affiliates is allocated to the Hotel Franchising & Management reportable segment.

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
Our President and Chief Executive Officer, who is our chief operating decision maker ("CODM"), utilizes budgeted and forecasted financial information as well as industry metrics, such as revenue per available room ("RevPar"), occupancy, and average daily room rate ("ADR"), to assess the performance and to make resource allocation decisions. The CODM does not use assets by operating segment when assessing the performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.
The following tables present the financial information for the Company's segments:

	Three Months Ended March 31, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$303,184	$32,904	$(3,228)	$332,860
Other segment items (1)	192,425	49,983	(3,228)	239,180
Depreciation and amortization	7,374	6,374	—	13,748
Operating income (loss)	103,385	(23,453)	—	79,932
Reconciliation of segment profit or loss:
Interest expense				21,242
Interest income				(1,559)
Other loss				436
Equity in net loss of affiliates				51
Income before income taxes				$59,762

	Three Months Ended March 31, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$299,359	$35,137	$(2,547)	$331,949
Other segment items (1)	198,373	63,159	(2,547)	258,985
Depreciation and amortization	6,138	6,677	—	12,815
Operating income (loss)	94,848	(34,699)	—	60,149
Reconciliation of segment profit or loss:
Interest expense				20,181
Interest income				(1,731)
Other loss				1,336
Equity in net loss of affiliates				155
Income before income taxes				$40,208

(1) Other segment items for the reportable segment include selling, general and administrative expenses and reimbursable expenses from franchised and managed properties.
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

Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support their efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of March 31, 2025, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $38.2 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of March 31, 2025:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of March 31, 2025, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. The maximum guarantee under the agreement is $22 million. The Company believes the future performance of the hotels is expected to be sufficient on an annual basis. Accordingly, no liability was recognized as of March 31, 2025 in the consolidated balance sheets.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of March 31, 2025, the Company had remaining commitments of up to $5.8 million, if certain conditions are met.
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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 46 countries and territories. As of March 31, 2025, we had 7,527 hotels with 647,587 rooms open and operating, and 947 hotels with 95,089 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 13 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic operations, which encompasses the United States.
Our Company generates revenues, income, and cash flows primarily from our hotel franchising operations. Revenues are also generated from partnerships with qualified vendors and travel partners that provide value-added solutions to our platform of guests and hotels, hotel ownership, and other ancillary sources. Historically, the hotel industry has been seasonal in nature. For most hotels, demand is typically lower in November through February than during the remainder of the year. Our principal source of revenue is franchise fees, which is primarily based on the gross room revenues or the number of rooms at our franchised properties. The Company’s franchise and managed fees, as well as its owned hotels' revenues, normally reflect the industry’s seasonality and historically have been lower in the first and fourth quarters than in the second and third quarters of the year.
Because our primary focus is hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the effective royalty rates in our franchise contracts resulting in increased royalty, licensing and other franchise related fees. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our guests.
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
In addition to our hotel franchising business, we have also developed or acquired 13 open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Results of Operations - Franchise and management fees, operating income, net income, and diluted earnings per share represent the key measures of our financial performance. These measures are primarily driven by the operations of our hotel franchise system and therefore, our analysis of the Company's results of operations is primarily focused on the size, performance, and the potential growth of the hotel franchise system as well as our variable overhead costs.

Our discussion of our results of operations excludes reimbursable franchise marketing and reservation system revenues and expenses and the management agreement cost reimbursements and expenses included in the Company's revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. The Company's franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services, such as national marketing, media advertising, and central reservation systems. The Company is obligated to expend the marketing and reservation system fees it collects from its franchisees in accordance with the franchise agreements. Furthermore, the franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects the cumulative revenues and expenses of reimbursable components to break even and, therefore, no income or loss will be generated from the reimbursable marketing and reservation system activities. Additionally, the Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer. As a result, the Company generally excludes the revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties from the analysis of our results of operations.
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended March 31, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $20.4 million and $22.6 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$145,068	$143,410
Partnership services and fees	25,381	19,844
Owned hotels	27,860	24,991
Other	11,127	14,717
Revenue for reimbursable costs from franchised and managed properties	123,424	128,987
Total revenues	332,860	331,949
OPERATING EXPENSES
Selling, general and administrative	74,210	72,269
Business combination, diligence and transition costs	99	15,844
Depreciation and amortization	13,748	12,815
Owned hotels	21,060	19,323
Reimbursable expenses from franchised and managed properties	143,811	151,549
Total operating expenses	252,928	271,800
Operating income	79,932	60,149
OTHER EXPENSES AND INCOME, NET
Interest expense	21,242	20,181
Interest income	(1,559)	(1,731)
Other loss	436	1,336
Equity in net loss of affiliates	51	155
Total other expenses and income, net	20,170	19,941
Income before income taxes	59,762	40,208
Income tax expense	15,228	9,199
Net income	$44,534	$31,009
Results of Operations
For the three months ended March 31, 2025, the Company recognized income before income taxes of $59.8 million, which is a $19.6 million increase from the same period in the prior year. The increase in income before income taxes was primarily due to a $19.8 million increase in operating income.
Operating income increased $19.8 million primarily due to a $5.5 million increase in partnership services and fees, a $15.7 million decrease in business combination, diligence and transition costs, and a $1.7 million increase in franchise and management fees, all of which were partially offset by a $3.6 million decrease in other revenues.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Domestic royalty fees increased $1.7 million to $94.6 million for the three months ended March 31, 2025 from $92.9 million for the three months ended March 31, 2024. The increase in domestic royalty fees was primarily due to a 2.3% domestic system-wide RevPAR increase as a result of a 1.7% increase in average daily rates and a 30 basis points increase in occupancy during the current period, and a system-wide 8 basis points increase in the effective royalty rate from 5.03% for the three months ended March 31, 2024 to 5.11% for the three months ended March 31, 2025.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2025			March 31, 2024
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$139.54	49.9%	$69.70	$142.91	51.0%	$72.85	(2.4)%	(110)	bps	(4.3)%
Midscale & Upper Midscale (2)	94.29	49.8%	46.95	93.15	49.6%	46.18	1.2%	20	bps	1.7%
Extended Stay (3)	66.68	67.9%	45.25	61.44	68.9%	42.36	8.5%	(100)	bps	6.8%
Economy (4)	69.98	43.7%	30.60	66.61	42.9%	28.56	5.1%	80	bps	7.1%
Total	$90.78	51.0%	$46.28	$89.29	50.7%	$45.25	1.7%	30	bps	2.3%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the domestic hotels and rooms by brand in our franchise system as of March 31, 2025 and 2024 was as follows:

	March 31, 2025		March 31, 2024		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	232	38,657	202	22,833	30	14.9%	15,824	69.3%
Cambria Hotels	76	10,344	73	10,094	3	4.1%	250	2.5%
Radisson (1)	57	10,593	60	14,154	(3)	(5.0)%	(3,561)	(25.2)%
Comfort (2)	1,668	130,964	1,672	131,285	(4)	(0.2)%	(321)	(0.2)%
Quality Inn	1,608	116,779	1,622	119,219	(14)	(0.9)%	(2,440)	(2.0)%
Country	416	33,342	426	33,990	(10)	(2.3)%	(648)	(1.9)%
Sleep Inn	409	28,662	424	29,775	(15)	(3.5)%	(1,113)	(3.7)%
Clarion (3)	190	19,519	183	19,561	7	3.8%	(42)	(0.2)%
Park Inn	26	2,822	4	363	22	550.0%	2,459	677.4%
WoodSpring Suites	265	31,912	240	28,960	25	10.4%	2,952	10.2%
MainStay Suites	141	10,157	127	8,918	14	11.0%	1,239	13.9%
Suburban Studios	112	9,232	108	9,226	4	3.7%	6	0.1%
Everhome Suites	11	1,247	3	335	8	266.7%	912	272.2%
Econo Lodge	625	36,579	665	39,243	(40)	(6.0)%	(2,664)	(6.8)%
Rodeway	443	24,792	464	26,140	(21)	(4.5)%	(1,348)	(5.2)%
Total Domestic Franchises	6,279	505,601	6,273	494,096	6	0.1%	11,505	2.3%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees decreased $0.3 million to $6.6 million for the three months ended March 31, 2025 from $6.9 million for the three months ended March 31, 2024. The decrease in international royalty fees was primarily due to a decrease in international RevPAR, which was partially offset by an increase in the international franchise system size by 33 hotels (from 1,215 hotels as of March 31, 2024 to 1,248 hotels as of March 31, 2025) and 5,954 rooms (from 136,032 rooms as of March 31, 2024 to 141,986 rooms as of March 31, 2025).
Partnership Services and Fees
Partnership services and fees increased $5.5 million primarily due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.
Other Revenues
Other revenues decreased $3.6 million primarily due to a decrease in liquidated damages resulting from the early termination of franchise agreements.

Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $15.7 million primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024.
Income Tax Expense
The Company's effective income tax rates were 25.5% and 22.9% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of March 31, 2025, the Company's primary sources of liquidity consisted of $593.8 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of March 31, 2025, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $636.6 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of March 31, 2025. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of March 31, 2025, the Company had 3.4 million shares remaining under the current share repurchase authorization. The projected 2025 annual dividend rate is $1.15 per share or approximately $53.6 million in aggregate dividend payments, which is subject to future declarations by our board of directors.
Cash Flows from Operating Activities
During the three months ended March 31, 2025 and 2024, the net cash provided by operating activities was $20.5 million and $1.7 million, respectively. Our operating cash flows increased $18.8 million primarily due to a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and a decrease in the franchise agreement acquisition cost payments, all of which were partially offset by the timing of working capital items.

In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the three months ended March 31, 2025 and 2024, the Company's net franchise agreement acquisition costs were $26.3 million and $33.5 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services, such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the three months ended March 31, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $20.4 million and $22.6 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $53.0 million and $42.7 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, investments in owned hotel properties totaled $35.5 million and $25.6 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the three months ended March 31, 2025 and 2024, investments in other property and equipment totaled $10.5 million and $7.2 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the three months ended March 31, 2025 and 2024, the Company invested $5.4 million and $9.3 million, respectively, to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the three months ended March 31, 2025, the Company issued $2.0 million in notes receivable loans and received $1.5 million in notes receivable loan repayments. During the three months ended March 31, 2024, the Company issued $1.0 million in notes receivable loans and received $0.9 million in notes receivable loan repayments.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company's borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and the payment of dividends.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of March 31, 2025, the Company maintained a total leverage ratio of 2.89x, including outstanding debt of approximately $442.1 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
Dividends
During the three months ended March 31, 2025, the Company paid $13.5 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2024 is projected to be $1.15 per share or approximately $53.6 million in aggregate dividend payments.

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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the three months ended March 31, 2025, the Company repurchased 0.4 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $55.3 million. In total, the Company has repurchased 61.6 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.7 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 94.6 million shares at an average price of $28.45 per share. As of March 31, 2025, the Company had 3.4 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2025, the Company redeemed 0.1 million shares of common stock at a total cost of $9.3 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the three months ended March 31, 2025, the Company received proceeds of $4.8 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to the critical accounting estimates that were previously disclosed.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $48.4 million and $49.3 million as of March 31, 2025 and December 31, 2024, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of March 31, 2025, the Company had $445.5 million of variable interest rate debt instruments outstanding at an effective interest rate of 5.73%. A hypothetical change of 10% in the Company’s effective interest rate from the March 31, 2025 levels would increase or decrease annual interest expense by $2.6 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
There have been no material changes to the risk factors that were disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, all of which could materially affect our business, financial condition, or future operating results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2025. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	129,106	$143.45	129,106	3,648,021
February 1, 2025 through February 28, 2025	96,825	149.77	96,825	3,551,196
March 1, 2025 through March 31, 2025	230,211	137.68	162,828	3,388,368
Total	456,142	$141.88	388,759	3,388,368
(1) During the three months ended March 31, 2025, the Company redeemed 67,383 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes, for the first quarter of 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Dominic Dragisich (Executive Vice President, Operations and Chief Global Brand Officer)	Modified (March 14, 2025) (1)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Simone Wu (Senior Vice President, General Counsel, Corporate Secretary & External Affairs)	Adopted (March 14, 2025)	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of an existing Rule 10b5-1 trading arrangement, which was initially adopted on November 25, 2024, that related to options to purchase up to 10,500 shares of the Company's common stock.
(2) This trading plan relates to up to 19,500 shares of the Company's common stock and has a scheduled expiration date of February 23, 2026. The actual number of shares that may be sold will depend on the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting of certain underlying equity awards.
(3) This trading plan relates to up to 17,275 shares of the Company's common stock and has a scheduled expiration date of February 22, 2026. The actual number of shares that may be sold will depend on the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting of certain underlying equity awards.

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

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2025	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

May 8, 2025	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer