Form 10-Q
period 2025-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2025-08-06
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of July 31, 2025, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 46,268,374.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES
Franchise and management fees	$177,086	$179,803	$322,154	$323,213
Partnership services and fees	27,064	27,363	52,445	47,207
Owned hotels	30,228	28,418	58,088	53,409
Other	24,716	23,307	35,843	38,024
Revenue for reimbursable costs from franchised and managed properties	167,349	176,265	290,773	305,252
Total revenues	426,443	435,156	759,303	767,105
OPERATING EXPENSES
Selling, general and administrative	89,298	88,729	163,508	160,998
Business combination, diligence and transition costs	347	895	446	16,739
Depreciation and amortization	13,424	12,837	27,172	25,652
Owned hotels	22,419	20,704	43,479	40,027
Reimbursable expenses from franchised and managed properties	176,358	179,369	320,169	330,918
Total operating expenses	301,846	302,534	554,774	574,334
Operating income	124,597	132,622	204,529	192,771
OTHER EXPENSES AND INCOME, NET
Interest expense	22,736	23,845	43,978	44,026
Interest income	(1,456)	(2,415)	(3,015)	(4,146)
Other (gain) loss	(5,374)	2,544	(4,938)	3,880
Equity in net loss (gain) of affiliates	80	(7,933)	131	(7,778)
Total other expenses and income, net	15,986	16,041	36,156	35,982
Income before income taxes	108,611	116,581	168,373	156,789
Income tax expense	26,877	29,445	42,105	38,644
Net income	$81,734	$87,136	$126,268	$118,145

Basic earnings per share	$1.76	$1.82	$2.71	$2.42
Diluted earnings per share	$1.75	$1.80	$2.68	$2.41

Cash dividends declared per share	$0.2875	$0.2875	$0.5750	$0.5750
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$81,734	$87,136	$126,268	$118,145
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,079	(694)	2,142	(240)
Other comprehensive income (loss), net of tax	2,079	(694)	2,142	(240)
Comprehensive income	$83,813	$86,442	$128,410	$117,905
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$58,610	$40,177
Accounts receivable (net of allowance for credit losses of $49,158 and $45,610, respectively)	218,473	176,672
Income taxes receivable	8,116	5,419
Notes receivable (net of allowance for credit losses of $5,601 and $5,805, respectively)	74,677	75,501
Prepaid expenses and other current assets	40,803	41,317
Total current assets	400,679	339,086
Property and equipment (net of accumulated depreciation and amortization of $135,566 and $125,903, respectively)	660,762	604,345
Operating lease right-of-use assets	79,745	83,451
Goodwill	220,187	220,187
Intangible assets (net of accumulated amortization of $239,570 and $209,037, respectively)	882,490	884,013
Notes receivable (net of allowance for credit losses of $1,603 and $1,526, respectively)	34,214	32,682
Investments for employee benefit plans, at fair value	48,205	47,603
Investments in affiliates	125,480	117,016
Deferred income taxes	107,655	108,308
Other assets	105,345	93,836
Total assets	$2,664,762	$2,530,527
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$142,870	$134,865
Accrued expenses and other current liabilities	116,569	136,729
Deferred revenue	105,761	102,114
Liability for guest loyalty program	86,729	89,013
Total current liabilities	451,929	462,721
Long-term debt	1,900,116	1,768,526
Long-term deferred revenue	128,616	132,259
Deferred compensation and retirement plan obligations	54,040	53,316
Operating lease liabilities	111,239	113,255
Liability for guest loyalty program	39,576	40,607
Other liabilities	5,484	5,114
Total liabilities	2,691,000	2,575,798
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2025 and December 31, 2024; 46,263,374 and 46,856,567 shares outstanding at June 30, 2025 and December 31, 2024, respectively	951	951
Additional paid-in-capital	387,161	370,201
Accumulated other comprehensive loss	(4,051)	(6,193)
Treasury stock, at cost; 48,802,264 and 48,209,071 shares at June 30, 2025 and December 31, 2024, respectively	(2,511,169)	(2,411,527)
Retained earnings	2,100,870	2,001,297
Total shareholders’ deficit	(26,238)	(45,271)
Total liabilities and shareholders’ deficit	$2,664,762	$2,530,527

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,268	$118,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,172	25,652
Depreciation and amortization – reimbursable expenses from franchised and managed properties	9,426	9,907
Franchise agreement acquisition cost amortization	17,261	13,993
Non-cash share-based compensation and other charges	19,438	19,253
Non-cash interest, investments, and affiliate income, net	(1,668)	(1,791)
Deferred income taxes	850	(2,689)
Equity in net loss of affiliates, less distributions received	692	1,160
Franchise agreement acquisition costs, net of reimbursements	(41,474)	(52,025)
Change in working capital and other	(41,895)	(18,010)
Net cash provided by operating activities	116,070	113,595
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(18,333)	(22,686)
Investments in owned hotel properties	(65,676)	(50,853)
Contributions to investments in affiliates	(9,358)	(19,486)
Issuances of notes receivable	(3,353)	(1,479)
Collections of notes receivable	2,773	1,743
Proceeds from sales of equity securities	—	16,815
Distributions from sales of affiliates	—	15,850
Other items, net	(1,201)	(1,936)
Net cash used in investing activities	(95,148)	(62,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	130,000	301,500
Debt issuance costs	—	(2,760)
Purchases of treasury stock	(112,756)	(292,711)
Dividends paid	(26,868)	(28,854)
Proceeds from the exercise of stock options	6,385	4,261
Net cash used in financing activities	(3,239)	(18,564)
Net change in cash and cash equivalents	17,683	32,999
Effect of foreign exchange rate changes on cash and cash equivalents	750	656
Cash and cash equivalents, beginning of period	40,177	26,754
Cash and cash equivalents, end of period	$58,610	$60,409

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds	$41,548	$28,961
Interest, net of capitalized interest	$44,884	$42,863
Non-cash investing and financing activities
Dividends declared but not paid	$13,304	$13,613
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$20,579	$10,955

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727
Net income	—	—	—	—	—	87,136	87,136
Other comprehensive loss, net of tax	—	—	—	(694)	—	—	(694)
Share-based payment activity(1)	17,095	—	8,561	—	685	—	9,246
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,613)	(13,613)
Treasury purchases	(1,950,432)	—	—	—	(235,581)	—	(235,581)
Balance as of June 30, 2024	47,350,867	$951	$344,173	$(5,911)	$(2,332,736)	$1,846,744	$(146,779)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity(1)	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)
Net income	—	—	—	—	—	81,734	81,734
Other comprehensive income, net of tax	—	—	—	2,079	—	—	2,079
Share-based payment activity(1)	29,639	—	11,147	—	1,181	—	12,328
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,304)	(13,304)
Treasury purchases	(355,276)	—	—	—	(45,141)	—	(45,141)
Balance as of June 30, 2025	46,263,374	$951	$387,161	$(4,051)	$(2,511,169)	$2,100,870	$(26,238)
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

The reclassifications had no effect on the Company's previously reported total revenues, total operating expenses, operating income, or net income.

The following table presents the effect of the reclassifications on the three and six months ended June 30, 2024 consolidated statements of income.

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	As previously reported	Reclassification	As reclassified	As previously reported	Reclassification	As reclassified
REVENUES
Franchise and management fees	$141,813	$37,990	$179,803	$247,280	$75,933	$323,213
Initial franchise fees	6,562	(6,562)	—	13,267	(13,267)	—
Partnership services and fees	28,126	(763)	27,363	41,882	5,325	47,207
Owned hotels	28,418	—	28,418	53,409	—	53,409
Other	15,037	8,270	23,307	31,394	6,630	38,024
Revenue for reimbursable costs from franchised and managed properties	215,200	(38,935)	176,265	379,873	(74,621)	305,252
Total revenues	435,156	—	435,156	767,105	—	767,105
OPERATING EXPENSES
Selling, general and administrative	64,995	23,734	88,729	113,620	47,378	160,998
Business combination, diligence and transition costs	895	—	895	16,739	—	16,739
Depreciation and amortization	10,827	2,010	12,837	21,762	3,890	25,652
Owned hotels	20,704	—	20,704	40,027	—	40,027
Reimbursable expenses from franchised and managed properties	205,113	(25,744)	179,369	382,186	(51,268)	330,918
Total operating expenses	302,534	—	302,534	574,334	—	574,334
Operating income	$132,622	$—	$132,622	$192,771	$—	$192,771
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is designed to provide additional information to financial statement users in regard to how an entity's operations, risks, and planning affect its tax rate, opportunities, and future cash flows. ASU 2023-09 is effective for the annual reporting period beginning after December 15, 2024. Based on the Company's assessment, the adoption of this standard is not expected to have an impact on the Company's consolidated financial statements, but it will require enhanced income tax disclosures in the notes to the consolidated financial statements.

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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2024 to June 30, 2025:

(in thousands)
Balance as of December 31, 2024	$216,697
Increases to the contract liability balance due to cash received	57,859
Revenue recognized in the period	(56,620)
Balance as of June 30, 2025	$217,936
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $217.9 million as of June 30, 2025. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $37.2 million and $36.3 million for the three months ended June 30, 2025 and 2024, respectively, and $56.7 million and $55.8 million for the six months ended June 30, 2025 and 2024, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	June 30, 2025	December 31, 2024
Senior	$97,942	$94,963
Subordinated	14,227	15,433
Unsecured	3,926	5,118
Total notes receivable	$116,095	$115,514
Less: allowance for credit losses	7,204	7,331
Total notes receivable, net of allowance for credit losses	$108,891	$108,183
Current portion, net of allowance for credit losses	$74,677	$75,501
Long-term portion, net of allowance for credit losses	$34,214	$32,682
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Senior	$1,656	$40,192	$—	$—	$—	$56,094	$97,942
Subordinated	—	—	3,501	—	—	10,726	14,227
Unsecured	—	123	—	—	746	3,057	3,926
Total notes receivable	$1,656	$40,315	$3,501	$—	$746	$69,877	$116,095
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$7,331	$8,616
Provision (reversal) for credit losses	(127)	(609)
Recoveries	—	(676)
Ending balance	$7,204	$7,331
During the year ended December 31, 2024, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
As of June 30, 2025 and December 31, 2024, three and one note receivable loans, respectively, with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $3.2 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2025
Senior	$—	$—	$42,900	$42,900	$55,042	$97,942
Subordinated	—	—	2,264	2,264	11,963	14,227
Unsecured	—	—	384	384	3,542	3,926
	$—	$—	$45,548	$45,548	$70,547	$116,095
As of December 31, 2024
Senior	$—	$—	$15,200	$15,200	$79,763	$94,963
Subordinated	—	—	2,264	2,264	13,169	15,433
Unsecured	—	—	784	784	4,334	5,118
	$—	$—	$18,248	$18,248	$97,266	$115,514
The amortized cost basis of the notes receivable in a non-accrual status was $45.2 million and $17.5 million as of June 30, 2025 and December 31, 2024, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $105.0 million and $103.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $65.8 million and $66.2 million as of June 30, 2025 and December 31, 2024, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the six months ended June 30, 2025, the Company recognized provisions for credit losses on accounts receivable of $9.2 million in selling, general and administrative expenses, and $6.9 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $11.0 million in selling, general and administrative expenses, and $9.7 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the six months ended June 30, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $12.5 million. During the year ended December 31, 2024, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $14.4 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of June 30, 2025 and December 31, 2024, the Company had total investments in affiliates in the consolidated balance sheets of $125.5 million and $117.0 million, respectively, which included investments in affiliates that represent VIEs of $110.5 million and $104.2 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended June 30, 2025 and 2024, the Company recognized losses totaling $1.0 million and gains totaling $6.8 million, respectively, from these investments that represent VIEs. During the six months ended June 30, 2025 and 2024, the Company recognized losses totaling $1.9 million and gains totaling $5.6 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.
On May 24, 2024, one of the Company's unconsolidated affiliates sold its underlying assets. The Company received a distribution from the unconsolidated affiliate and recognized a gain of $7.2 million, which was recognized in equity in net gain of affiliates in the consolidated statements of income for the three and six months ended June 30, 2024.
During the three and six months ended June 30, 2025 and 2024, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.7 million and $3.0 million at June 30, 2025 and December 31, 2024, respectively	$397,343	$397,042
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.4 million and $3.7 million at June 30, 2025 and December 31, 2024, respectively	446,605	446,300
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $10.7 million and $11.2 million at June 30, 2025 and December 31, 2024, respectively	589,350	588,764
$1 billion senior unsecured revolving credit facility with an effective interest rate of 5.72%, less deferred issuance costs of $3.2 million and $3.6 million at June 30, 2025 and December 31, 2024, respectively	466,818	336,420
Total long-term debt	$1,900,116	$1,768,526
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2025 and 2024 were as follows:

(in thousands)
Balance as of December 31, 2024	$(6,193)
Other comprehensive income before reclassification	2,142
Balance as of June 30, 2025	$(4,051)

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income before reclassification	(240)
Balance as of June 30, 2024	$(5,911)
Other comprehensive loss, net of tax, for both the six months ended June 30, 2025 and 2024 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.

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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2025 and during the year ended December 31, 2024.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2025
Mutual funds(1)	$45,289	$45,289	$—	$—
Money market funds(1)	7,272	—	7,272	—
Total	$52,561	$45,289	$7,272	$—
As of December 31, 2024
Mutual funds(1)	$43,887	$43,887	$—	$—
Money market funds(1)	5,439	—	5,439	—
Total	$49,326	$43,887	$5,439	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of June 30, 2025 and December 31, 2024, the carrying amounts and the fair values were as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$397,343	$380,540	$397,042	$371,600
2020 Senior Notes due 2031	$446,605	$417,816	$446,300	$405,351
2024 Senior Notes due 2034	$589,350	$606,804	$588,764	$601,836
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 24.7% and 25.3% for the three months ended June 30, 2025 and 2024, respectively. The Company's effective income tax rates were 25.0% and 24.6% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21% primarily due to the impact of state income taxes.

9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options	$795	$1,292	$2,314	$2,638
Restricted stock	3,003	3,236	6,330	6,713
Performance vested restricted stock units	7,155	4,749	12,724	9,020
Total share-based compensation expense	$10,953	$9,277	$21,368	$18,371
A summary of the share-based award activity during the six months ended June 30, 2025 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	771,641	$111.15		355,405	$136.67	467,521	$137.74
Granted	—	—		49,363	138.58	147,586	150.94
Performance-based leveraging (1)	—	—		—	—	14,662	120.48
Exercised/vested	(57,025)	109.11		(57,916)	130.34	(116,107)	151.76
Expired	(12,850)	135.92		—	—	—	—
Forfeited	(613)	134.58		(6,231)	124.52	(8,845)	148.03
Outstanding as of June 30, 2025	701,153	$110.88	5.7 years	340,621	$138.21	504,817	$137.62
Options exercisable as of June 30, 2025	561,418	$107.64	5.2 years
(1) Any revisions to the outstanding PVRSUs during the six months ended June 30, 2025 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the six months ended June 30, 2025 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months.

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
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$81,734	$87,136	$126,268	$118,145
Income allocated to participating securities	(392)	(437)	(615)	(597)
Net income available to common shareholders	$81,342	$86,699	$125,653	$117,548
Denominator:
Weighted average shares of common stock outstanding – basic	46,141	47,741	46,316	48,522
Basic earnings per share	$1.76	$1.82	$2.71	$2.42

Numerator:
Net income	$81,734	$87,136	$126,268	$118,145
Income allocated to participating securities	(392)	(437)	(615)	(597)
Net income available to common shareholders	$81,342	$86,699	$125,653	$117,548
Denominator:
Weighted average shares of common stock outstanding – basic	46,141	47,741	46,316	48,522
Dilutive effect of stock options, PVRSUs, and RSUs	447	297	538	317
Weighted average shares of common stock outstanding – diluted	46,588	48,038	46,854	48,839
Diluted earnings per share	$1.75	$1.80	$2.68	$2.41
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Stock options	128	248	128	231
PVRSUs	—	49	—	49
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

The following tables present the financial information for the Company's segments:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$396,841	$32,724	$(3,122)	$426,443	$414,019	$24,198	$(3,061)	$435,156
Other segment items (1)	231,648	59,896	(3,122)	288,422	242,429	50,329	(3,061)	289,697
Depreciation and amortization	7,327	6,097	—	13,424	6,347	6,490	—	12,837
Operating income (loss)	157,866	(33,269)	—	124,597	165,243	(32,621)	—	132,622
Reconciliation of segment profit or loss:
Interest expense				22,736				23,845
Interest income				(1,456)				(2,415)
Other (gain) loss				(5,374)				2,544
Equity in net loss (gain) of affiliates				80				(7,933)
Income before income taxes				$108,611				$116,581

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$700,025	$65,628	$(6,350)	$759,303	$713,378	$59,335	$(5,608)	$767,105
Other segment items (1)	424,073	109,879	(6,350)	527,602	440,802	113,488	(5,608)	548,682
Depreciation and amortization	14,701	12,471	—	27,172	12,485	13,167	—	25,652
Operating income (loss)	261,251	(56,722)	—	204,529	260,091	(67,320)	—	192,771
Reconciliation of segment profit or loss:
Interest expense				43,978				44,026
Interest income				(3,015)				(4,146)
Other (gain) loss				(4,938)				3,880
Equity in net loss (gain) of affiliates				131				(7,778)
Income before income taxes				$168,373				$156,789

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

Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support it's efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of June 30, 2025, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $47.4 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of June 30, 2025:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of June 30, 2025, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of June 30, 2025, no liability was recognized in the consolidated balance sheets. For the six months ended June 30, 2025, the Company recognized guarantee payments of $2.0 million in selling, general and administrative expenses in the consolidated statements of income. As of June 30, 2025, the maximum unrecorded exposure of the guarantee was $20.0 million.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of June 30, 2025, the Company had remaining commitments of up to $4.3 million, if certain conditions are met.
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

13. Subsequent Events
On July 2, 2025, the Company acquired the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. ("Choice Hotels Canada") and amended the existing master franchise agreement for a purchase price of approximately $112.0 million, subject to customary adjustments related to working capital and cash. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. Choice Hotels Canada franchises more than 26,000 rooms in Canada, which have been included in the Company's franchised hotel statistics as a result of the existing master franchise agreement, and will soon have the ability to offer developers access to all 22 hotel brands, including the Company's extended stay brands. Prior to the acquisition date, the Company owned 50% of the outstanding shares of Choice Hotels Canada, which was accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets. Due to the close proximity of the Choice Hotels Canada acquisition date and the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, the initial accounting for the acquisition is incomplete as of the filing date. The initial accounting for the acquisition will be included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.
On July 10, 2025, the Company entered into a joint venture agreement to develop and operate Everhome Suites in certain strategic markets (the "Joint Venture"). The Company contributed $71.6 million in cash to the Joint Venture in exchange for an equity ownership interest. The Company concluded that the Joint Venture represents a VIE. The Company determined that it is not the primary beneficiary of the VIE, however, the Company does exercise significant influence through its equity ownership and as a result, the Company's investment in the Joint Venture will be accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets.

Subsequent to the formation of the Joint Venture, the following transactions were completed:
•The Joint Venture entered into a loan facility for up to $500 million. In connection with the loan facility, the Company has provided a limited payment guarantee, which applies to all hotel projects funded by the loan facility, with the applicable guaranteed amount being determined on a hotel project by hotel project basis. The Company’s obligation under the limited payment guarantee with respect to any hotel project is effective upon the earlier of (a) the hotel's opening date or (b) 18 months after the date on which construction first started for the hotel. As of the date of the loan facility, the Company's maximum unrecorded exposure of the principal associated with the limited payment guarantee was $11.5 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under the guarantee is remote. In the event of performance, the Company has recourse for the limited payment guarantee in the form of partial guaranties from third parties associated with the Joint Venture.
•The Company sold four wholly-owned Everhome Suites hotels under construction to the Joint Venture for an aggregate sale price of $52.0 million, subject to customary prorations. Prior to the sale, the four wholly-owned Everhome Suites hotels were reported within property and equipment in the consolidated balance sheets.

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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 46 countries and territories. As of June 30, 2025, we had 7,481 hotels with 644,400 rooms open and operating, and 931 hotels with 93,218 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 13 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic franchising operations, which encompasses the United States.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended June 30, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $9.0 million and $3.1 million, respectively. During the six months ended June 30, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $29.4 million and $25.7 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended
	June 30,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$177,086	$179,803
Partnership services and fees	27,064	27,363
Owned hotels	30,228	28,418
Other	24,716	23,307
Revenue for reimbursable costs from franchised and managed properties	167,349	176,265
Total revenues	426,443	435,156
OPERATING EXPENSES
Selling, general and administrative	89,298	88,729
Business combination, diligence and transition costs	347	895
Depreciation and amortization	13,424	12,837
Owned hotels	22,419	20,704
Reimbursable expenses from franchised and managed properties	176,358	179,369
Total operating expenses	301,846	302,534
Operating income	124,597	132,622
OTHER EXPENSES AND INCOME, NET
Interest expense	22,736	23,845
Interest income	(1,456)	(2,415)
Other (gain) loss	(5,374)	2,544
Equity in net loss (gain) of affiliates	80	(7,933)
Total other expenses and income, net	15,986	16,041
Income before income taxes	108,611	116,581
Income tax expense	26,877	29,445
Net income	$81,734	$87,136
Results of Operations
For the three months ended June 30, 2025, the Company recognized income before income taxes of $108.6 million, which is an $8.0 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to an $8.0 million decrease in operating income and an $8.0 million decrease in the equity in net loss (gain) of affiliates, all of which were partially offset by a $7.9 million increase in other (gain) loss.
Operating income decreased $8.0 million primarily due to a $5.9 million increase in the net reimbursable deficit from franchised and managed properties and a $2.7 million decrease in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Domestic royalty fees decreased $3.7 million to $121.3 million for the three months ended June 30, 2025 from $125.0 million for the three months ended June 30, 2024. The decrease in domestic royalty fees was primarily due to a 2.9% domestic system-wide RevPAR decrease as a result of a 1.8% decrease in average daily rates and a 70 basis points decrease in occupancy during the current period, which was partially offset by a system-wide 8 basis points increase in the effective royalty rate from 5.04% for the three months ended June 30, 2024 to 5.12% for the three months ended June 30, 2025.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2025			June 30, 2024
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$152.54	60.5%	$92.24	$156.20	62.0%	$96.88	(2.3)%	(150)	bps	(4.8)%
Midscale & Upper Midscale (2)	102.08	59.4%	60.64	104.11	60.2%	62.71	(1.9)%	(80)	bps	(3.3)%
Extended Stay (3)	66.89	71.2%	47.62	64.38	74.0%	47.63	3.9%	(280)	bps	—%
Economy (4)	71.42	50.1%	35.80	72.33	49.6%	35.86	(1.3)%	50	bps	(0.2)%
Total	$97.65	59.6%	$58.22	$99.40	60.3%	$59.95	(1.8)%	(70)	bps	(2.9)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the domestic hotels and rooms by brand in our franchise system as of June 30, 2025 and 2024 was as follows:

	June 30, 2025		June 30, 2024		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	231	38,537	203	23,109	28	13.8%	15,428	66.8%
Cambria Hotels	75	10,222	74	10,209	1	1.4%	13	0.1%
Radisson (1)	53	9,928	60	14,177	(7)	(11.7)%	(4,249)	(30.0)%
Comfort (2)	1,659	130,208	1,670	131,167	(11)	(0.7)%	(959)	(0.7)%
Quality Inn	1,593	115,638	1,625	118,739	(32)	(2.0)%	(3,101)	(2.6)%
Country	408	32,704	422	33,633	(14)	(3.3)%	(929)	(2.8)%
Sleep Inn	407	28,483	422	29,696	(15)	(3.6)%	(1,213)	(4.1)%
Clarion (3)	186	19,014	186	19,598	—	—%	(584)	(3.0)%
Park Inn	13	1,302	8	775	5	62.5%	527	68.0%
WoodSpring Suites	270	32,521	246	29,639	24	9.8%	2,882	9.7%
MainStay Suites	139	10,098	130	9,202	9	6.9%	896	9.7%
Suburban Studios	111	9,137	110	9,332	1	0.9%	(195)	(2.1)%
Everhome Suites	17	1,952	4	449	13	325.0%	1,503	334.7%
Econo Lodge	620	36,149	658	38,602	(38)	(5.8)%	(2,453)	(6.4)%
Rodeway	441	24,669	458	25,756	(17)	(3.7)%	(1,087)	(4.2)%
Total Domestic Franchises	6,223	500,562	6,276	494,083	(53)	(0.8)%	6,479	1.3%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $0.5 million to $7.8 million for the three months ended June 30, 2025 from $7.3 million for the three months ended June 30, 2024. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 48 hotels (from 1,210 hotels as of June 30, 2024 to 1,258 hotels as of June 30, 2025) and 6,858 rooms (from 136,980 rooms as of June 30, 2024 to 143,838 rooms as of June 30, 2025), which was partially offset by a decrease in international RevPAR.
Selling, General and Administrative
Selling, general and administrative expenses increased $0.6 million primarily due to a $2.0 million increase in operating guarantee payments for a portfolio of managed hotels, which was acquired in connection with the Company's purchase of Radisson Hotels Americas, and general increases in costs to operate the franchising business, all of which were partially offset by a $2.4 million litigation settlement that was recognized during the three months ended June 30, 2024.

Other (Gain) Loss
Other (gain) loss increased $7.9 million primarily due to a $3.1 million increase in the Company's deferred compensation assets based on increases in the fair value of the underlying investments, a $1.5 million increase in foreign currency translation gains, and a $3.2 million unrealized loss on investments in equity securities that was recognized during the three months ended June 30, 2024.
Equity in Net Loss (Gain) of Affiliates
Equity in net loss (gain) of affiliates decreased $8.0 million primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain during the three months ended June 30, 2024.

Income Tax Expense
The Company's effective income tax rates were 24.7% and 25.3% for the three months ended June 30, 2025 and 2024, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
Comparison of the Operating Results for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended
	June 30,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$322,154	$323,213
Partnership services and fees	52,445	47,207
Owned hotels	58,088	53,409
Other	35,843	38,024
Revenue for reimbursable costs from franchised and managed properties	290,773	305,252
Total revenues	759,303	767,105
OPERATING EXPENSES
Selling, general and administrative	163,508	160,998
Business combination, diligence and transition costs	446	16,739
Depreciation and amortization	27,172	25,652
Owned hotels	43,479	40,027
Reimbursable expenses from franchised and managed properties	320,169	330,918
Total operating expenses	554,774	574,334
Operating income	204,529	192,771
OTHER EXPENSES AND INCOME, NET
Interest expense	43,978	44,026
Interest income	(3,015)	(4,146)
Other (gain) loss	(4,938)	3,880
Equity in net loss (gain) of affiliates	131	(7,778)
Total other expenses and income, net	36,156	35,982
Income before income taxes	168,373	156,789
Income tax expense	42,105	38,644
Net income	$126,268	$118,145
Results of Operations
For the six months ended June 30, 2025, the Company recognized income before income taxes of $168.4 million, which is an $11.6 million increase from the same period in the prior year. The increase in income before income taxes is primarily due to an $11.8 million increase in operating income and an $8.8 million increase in other (gain) loss, all of which were partially offset by a $7.9 million decrease in equity in net loss (gain) of affiliates.

Operating income increased $11.8 million primarily due to a $5.2 million increase in partnership services and fees and a $16.3 million decrease in business combination, diligence and transition costs, all of which were partially offset by a $3.8 million increase in the net reimbursable deficit from franchised and managed properties, a $2.2 million decrease in other revenue, and a $2.5 million increase in selling, general and administrative expenses.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Domestic royalty fees decreased $2.1 million to $215.8 million for the six months ended June 30, 2025 from $217.9 million for the six months ended June 30, 2024. The decrease in domestic royalty fees was primarily due to a 0.7% domestic system-wide RevPAR decrease as a result of a 0.3% decrease in average daily rates and a 20 basis points decrease in occupancy, which was partially offset by a system-wide 7 basis points increase in the effective royalty rate from 5.04% for the six months ended June 30, 2024 to 5.11% for the six months ended June 30, 2025.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2025			June 30, 2024
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$146.63	55.2%	$80.91	$150.14	56.5%	$84.90	(2.3)%	(130)	bps	(4.7)%
Midscale & Upper Midscale (2)	98.52	54.6%	53.78	99.16	54.9%	54.45	(0.6)%	(30)	bps	(1.2)%
Extended Stay (3)	66.79	69.5%	46.44	62.98	71.5%	45.03	6.0%	(200)	bps	3.1%
Economy (4)	70.73	46.9%	33.19	69.66	46.2%	32.20	1.5%	70	bps	3.1%
Total	$94.48	55.3%	$52.25	$94.79	55.5%	$52.61	(0.3)%	(20)	bps	(0.7)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

International royalty fees increased $0.2 million to $14.4 million for the six months ended June 30, 2025 from $14.2 million for the six months ended June 30, 2024. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system by 48 hotels (from 1,210 hotels as of June 30, 2024 to 1,258 hotels as of June 30, 2025) and 6,858 rooms (from 136,980 rooms as of June 30, 2024 to 143,838 rooms as of June 30, 2025), which was partially offset by a decrease in international RevPar.
Partnership Services and Fees
Partnership services and fees increased $5.2 million primarily due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.
Other Revenues
Other revenues decreased $2.2 million primarily due to a decrease in liquidated damages resulting from the early termination of franchise agreements.
Selling, General and Administrative
Selling, general and administrative expenses increased $2.5 million primarily due to a $2.0 million increase in operating guarantee payments for a portfolio of managed hotels, which was acquired in connection with the Company's purchase of Radisson Hotels Americas, and general increases in costs to operate the franchising business, all of which were partially offset by a $2.4 million litigation settlement that was recognized during the six months ended June 30, 2024.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $16.3 million primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024.

Other (Gain) Loss
Other (gain) loss increased $8.8 million primarily due to an $8.4 million unrealized loss on investments in equity securities that was recognized during the six months ended June 30, 2024.
Equity in Net Loss (Gain) of Affiliates
Equity in net loss (gain) of affiliates decreased $7.9 million primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain during the six months ended June 30, 2024.

Income Tax Expense
The Company's effective income tax rates were 25.0% and 24.6% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rates were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of June 30, 2025, the Company's primary sources of liquidity consisted of $587.5 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of June 30, 2025, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $667.5 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of June 30, 2025. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of June 30, 2025, the Company had 3.0 million shares remaining under the current share repurchase authorization. The projected 2025 annual dividend rate is $1.15 per share or approximately $53.5 million in aggregate dividend payments, which is subject to future declarations by our board of directors.

Cash Flows from Operating Activities
During the six months ended June 30, 2025 and 2024, the net cash provided by operating activities was $116.1 million and $113.6 million, respectively. Our operating cash flows increased $2.5 million primarily due to a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and a decrease in the franchise agreement acquisition cost payments, all of which were partially offset by the timing of working capital items.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the six months ended June 30, 2025 and 2024, the Company's net franchise agreement acquisition costs were $41.5 million and $52.0 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services, such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the six months ended June 30, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $29.4 million and $25.7 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $95.1 million and $62.0 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025 and 2024, investments in owned hotel properties totaled $65.7 million and $50.9 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the six months ended June 30, 2025 and 2024, investments in other property and equipment totaled $18.3 million and $22.7 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the six months ended June 30, 2025 and 2024, the Company invested $9.4 million and $19.5 million, respectively, to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the six months ended June 30, 2025, the Company issued $3.4 million in notes receivable loans and received $2.8 million in notes receivable loan repayments. During the six months ended June 30, 2024, the Company issued $1.5 million in notes receivable loans and received $1.7 million in notes receivable loan repayments.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of June 30, 2025, the Company maintained a total leverage ratio of 2.91x, including outstanding debt of approximately $466.8 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
Dividends
During the six months ended June 30, 2025, the Company paid $26.9 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2025 is projected to be $1.15 per share or approximately $53.5 million in aggregate dividend payments.
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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the six months ended June 30, 2025, the Company repurchased 0.7 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $100.4 million. In total, the Company has repurchased 62.0 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.7 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 95.0 million shares at an average price of $28.81 per share. As of June 30, 2025, the Company had 3.0 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2025, the Company redeemed 0.1 million shares of common stock at a total cost of $9.6 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the six months ended June 30, 2025, the Company received proceeds of $6.4 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the six months ended June 30, 2025, there were no material changes to the critical accounting estimates that were previously disclosed.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $52.6 million and $49.3 million as of June 30, 2025 and December 31, 2024, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of June 30, 2025, the Company had $470.0 million of variable interest rate debt instruments outstanding at an effective interest rate of 5.72%. A hypothetical change of 10% in the Company’s effective interest rate from the June 30, 2025 levels would increase or decrease annual interest expense by $2.7 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any material derivative financial instruments.

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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2025. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	129,106	$143.45	129,106	3,648,021
February 1, 2025 through February 28, 2025	96,825	149.77	96,825	3,551,196
March 1, 2025 through March 31, 2025	230,211	137.68	162,828	3,388,368
April 1, 2025 through April 30, 2025	191,086	125.18	190,693	3,197,675
May 1, 2025 through May 31, 2025	163,110	129.86	162,851	3,034,824
June 1, 2025 through June 30, 2025	1,080	110.90	304	3,034,520
Total	811,418	$135.49	742,607	3,034,520
(1) During the six months ended June 30, 2025, the Company redeemed 68,811 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
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

ITEM 6.EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 26, 2013

3.03(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc., dated May 16, 2024

3.04(c)	Second Amended and Restated Bylaws of Choice Hotels International, Inc., dated as of May 16, 2024

10.1(d)†	Choice Hotels International, Inc. 2025 Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Indicates a management contract or compensatory plan.
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
(d) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated May 15, 2025, filed May 15, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2025	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 6, 2025	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer