Form 10-Q
period 2025-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2025-11-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of October 31, 2025, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 46,272,618.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Franchise and management fees	$193,777	$188,237	$515,931	$511,450
Partnership services and fees	28,868	24,320	81,313	71,527
Owned hotels	33,167	31,936	91,255	85,345
Other	22,094	11,647	57,937	49,671
Revenue for reimbursable costs from franchised and managed properties	169,434	171,824	460,207	477,076
Total revenues	447,340	427,964	1,206,643	1,195,069
OPERATING EXPENSES
Selling, general and administrative	79,610	69,022	243,118	230,020
Business combination, diligence and transition costs	1,494	984	1,940	17,723
Depreciation and amortization	15,760	12,893	42,932	38,545
Owned hotels	23,792	22,343	67,271	62,370
Reimbursable expenses from franchised and managed properties	184,268	170,939	504,437	501,857
Total operating expenses	304,924	276,181	859,698	850,515
Operating income	142,416	151,783	346,945	344,554
OTHER EXPENSES AND (INCOME), NET
Interest expense	23,490	22,038	67,468	66,064
Interest income	(1,435)	(2,411)	(4,450)	(6,557)
Gain from an acquisition of a joint venture	(100,025)	—	(100,025)	—
Gain on sale of assets	(713)	—	(713)	—
Loss on extinguishment of debt	—	331	—	331
Other gains, net	(721)	(4,013)	(5,659)	(133)
Equity in net loss (gain) of affiliates	10,904	(1,310)	11,035	(9,088)
Total other expenses and (income), net	(68,500)	14,635	(32,344)	50,617
Income before income taxes	210,916	137,148	379,289	293,937
Income tax expense	30,920	31,432	73,025	70,076
Net income	$179,996	$105,716	$306,264	$223,861

Basic earnings per share	$3.89	$2.24	$6.59	$4.64
Diluted earnings per share	$3.86	$2.22	$6.52	$4.61

Cash dividends declared per share	$0.2875	$0.2875	$0.8625	$0.8625
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$179,996	$105,716	$306,264	$223,861
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,557)	532	585	292
Other comprehensive (loss) income, net of tax	(1,557)	532	585	292
Comprehensive income	$178,439	$106,248	$306,849	$224,153
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$52,583	$40,177
Accounts receivable (net of allowance for credit losses of $48,284 and $45,610, respectively)	236,499	176,672
Income taxes receivable	20,382	5,419
Notes receivable (net of allowance for credit losses of $6,523 and $5,805, respectively)	95,509	75,501
Prepaid expenses and other current assets	45,374	41,317
Total current assets	450,347	339,086
Property and equipment (net of accumulated depreciation and amortization of $147,450 and $125,903, respectively)	628,260	604,345
Operating lease right-of-use assets	79,029	83,451
Goodwill	304,511	220,187
Intangible assets (net of accumulated amortization of $242,136 and $209,037, respectively)	1,045,510	884,013
Notes receivable (net of allowance for credit losses of $960 and $1,526, respectively)	16,268	32,682
Investments for employee benefit plans, at fair value	49,017	47,603
Investments in affiliates	134,424	117,016
Deferred income taxes	87,975	108,308
Other assets	112,193	93,836
Total assets	$2,907,534	$2,530,527
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$154,224	$134,865
Accrued expenses and other current liabilities	114,902	136,729
Deferred revenue	109,451	102,114
Liability for guest loyalty program	89,965	89,013
Total current liabilities	468,542	462,721
Long-term debt	1,918,504	1,768,526
Long-term deferred revenue	134,622	132,259
Deferred compensation and retirement plan obligations	55,014	53,316
Deferred income taxes	22,914	—
Operating lease liabilities	109,782	113,255
Liability for guest loyalty program	42,681	40,607
Other liabilities	5,701	5,114
Total liabilities	2,757,760	2,575,798
Commitments and contingencies (Note 12)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2025 and December 31, 2024; 46,271,815 and 46,856,567 shares outstanding at September 30, 2025 and December 31, 2024, respectively	951	951
Additional paid-in-capital	397,775	370,201
Accumulated other comprehensive loss	(5,608)	(6,193)
Treasury stock, at cost; 48,793,823 and 48,209,071 shares at September 30, 2025 and December 31, 2024, respectively	(2,510,911)	(2,411,527)
Retained earnings	2,267,567	2,001,297
Total shareholders’ equity (deficit)	149,774	(45,271)
Total liabilities and shareholders’ equity (deficit)	$2,907,534	$2,530,527

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$306,264	$223,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,932	38,545
Depreciation and amortization – reimbursable expenses from franchised and managed properties	14,295	14,314
Franchise agreement acquisition cost amortization	25,020	20,584
Gain from an acquisition of a joint venture	(100,025)	—
Gain on sale of assets	(713)	—
Non-cash share-based compensation and other charges	27,439	32,445
Non-cash interest, investments, and affiliate income, net	(6,131)	(7,529)
Deferred income taxes	(17,713)	(21,086)
Equity in net loss of affiliates, less distributions received	16,424	56
Franchise agreement acquisition costs, net of reimbursements	(62,359)	(84,085)
Change in working capital and other	(60,676)	19,435
Net cash provided by operating activities	184,757	236,540
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(26,927)	(33,620)
Investments in owned hotel properties	(85,307)	(81,239)
Contributions to investments in affiliates	(90,005)	(47,695)
Issuances of notes receivable	(6,351)	(24,405)
Collections of notes receivable	3,036	2,277
Business acquisition, net of cash acquired	(73,395)	—
Proceeds from the sale of assets	52,000	—
Proceeds from sales of equity securities	—	108,149
Distributions from sales of affiliates	44,617	15,850
Other items, net	4,475	(2,680)
Net cash used in investing activities	(177,857)	(63,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	148,482	154,500
Proceeds from the issuance of long-term debt	—	593,574
Proceeds from economic development loans	250	—
Repayment of long-term debt	—	(500,000)
Debt issuance costs	—	(8,069)
Purchases of treasury stock	(112,958)	(348,964)
Dividends paid	(40,194)	(42,488)
Proceeds from the exercise of stock options	7,488	9,279
Net cash provided by (used in) financing activities	3,068	(142,168)
Net change in cash and cash equivalents	9,968	31,009
Effect of foreign exchange rate changes on cash and cash equivalents	2,438	802
Cash and cash equivalents, beginning of period	40,177	26,754
Cash and cash equivalents, end of period	$52,583	$58,565

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds and transferable tax credits	$75,992	$64,734
Interest, net of capitalized interest	$76,338	$56,202
Non-cash investing and financing activities
Dividends declared but not paid	$13,299	$13,499
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$20,441	$19,522

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	31,009	31,009
Other comprehensive income, net of tax	—	—	—	454	—	—	454
Share-based payment activity(1)	252,869	—	4,862	—	6,323	—	11,185
Dividends declared ($0.2875 per share)	—	—	—	—	—	(14,147)	(14,147)
Treasury purchases	(494,910)	—	—	—	(57,372)	—	(57,372)
Balance as of March 31, 2024	49,284,204	$951	$335,612	$(5,217)	$(2,097,840)	$1,773,221	$6,727
Net income	—	—	—	—	—	87,136	87,136
Other comprehensive loss, net of tax	—	—	—	(694)	—	—	(694)
Share-based payment activity(1)	17,095	—	8,561	—	685	—	9,246
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,613)	(13,613)
Treasury purchases	(1,950,432)	—	—	—	(235,581)	—	(235,581)
Balance as of June 30, 2024	47,350,867	$951	$344,173	$(5,911)	$(2,332,736)	$1,846,744	$(146,779)
Net income	—	—	—	—	—	105,716	105,716
Other comprehensive (loss), net of tax	—	—	—	532	—	—	532
Share-based payment activity(1)	63,559	—	12,035	—	2,534	—	14,569
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,499)	(13,499)
Treasury purchases	(455,387)	—	—	—	(56,691)	—	(56,691)
Balance as of September 30, 2024	46,959,039	$951	$356,208	$(5,379)	$(2,386,893)	$1,938,961	$(96,152)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity(1)	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)
Net income	—	—	—	—	—	81,734	81,734
Other comprehensive income, net of tax	—	—	—	2,079	—	—	2,079
Share-based payment activity(1)	29,639	—	11,147	—	1,181	—	12,328
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,304)	(13,304)
Treasury purchases	(355,276)	—	—	—	(45,141)	—	(45,141)
Balance as of June 30, 2025	46,263,374	$951	$387,161	$(4,051)	$(2,511,169)	$2,100,870	$(26,238)
Net income	—	—	—	—	—	179,996	179,996
Other comprehensive income, net of tax	—	—	—	(1,557)	—	—	(1,557)
Share-based payment activity(1)	10,060	—	10,614	—	451	—	11,065
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,299)	(13,299)
Treasury purchases	(1,619)	—	—	—	(193)	—	(193)
Balance as of September 30, 2025	46,271,815	$951	$397,775	$(5,608)	$(2,510,911)	$2,267,567	$149,774
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

The following table presents the effect of the reclassifications on the three and nine months ended September 30, 2024 consolidated statements of income.

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	As previously reported	Reclassification	As reclassified	As previously reported	Reclassification	As reclassified
REVENUES
Franchise and management fees	$147,151	$41,086	$188,237	$394,431	$117,019	$511,450
Initial franchise fees	5,866	(5,866)	—	19,133	(19,133)	—
Partnership services and fees	16,178	8,142	24,320	58,060	13,467	71,527
Owned hotels	31,936	—	31,936	85,345	—	85,345
Other	13,857	(2,210)	11,647	45,251	4,420	49,671
Revenue for reimbursable costs from franchised and managed properties	212,976	(41,152)	171,824	592,849	(115,773)	477,076
Total revenues	427,964	—	427,964	1,195,069	—	1,195,069
OPERATING EXPENSES
Selling, general and administrative	49,077	19,945	69,022	162,697	67,323	230,020
Business combination, diligence and transition costs	984	—	984	17,723	—	17,723
Depreciation and amortization	10,861	2,032	12,893	32,623	5,922	38,545
Owned hotels	22,343	—	22,343	62,370	—	62,370
Reimbursable expenses from franchised and managed properties	192,916	(21,977)	170,939	575,102	(73,245)	501,857
Total operating expenses	276,181	—	276,181	850,515	—	850,515
Operating income	$151,783	$—	$151,783	$344,554	$—	$344,554
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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2024 to September 30, 2025:

(in thousands)
Balance as of December 31, 2024	$216,697
Increases to the contract liability balance due to cash received	110,450
Revenue recognized in the period	(92,947)
Balance as of September 30, 2025	$234,200
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $234.2 million as of September 30, 2025. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $31.8 million and $23.7 million for the three months ended September 30, 2025 and 2024, respectively, and $88.5 million and $79.5 million for the nine months ended September 30, 2025 and 2024, respectively.

3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	September 30, 2025	December 31, 2024
Senior	$99,849	$94,963
Subordinated	15,367	15,433
Unsecured	4,044	5,118
Total notes receivable	$119,260	$115,514
Less: allowance for credit losses	7,483	7,331
Total notes receivable, net of allowance for credit losses	$111,777	$108,183
Current portion, net of allowance for credit losses	$95,509	$75,501
Long-term portion, net of allowance for credit losses	$16,268	$32,682
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Senior	$1,684	$42,280	$—	$—	$—	$55,885	$99,849
Subordinated	1,199	—	3,502	—	—	10,666	15,367
Unsecured	236	124	—	—	748	2,936	4,044
Total notes receivable	$3,119	$42,404	$3,502	$—	$748	$69,487	$119,260
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$7,331	$8,616
Provision (reversal) for credit losses	152	(609)
Recoveries	—	(676)
Ending balance	$7,483	$7,331
During the year ended December 31, 2024, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
As of September 30, 2025 and December 31, 2024, three and one note receivable loans, respectively, with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loan. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $3.2 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2025
Senior	$—	$—	$42,900	$42,900	$56,949	$99,849
Subordinated	—	—	2,264	2,264	13,103	15,367
Unsecured	—	—	384	384	3,660	4,044
	$—	$—	$45,548	$45,548	$73,712	$119,260
As of December 31, 2024
Senior	$—	$—	$15,200	$15,200	$79,763	$94,963
Subordinated	—	—	2,264	2,264	13,169	15,433
Unsecured	—	—	784	784	4,334	5,118
	$—	$—	$18,248	$18,248	$97,266	$115,514
The amortized cost basis of the notes receivable in a non-accrual status was $45.2 million and $17.5 million as of September 30, 2025 and December 31, 2024, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $107.8 million and $103.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 12.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $65.6 million and $66.2 million as of September 30, 2025 and December 31, 2024, respectively. These loans mature at various dates and bear interest at fixed or variable rates.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2025, the Company recognized provisions for credit losses on accounts receivable of $12.4 million in selling, general and administrative expenses, and $8.7 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $11.0 million in selling, general and administrative expenses, and $9.7 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the nine months ended September 30, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $18.4 million. During the year ended December 31, 2024, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $14.4 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.

As of September 30, 2025 and December 31, 2024, the Company had total investments in affiliates in the consolidated balance sheets of $134.4 million and $117.0 million, respectively, which included investments in affiliates that represent VIEs of $134.0 million and $104.2 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended September 30, 2025 and 2024, the Company recognized losses totaling $10.9 million and $0.6 million, respectively, from these investments that represent VIEs. During the nine months ended September 30, 2025 and 2024, the Company recognized losses totaling $12.8 million and gains totaling $5.0 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 12 to these consolidated financial statements.

On July 10, 2025, the Company entered into a joint venture agreement to develop and operate Everhome Suites in certain strategic markets (the "Joint Venture"). The Company contributed $71.6 million in cash to the Joint Venture in exchange for an equity ownership interest. The Company concluded that the Joint Venture represents a VIE. The Company determined that it is not the primary beneficiary of the VIE, however, the Company does exercise significant influence through its equity ownership and as a result, the Company's investment in the Joint Venture is accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets.

Subsequent to the formation of the Joint Venture, the following transactions were completed:
•The Joint Venture entered into a loan facility for up to $500 million. In connection with the loan facility, the Company has provided a limited payment guarantee, which applies to all hotel projects funded by the loan facility, with the applicable guaranteed amount being determined on a hotel project by hotel project basis. The Company’s obligation under the limited payment guarantee with respect to any hotel project is effective upon the earlier of (a) the hotel's opening date or (b) 18 months after the date on which construction first started for the hotel. The maximum exposure to losses related to this limited payment guarantee is described in Note 12 to these consolidated financial statements.
•The Company sold four wholly-owned Everhome Suites hotels under construction to the Joint Venture for an aggregate sale price of $52.0 million, resulting in a gain of $0.7 million which is reported within gain on sale of assets in the consolidated statements of income. Prior to the sale, the four wholly-owned Everhome Suites hotels were reported within property and equipment in the consolidated balance sheets.
•Seven of the Company's unconsolidated affiliates, which the Company previously accounted for under the equity method of accounting, contributed their underlying assets to the Joint Venture. Prior to the transaction, the seven unconsolidated affiliates had an aggregate investment balance of $42.1 million, which was reported within investments in affiliates in the consolidated balance sheets.
On May 24, 2024, one of the Company's unconsolidated affiliates sold its underlying assets. The Company received a distribution from the unconsolidated affiliate and recognized a gain of $7.2 million, which was reported within equity in net gain of affiliates in the consolidated statements of income for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025 and 2024, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.5 million and $3.0 million at September 30, 2025 and December 31, 2024, respectively	$397,493	$397,042
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.2 million and $3.7 million at September 30, 2025 and December 31, 2024, respectively	446,757	446,300
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $10.4 million and $11.2 million at September 30, 2025 and December 31, 2024, respectively	589,643	588,764
$1 billion senior unsecured revolving credit facility with an effective interest rate of 5.65%, less deferred issuance costs of $3.0 million and $3.6 million at September 30, 2025 and December 31, 2024, respectively	484,361	336,420
Economic development loans with an effective interest rate of 3.00% at September 30, 2025	250	—
Total long-term debt	$1,918,504	$1,768,526
Refer to Note 12 and the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

6.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2025 and 2024 were as follows:

(in thousands)
Balance as of December 31, 2024	$(6,193)
Other comprehensive income before reclassification	585
Balance as of September 30, 2025	$(5,608)

(in thousands)
Balance as of December 31, 2023	$(5,671)
Other comprehensive income before reclassification	292
Balance as of September 30, 2024	$(5,379)
Other comprehensive loss, net of tax, for both the nine months ended September 30, 2025 and 2024 relates entirely to foreign currency items, and there were no amounts reclassified from accumulated other comprehensive loss during either period.
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2025 and during the year ended December 31, 2024.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2025
Mutual funds(1)	$46,785	$46,785	$—	$—
Money market funds(1)	4,006	—	4,006	—
Total	$50,791	$46,785	$4,006	$—
As of December 31, 2024
Mutual funds(1)	$43,887	$43,887	$—	$—
Money market funds(1)	5,439	—	5,439	—
Total	$49,326	$43,887	$5,439	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of September 30, 2025 and December 31, 2024, the carrying amounts and the fair values were as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$397,493	$382,324	$397,042	$371,600
2020 Senior Notes due 2031	$446,757	$421,322	$446,300	$405,351
2024 Senior Notes due 2034	$589,643	$614,064	$588,764	$601,836
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
8.    Income Taxes
The Company's effective income tax rates were 14.7% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The Company's effective income tax rates were 19.3% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rates for the three and nine months ended September 30, 2025 were lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and the purchase of transferable tax credits, which were partially offset by the impact of state income taxes. The effective income tax rates for the three and nine months ended September 30, 2024 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
9.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options	$814	$1,319	$3,128	$3,957
Restricted stock	3,318	3,246	9,648	9,959
Performance vested restricted stock units	7,076	5,184	19,800	14,204
Total share-based compensation expense	$11,208	$9,749	$32,576	$28,120
A summary of the share-based award activity during the nine months ended September 30, 2025 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	771,641	$111.15		355,405	$136.67	467,521	$137.74
Granted	—	—		61,269	135.24	147,586	150.94
Performance-based leveraging (1)	—	—		—	—	14,662	120.48
Exercised/vested	(62,025)	107.71		(62,976)	129.44	(116,107)	151.76
Expired	(12,850)	135.92		—	—	—	—
Forfeited	(613)	134.58		(11,381)	125.15	(22,904)	136.71
Outstanding as of September 30, 2025	696,153	$111.02	5.5 years	342,317	$138.43	490,758	$137.85
Options exercisable as of September 30, 2025	560,584	$107.86	5.0 years
(1) Any revisions to the outstanding PVRSUs during the nine months ended September 30, 2025 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the nine months ended September 30, 2025 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months.

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
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$179,996	$105,716	$306,264	$223,861
Income allocated to participating securities	(857)	(540)	(1,478)	(1,135)
Net income available to common shareholders	$179,139	$105,176	$304,786	$222,726
Denominator:
Weighted average shares of common stock outstanding – basic	46,050	46,904	46,226	47,979
Basic earnings per share	$3.89	$2.24	$6.59	$4.64

Numerator:
Net income	$179,996	$105,716	$306,264	$223,861
Income allocated to participating securities	(857)	(540)	(1,478)	(1,135)
Net income available to common shareholders	$179,139	$105,176	$304,786	$222,726
Denominator:
Weighted average shares of common stock outstanding – basic	46,050	46,904	46,226	47,979
Dilutive effect of stock options, PVRSUs, and RSUs	411	454	496	363
Weighted average shares of common stock outstanding – diluted	46,461	47,358	46,722	48,342
Diluted earnings per share	$3.86	$2.22	$6.52	$4.61
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Stock options	202	148	128	231
PVRSUs	38	7	38	7
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

The following tables present the financial information for the Company's segments:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$413,237	$37,611	$(3,508)	$447,340	$395,795	$35,385	$(3,216)	$427,964
Other segment items (1)	211,307	81,365	(3,508)	289,164	215,523	50,981	(3,216)	263,288
Depreciation and amortization	8,723	7,037	—	15,760	6,670	6,223	—	12,893
Operating income (loss)	193,207	(50,791)	—	142,416	173,602	(21,819)	—	151,783
Reconciliation of segment profit or loss:
Interest expense				23,490				22,038
Interest income				(1,435)				(2,411)
Gain from an acquisition of a joint venture				(100,025)				—
Gain on sale of assets				(713)				—
Loss on extinguishment of debt				—				331
Other gains, net				(721)				(4,013)
Equity in net loss (gain) of affiliates				10,904				(1,310)
Income before income taxes				$210,916				$137,148

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,113,262	$103,239	$(9,858)	$1,206,643	$1,109,173	$94,720	$(8,824)	$1,195,069
Other segment items (1)	635,380	191,244	(9,858)	816,766	656,325	164,469	(8,824)	811,970
Depreciation and amortization	23,424	19,508	—	42,932	19,155	19,390	—	38,545
Operating income (loss)	454,458	(107,513)	—	346,945	433,693	(89,139)	—	344,554
Reconciliation of segment profit or loss:
Interest expense				67,468				66,064
Interest income				(4,450)				(6,557)
Gain from an acquisition of a joint venture				(100,025)				—
Gain on sale of assets				(713)				—
Loss on extinguishment of debt				—				331
Other gains, net				(5,659)				(133)
Equity in net loss (gain) of affiliates				11,035				(9,088)
Income before income taxes				$379,289				$293,937

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support it's efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of September 30, 2025, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $36.5 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of September 30, 2025:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of September 30, 2025, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of September 30, 2025, no liability was recognized in the consolidated balance sheets. For the nine months ended September 30, 2025, the Company recognized guarantee payments of $2.0 million in selling, general and administrative expenses in the consolidated statements of income. As of September 30, 2025, the maximum unrecorded exposure of the guarantee was $20.0 million.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of September 30, 2025, the Company had remaining commitments of up to $2.3 million, if certain conditions are met.
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
•The Company has committed to purchase transferable production tax credits generated by a qualified solar energy facility for an aggregate purchase price of approximately $125 million over a ten year period, from 2025 through 2035. The Company’s commitment is contingent upon the satisfaction of certain legal and contractual conditions from the seller, and the continued availability of the credits under federal tax laws. The Company expects to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense each year.

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
13.    Acquisitions
Choice Hotels Canada Acquisition
On July 2, 2025, the Company completed the acquisition (the “Transaction”) of the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. ("Choice Hotels Canada") and amended the existing master franchise agreement for a purchase price of approximately $114.5 million, inclusive of preliminary customary adjustments related to working capital and cash. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. Choice Hotels Canada franchises more than 26,000 rooms in Canada, which have historically been included in the Company's franchised hotel statistics as a result of the prior master franchise agreement. Following the completion of the Transaction, Choice Hotels Canada will have the ability to offer developers access to all of the Company's 22 hotel brands and brand extensions, including the Company's extended stay brands. Prior to the acquisition date, the Company owned 50% of the outstanding shares of Choice Hotels Canada, which was accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets. As a result of the Transaction, Choice Hotels Canada is now a wholly-owned and consolidated subsidiary of the Company, and the Transaction was accounted for as a business combination using the acquisition method.
In connection with the Transaction, the Company remeasured the value of its previously held 50% equity investment to its acquisition date fair value of $114.5 million, which resulted in a gain of approximately $100.0 million that is reported within gain from an acquisition of a joint venture in the consolidated statements of income. The fair value of the previously held equity investment was determined using a market approach based on the cash consideration exchanged for the newly acquired 50% equity interest.
The following is a summary of the purchase consideration transferred:

Purchase Consideration
(in thousands)
Cash consideration transferred for the newly acquired interest	$114,470
Fair value of the previously held interest	114,470
Effective settlement of intercompany payables	3,280
Total consideration, including previously held interest	$232,220
During both the three and nine months ended September 30, 2025, the Company recognized transaction and transition costs of $1.5 million in business combination, diligence and transition costs in the consolidated statements of income.
Preliminary Fair Values of the Assets Acquired and the Liabilities Assumed
The Company allocated the purchase price based upon a preliminary assessment of the fair value of the assets acquired and the liabilities assumed on July 2, 2025. The preliminary fair values are based on management’s estimates and assumptions, using the best information available at the time of this filing. The final valuation and related allocation of the purchase price will be completed no later than 12 months after the closing date of the acquisition. The final acquisition accounting adjustments could be materially different and may include (1) changes in the allocations to the intangible assets as well as goodwill, and (2) other changes to assets and liabilities, such as working capital. The preliminary allocation of the purchase price is as follows:

(in thousands)	July 2, 2025
Assets acquired
Cash and cash equivalents	$44,356
Accounts receivable	10,706
Income taxes receivable	149
Prepaid expenses and other current assets	335
Operating lease right-of-use assets	358
Intangible assets	150,665
Total assets acquired	$206,569

Liabilities assumed
Accounts payable	$5,235
Accrued expenses and other current liabilities	1,926
Deferred revenue - current	333
Liability for guest loyalty program - current	7,194
Deferred income taxes	38,045
Long-term deferred revenue	1,845
Operating lease liabilities	358
Liability for guest loyalty program - noncurrent	5,607
Total liabilities assumed	$60,543

Fair value of net assets acquired	$146,026
Goodwill	86,194
Total consideration, including previously held interest	$232,220
Identified Intangible Assets
The following table presents the estimated fair values of the acquired identified intangible assets and their estimated useful lives:

	Estimated Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Reacquired territory rights	38	$76,523
Franchise agreements	12	74,142
Total intangible assets		$150,665
The reacquired territory rights represent the reacquired rights for the use of certain Choice brands within Canada. The fair value of the reacquired territory rights and the franchise agreements was estimated using a multi-period excess earnings method, which is a variation of the income approach. This method uses the present value of the incremental after-tax cash flows attributable to the intangible asset in order to estimate the fair value. This valuation methodology utilizes Level 3 inputs, and the Company is continuing to assess the assumptions used in estimating these values as well as the respective useful lives, which could result in changes to the provisional values.
Income Taxes
As the Transaction is accounted for as a business combination, deferred tax assets and liabilities are generally recognized on the differences between the fair value of the assets acquired and the liabilities assumed and the tax bases of the assets acquired and the liabilities assumed in the business combination. The Transaction consists of a foreign entity, so the Company asserts an indefinite reinvestment and has not recorded a deferred tax liability on the outside basis difference in its investment.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Choice and Choice Hotels Canada as if the Company had completed the Transaction on January 1, 2024, but using the preliminary fair values of the assets acquired and the liabilities assumed as of the acquisition date. The unaudited pro forma information reflects adjustments relating to (i) the allocation of the purchase price and related adjustments, including the incremental amortization expense based on the preliminary fair values of the intangible assets acquired, (ii) the incremental impact of the senior unsecured revolving credit facility draw on interest expense, (iii) nonrecurring transaction costs, and (iv) the income tax impact of the aforementioned pro forma adjustments.

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

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Revenues	$1,222,972	$1,225,458
Net income (1)	$204,397	$222,300
(1) The gain on the previously held 50% equity interest in Choice Hotels Canada is excluded from the pro forma results of operations.
Choice Hotels Canada Results of Operations
The Company's consolidated statements of income include Choice Hotels Canada's results of operations since the July 2, 2025 acquisition date. Choice Hotels Canada contributed $13.2 million and $5.9 million in total revenues and net income, respectively, for both the three and nine months ended September 30, 2025.
Goodwill
The $86.2 million of goodwill recognized is primarily attributable to the value that the Company expects to realize from the existing customer base, cost synergies, and new agreements signed with new franchisees and developers. The goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is not deductible for tax purposes.
The following table summarizes the carrying amount of the Company's goodwill, including the goodwill arising from the acquisition of Choice Hotels Canada, as of September 30, 2025.

(in thousands)
Goodwill, excluding goodwill arising from the Choice Hotels Canada acquisition	$227,765
Goodwill arising from the Choice Hotels Canada acquisition	86,194
Effect of foreign currency translation	(1,870)
Total goodwill, gross carrying amount	312,089
Accumulated impairment losses	(7,578)
Goodwill, net carrying amount	$304,511

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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 47 countries and territories. As of September 30, 2025, we had 7,515 hotels with 649,677 rooms open and operating, and 897 hotels with 86,441 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Hotel Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Radisson Inn & SuitesSM, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's domestic operations are conducted through direct franchising relationships, the ownership of 15 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the United States. Therefore, our description of our business is primarily focused on the domestic franchising operations, which encompasses the United States.
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
In addition to our hotel franchising business, we have also developed or acquired 15 open and operating hotels. We intend to continue to strategically develop hotels to increase the presence of our newly introduced brands in the United States, drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended September 30, 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $14.8 million. During the three months ended September 30, 2024, revenue for reimbursable costs from franchised and managed properties exceeded reimbursable expenses from franchised and managed properties by $0.9 million. During the nine months ended September 30, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $44.2 million and $24.8 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended
	September 30,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$193,777	$188,237
Partnership services and fees	28,868	24,320
Owned hotels	33,167	31,936
Other	22,094	11,647
Revenue for reimbursable costs from franchised and managed properties	169,434	171,824
Total revenues	447,340	427,964
OPERATING EXPENSES
Selling, general and administrative	79,610	69,022
Business combination, diligence and transition costs	1,494	984
Depreciation and amortization	15,760	12,893
Owned hotels	23,792	22,343
Reimbursable expenses from franchised and managed properties	184,268	170,939
Total operating expenses	304,924	276,181
Operating income	142,416	151,783
OTHER EXPENSES AND (INCOME), NET
Interest expense	23,490	22,038
Interest income	(1,435)	(2,411)
Gain from an acquisition of a joint venture	(100,025)	—
Gain on sale of assets	(713)	—
Loss on extinguishment of debt	—	331
Other gains, net	(721)	(4,013)
Equity in net loss (gain) of affiliates	10,904	(1,310)
Total other expenses and (income), net	(68,500)	14,635
Income before income taxes	210,916	137,148
Income tax expense	30,920	31,432
Net income	$179,996	$105,716
Results of Operations
For the three months ended September 30, 2025, the Company recognized income before income taxes of $210.9 million, which is a $73.8 million increase from the same period in the prior year. The increase in income before income taxes was primarily due to a $100.0 million gain from an acquisition of a joint venture in 2025, which was partially offset by a $12.2 million decrease in the equity in net loss (gain) of affiliates and a $9.4 million decrease in operating income.
Operating income decreased $9.4 million primarily due to a $15.7 million increase in the net reimbursable deficit from franchised and managed properties and a $10.6 million increase in selling, general and administrative expenses, all of which were partially offset by a $10.4 million increase in other revenues, a $5.5 million increase in franchise and management fees, and a $4.5 million increase in partnership services and fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Domestic royalty fees decreased $4.9 million to $126.7 million for the three months ended September 30, 2025 from $131.6 million for the three months ended September 30, 2024. The decrease in domestic royalty fees was primarily due to a 3.2% decrease in domestic system-wide RevPAR as a result of a 2.0% decrease in average daily rates and an 80 basis points decrease in occupancy during the current period, which was partially offset by a system-wide 10 basis points increase in the effective royalty rate from 5.05% for the three months ended September 30, 2024 to 5.15% for the three months ended September 30, 2025.
A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2025			September 30, 2024
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$157.88	62.9%	$99.33	$159.55	64.2%	$102.50	(1.0)%	(130)	bps	(3.1)%
Midscale & Upper Midscale (2)	104.63	60.1%	62.90	106.50	61.0%	64.97	(1.8)%	(90)	bps	(3.2)%
Extended Stay (3)	66.78	71.0%	47.39	65.44	73.3%	47.95	2.0%	(230)	bps	(1.2)%
Economy (4)	73.61	50.1%	36.89	75.66	50.4%	38.13	(2.7)%	(30)	bps	(3.3)%
Total	$100.03	60.3%	$60.33	$102.02	61.1%	$62.32	(2.0)%	(80)	bps	(3.2)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the domestic hotels and rooms by brand in our franchise system as of September 30, 2025 and 2024 was as follows:

	September 30, 2025		September 30, 2024		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	232	38,221	201	22,957	31	15.4%	15,264	66.5%
Cambria Hotels	77	10,520	75	10,226	2	2.7%	294	2.9%
Radisson (1)	51	9,694	61	14,296	(10)	(16.4)%	(4,602)	(32.2)%
Comfort (2)	1,659	130,014	1,669	131,205	(10)	(0.6)%	(1,191)	(0.9)%
Quality Inn	1,584	114,784	1,623	118,361	(39)	(2.4)%	(3,577)	(3.0)%
Country	404	32,435	418	33,327	(14)	(3.3)%	(892)	(2.7)%
Sleep Inn	409	28,588	421	29,610	(12)	(2.9)%	(1,022)	(3.5)%
Clarion (3)	181	18,368	188	19,763	(7)	(3.7)%	(1,395)	(7.1)%
Park Inn	10	1,000	25	2,818	(15)	(60.0)%	(1,818)	(64.5)%
WoodSpring Suites	275	33,130	249	29,989	26	10.4%	3,141	10.5%
MainStay Suites	139	10,049	132	9,459	7	5.3%	590	6.2%
Suburban Studios	115	9,536	110	9,178	5	4.5%	358	3.9%
Everhome Suites	22	2,526	6	685	16	266.7%	1,841	268.8%
Econo Lodge	610	35,477	650	37,955	(40)	(6.2)%	(2,478)	(6.5)%
Rodeway	433	23,965	450	25,365	(17)	(3.8)%	(1,400)	(5.5)%
Total Domestic Franchises	6,201	498,307	6,278	495,194	(77)	(1.2)%	3,113	0.6%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $6.2 million to $14.6 million for the three months ended September 30, 2025 from $8.4 million for the three months ended September 30, 2024. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 77 hotels (from 1,237 hotels as of September 30, 2024 to 1,314 hotels as of September 30, 2025) and 11,612 rooms (from 139,758 rooms as of September 30, 2024 to 151,370 rooms as of September 30, 2025), an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Partnership Services and Fees
Partnership services and fees increased $4.5 million due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.

Other Revenues
Other revenues increased $10.4 million primarily due to an increase in liquidated damages resulting from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased $10.6 million primarily due to $1.1 million of expenses to operate Choice Hotels Canada during the three months ended September 30, 2025, a $1.0 million increase in costs related to the global ERP system implementation, and increases in other general costs to operate the franchising business.
Gain from an Acquisition of a Joint Venture
During the three months ended September 30, 2025, the Company recognized a $100.0 million gain on the fair value remeasurement of its previously held 50% equity investment in Choice Hotels Canada as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.
Equity in Net Loss (Gain) of Affiliates
Equity in net loss (gain) of affiliates decreased $12.2 million primarily due to $6.5 million of non-recurring joint venture formation transaction costs associated with the Company entering into a new joint venture agreement, and a new loan facility, to develop and operate Everhome Suites in certain strategic markets during the three months ended September 30, 2025 and a $1.9 million decrease in equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada during the three months ended September 30, 2025.

Income Tax Expense
The Company's effective income tax rates were 14.7% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rate for the three months ended September 30, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and the purchase of transferable tax credits, all of which were partially offset by the impact of state income taxes. The effective income tax rate for the three months ended September 30, 2024 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

Comparison of the Operating Results for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$515,931	$511,450
Partnership services and fees	81,313	71,527
Owned hotels	91,255	85,345
Other	57,937	49,671
Revenue for reimbursable costs from franchised and managed properties	460,207	477,076
Total revenues	1,206,643	1,195,069
OPERATING EXPENSES
Selling, general and administrative	243,118	230,020
Business combination, diligence and transition costs	1,940	17,723
Depreciation and amortization	42,932	38,545
Owned hotels	67,271	62,370
Reimbursable expenses from franchised and managed properties	504,437	501,857
Total operating expenses	859,698	850,515
Operating income	346,945	344,554
OTHER EXPENSES AND (INCOME), NET
Interest expense	67,468	66,064
Interest income	(4,450)	(6,557)
Gain from an acquisition of a joint venture	(100,025)	—
Gain on sale of assets	(713)	—
Loss on extinguishment of debt	—	331
Other gains, net	(5,659)	(133)
Equity in net loss (gain) of affiliates	11,035	(9,088)
Total other expenses and (income), net	(32,344)	50,617
Income before income taxes	379,289	293,937
Income tax expense	73,025	70,076
Net income	$306,264	$223,861
Results of Operations
For the nine months ended September 30, 2025, the Company recognized income before income taxes of $379.3 million, which is an $85.4 million increase from the same period in the prior year. The increase in income before income taxes was primarily due to a $100.0 million gain from an acquisition of a joint venture in 2025 and a $5.5 million increase in other gains, net, which was partially offset by a $20.1 million decrease in equity in net loss (gain) of affiliates.
Operating income increased $2.4 million primarily due to a $9.8 million increase in partnership services and fees, an $8.3 million increase in other revenues, and a $15.8 million decrease in business combination, diligence and transition costs, all of which were partially offset by a $19.4 million increase in the net reimbursable deficit from franchised and managed properties and a $13.1 million increase in selling, general and administrative expenses.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Domestic royalty fees decreased $6.9 million to $342.5 million for the nine months ended September 30, 2025 from $349.4 million for the nine months ended September 30, 2024. The decrease in domestic royalty fees was primarily due to a 1.7% decrease in domestic system-wide RevPAR as a result of a 1.0% decrease in average daily rates and a 40 basis points decrease in occupancy, which was partially offset by a system-wide 7 basis points increase in the effective royalty rate from 5.05% for the nine months ended September 30, 2024 to 5.12% for the nine months ended September 30, 2025.

A summary of the operating performance for the Company's domestic franchised hotels, organized by chain scale, was as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2025			September 30, 2024
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$150.69	57.7%	$87.01	$153.61	59.2%	$90.87	(1.9)%	(150)	bps	(4.2)%
Midscale & Upper Midscale (2)	100.67	56.4%	56.81	101.81	57.0%	57.98	(1.1)%	(60)	bps	(2.0)%
Extended Stay (3)	66.66	70.0%	46.68	63.83	72.1%	46.03	4.4%	(210)	bps	1.4%
Economy (4)	71.71	48.0%	34.42	71.77	47.6%	34.16	(0.1)%	40	bps	0.8%
Total	$96.41	57.0%	$54.94	$97.38	57.4%	$55.87	(1.0)%	(40)	bps	(1.7)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
International royalty fees increased $6.4 million to $29.0 million for the nine months ended September 30, 2025 from $22.6 million for the nine months ended September 30, 2024. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system, an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Partnership Services and Fees
Partnership services and fees increased $9.8 million primarily due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.
Other Revenues
Other revenues increased $8.3 million primarily due to an increase in liquidated damages resulting from the early termination of franchise agreements and other franchising revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased $13.1 million primarily due to $1.1 million of expenses to operate Choice Hotels Canada during the nine months ended September 30, 2025, a $3.1 million increase in costs related to the global ERP system implementation, a $2.0 million increase in operating guarantee payments for a portfolio of managed hotels which was acquired in connection with the Company's purchase of Radisson Hotels Americas, and increases in other general costs to operate the franchising business, all of which were partially offset by a $2.4 million litigation settlement that was recognized during the nine months ended September 30, 2024.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $15.8 million primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024, which was partially offset by the transaction costs associated with the acquisition of Choice Hotels Canada that were recognized during the nine months ended September 30, 2025.
Gain from an Acquisition of a Joint Venture
During the nine months ended September 30, 2025, the Company recognized a $100.0 million gain on the fair value remeasurement of its previously held 50% equity investment in Choice Hotels Canada as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.
Other Gains, net
Other gains, net increased $5.5 million primarily due to a net loss of $8.3 million on the sales of equity securities during the nine months ended September 30, 2024, which was partially offset by dividend income of $1.5 million that was recognized during the nine months ended September 30, 2024.

Equity in Net Loss (Gain) of Affiliates
Equity in net loss (gain) of affiliates decreased $20.1 million primarily due to $6.5 million of non-recurring joint venture formation transaction costs that were associated with the Company entering into a new joint venture agreement, and a new loan facility, to develop and operate Everhome Suites in certain strategic markets during the nine months ended September 30, 2025, a $2.3 million decrease in equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada during the nine months ended September 30, 2025, and a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain during the nine months ended September 30, 2024.

Income Tax Expense
The Company's effective income tax rates were 19.3% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate for the nine months ended September 30, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and the purchase of transferable tax credits, all of which were partially offset by the impact of state income taxes. The effective income tax rate for the nine months ended September 30, 2024 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

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
As of September 30, 2025, the Company's primary sources of liquidity consisted of $564.2 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of September 30, 2025, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer financing, investment, and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these financial support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $662.8 million in financial support of the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of September 30, 2025. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future financial support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of September 30, 2025, the Company had 3.0 million shares remaining under the current share repurchase authorization. The projected 2025 annual dividend rate is $1.15 per share or approximately $53.5 million in aggregate dividend payments, which is subject to future declarations by our board of directors.

Cash Flows from Operating Activities
During the nine months ended September 30, 2025 and 2024, the net cash provided by operating activities was $184.8 million and $236.5 million, respectively. Our operating cash flows decreased $51.8 million primarily due to the timing of working capital items, timing of cash paid for income taxes as a result of the purchase of transferrable production tax credits, all of which were partially offset by a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024 and a decrease in the franchise agreement acquisition cost payments.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the nine months ended September 30, 2025 and 2024, the Company's net franchise agreement acquisition costs were $62.4 million and $84.1 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation system fees to be used by the Company for the expenses associated with providing franchise services, such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the nine months ended September 30, 2025 and 2024, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $44.2 million and $24.8 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $177.9 million and $63.4 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025 and 2024, investments in owned hotel properties totaled $85.3 million and $81.2 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the nine months ended September 30, 2025 and 2024, investments in other property and equipment totaled $26.9 million and $33.6 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the nine months ended September 30, 2025 and 2024, the Company invested $90.0 million and $47.7 million, respectively, to support these efforts. During the nine months ended September 30, 2025 and 2024, the Company received distributions from these affiliates totaling $44.6 million and $15.9 million, respectively. During the nine months ended September 30, 2025, the Company received net cash proceeds of $52.0 million from the sale of four wholly-owned Everhome Suites under construction to a joint venture. Refer to Note 4 for more information.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2025, the Company issued $6.4 million in notes receivable loans and received $3.0 million in notes receivable loan repayments. During the nine months ended September 30, 2024, the Company issued $24.4 million in notes receivable loans and received $2.3 million in notes receivable loan repayments.
On July 2, 2025, the Company acquired the remaining 50% of the outstanding shares of Choice Hotels Canada for a purchase price, net of the cash acquired, of $73.4 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility.
During the nine months ended September 30, 2024, the Company received cash proceeds of $108.1 million from the sale of equity securities.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of September 30, 2025, the Company maintained a total leverage ratio of 2.84x, including outstanding debt of approximately $484.4 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
Economic Development Loans
The Company entered into certain economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in November 2023. In accordance with these agreements, as of September 30, 2025, the governmental entities advanced $0.3 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. These advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions, which are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion or all of the advances including accrued interest by April 1st following the measurement date. Any outstanding advances at the expiration of the Company's corporate headquarters lease in 2035 will be forgiven in full. The advances will be presented in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions have been met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company is in compliance with all applicable current performance conditions as of September 30, 2025.
Dividends
During the nine months ended September 30, 2025, the Company paid $40.2 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual dividends for the year ended December 31, 2025 is projected to be $1.15 per share or approximately $53.5 million in aggregate dividend payments.
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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the nine months ended September 30, 2025, the Company repurchased 0.7 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $100.4 million. In total, the Company has repurchased 62.0 million shares of its common stock (including 33.0 million shares prior to the two-for-one stock split effected in October 2005) under the share repurchase program at a total cost of $2.7 billion. Considering the effect of the two-for-one stock split, the Company has repurchased 95.0 million shares at an average price of $28.81 per share. As of September 30, 2025, the Company had 3.0 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2025, the Company redeemed 0.1 million shares of common stock at a total cost of $9.8 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the nine months ended September 30, 2025, the Company received proceeds of $7.5 million from stock options exercised by employees.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the nine months ended September 30, 2025, there were no material changes to the critical accounting estimates that were previously disclosed.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, domestic and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future domestic or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; foreign currency fluctuations; variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; the United States federal government funding lapse and related government shutdown; impairments or declines in the value of our assets; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; climate change and sustainability related concerns; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $50.8 million and $49.3 million as of September 30, 2025 and December 31, 2024, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of September 30, 2025, the Company had $487.3 million of variable interest rate debt instruments outstanding at an effective interest rate of 5.65%. A hypothetical change of 10% in the Company’s effective interest rate from the September 30, 2025 levels would increase or decrease annual interest expense by $2.8 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
During the third quarter of 2025, the Company completed the implementation of a new enterprise resource planning (“ERP”) and enterprise performance management ("EPM") system. The implementation of the new ERP and EPM system resulted in changes to our processes and procedures. Although we expect that these changes will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes to meet our organization’s needs, there are inherent risks in implementing any ERP or EPM system, and we will continue to evaluate and test the internal control changes. The implementation of the new ERP and EPM system was not made in response to any deficiencies in our internal controls.

There were no other changes in the Company's internal control over financial reporting during the period ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2025. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	129,106	$143.45	129,106	3,648,021
February 1, 2025 through February 28, 2025	96,825	149.77	96,825	3,551,196
March 1, 2025 through March 31, 2025	230,211	137.68	162,828	3,388,368
April 1, 2025 through April 30, 2025	191,086	125.18	190,693	3,197,675
May 1, 2025 through May 31, 2025	163,110	129.86	162,851	3,034,824
June 1, 2025 through June 30, 2025	1,080	110.90	304	3,034,520
July 1, 2025 through July 31, 2025	—	—	—	3,034,520
August 1, 2025 through August 31, 2025	1,619	124.50	—	3,034,520
September 1, 2025 through September 30, 2025	—	—	—	3,034,520
Total	813,037	$135.47	742,607	3,034,520
(1) During the nine months ended September 30, 2025, the Company redeemed 70,430 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
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

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2025	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 5, 2025	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer