Form 10-K
period 2025-12-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2026-02-19
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________
FORM 10-K
 _______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of common stock of Choice Hotels International, Inc. held by non-affiliates was $3,445,513,422 as of June 30, 2025 based upon a closing price of $126.88 per share.
As of February 10, 2026, the number of shares outstanding of Choice Hotels International, Inc.’s common stock was 45,971,393.
DOCUMENTS INCORPORATED BY REFERENCE.
Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference under Part III of this Form 10-K.

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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, U.S. and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future U.S. or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; the potential impact of new laws and regulations generally, including, without limitation, those relating to taxes, wages, labor and immigration; foreign currency fluctuations; changes in global interest rates and rate differentials; variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; the federal government funding lapse and related government shutdowns; impairments or declines in the value of our assets; our assumptions underlying our critical accounting estimates; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; introduction and integration of artificial intelligence technologies; climate change; our sustainability strategy; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; political instability, conflicts and terrorism; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
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
Item 1.Business
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 50 countries and territories. As of December 31, 2025, we had 7,575 hotels with 656,825 rooms open and operating, and 825 hotels with 77,862 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Radisson Inn & SuitesSM, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's U.S. operations are primarily conducted through direct franchising relationships, the ownership of 10 Cambria, four Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the U.S. Therefore, our description of our business is primarily focused on the U.S. operations.
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
Because our primary focus is hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the royalty rates in our franchise contracts. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our franchisees and guests.
The primary factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories, growth in the number of hotel rooms owned and under franchise, occupancy and room rates achieved by the hotels in our system, the average royalty rates achieved in our franchise agreements, the level of franchise sales and relicensing activity, the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests, and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those hotel properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. Accordingly, over the long-term, the continued growth of our franchise business should enable us to realize the benefits from the operating leverage in place and improve our operating results.
We are required by our franchise agreements to use the marketing and reservation fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and the costs to maintain our central reservations systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promote long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases the franchise fees earned by the Company. Additionally, the Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer.
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
We believe that executing on our strategic priorities creates value for our shareholders. Our Company focuses on the following strategic priorities:
Profitable Growth - Our success is dependent on improving the performance of our hotels, increasing the size of our system by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our royalty rates, expanding our qualified vendor and partnership programs and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, and qualified vendor relationships and partnerships with companies that provide products and services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many different types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
In addition to our hotel franchising business, we have also developed or acquired 10 Cambria, four Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites open and operating hotels. Owning hotels allows us to increase the presence of our newly introduced brands in the U.S., drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts primarily focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
The Company also allocates capital to financing, investment, and guaranty support to incentivize franchise development for certain brands in strategic markets. The timing and amount of these investments are subject to market and other conditions.
We believe our growth investments and strategic priorities, when properly implemented, will enhance our profitability, maximize our financial returns, and continue to generate value for our shareholders.
Our direct real estate exposure is currently limited to activity in the U.S., including our owned hotel assets open and under development. In addition, our development activities that involve financing, equity investments, and guaranty support to hotel developers create limited additional exposure to the real estate markets. For additional information, refer to the Investing Activities caption in the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
•Ownership requires a substantial capital commitment and involves the most risk but offers high returns due to the owner’s ability to influence its margins by driving RevPAR, managing operating expenses, and providing financial leverage. The ownership model has a high fixed-cost structure that results in a high degree of operating leverage relative to RevPAR performance. As a result, profits escalate rapidly in a lodging up-cycle but erode quickly in a lodging downturn as costs rarely decline as fast as revenue. Profits from an ownership model increase at a greater rate from RevPAR growth that is attributable to ADR growth rather than from occupancy gains since there are more incremental costs associated with higher guest volumes as compared to higher pricing.

•Franchisors license their brands to a hotel owner, giving the hotel owner the right to use the brand name, logo, operating practices, and reservations systems in exchange for a fee and an agreement to operate the hotel in accordance with the franchisor’s brand standards. Under a typical franchise agreement, the hotel owner pays the franchisor an initial fee, a percentage-of-revenue royalty fee, and a marketing & reservation fee. A franchisor’s revenues are dependent on the number of rooms in its system and the top-line revenue performance of those hotels. Earnings drivers include RevPAR increases, unit growth, and royalty rate improvement. Franchisors enjoy significant operating leverage in their business model since it typically costs little to add a new hotel franchise to an existing system. Franchisors normally benefit from higher industry supply growth because unit growth usually outpaces lower RevPAR resulting from excess supply. As a result, franchisors benefit from both RevPAR growth and supply increases, which aids in reducing the impact of lodging industry economic cycles.
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
Hotel room supply growth is cyclical as hotel construction responds to interest rates, construction and material supply conditions, capital availability, and industry fundamentals. Historically, the lodging industry has added hotel rooms to its inventory through new construction due largely to favorable lending environments that encouraged hotel development. Typically, hotel development continues during favorable lending environments until the increase in room supply outpaces demand. The excess supply eventually results in lower occupancies, which results in hoteliers reducing room rates to stimulate demand, and reduced hotel development. Over time, the slow growth in hotel supply results in increased occupancy rates and allows hotels to again increase room rates. The increase in occupancy and room rates serves as a catalyst for increased hotel development.
As a franchisor with 7,575 opened hotels, including ownership of 17 hotels and management of 13 hotels (inclusive of four owned hotels), we believe we are generally well positioned in any stage of the lodging cycle as our fee-for-service business model has historically delivered predictable and profitable, long-term growth in a variety of lodging and economic environments. We have historically benefited from both the RevPAR gains typically experienced in the early stages of recovery as our revenues are based on our franchisees’ gross room revenues, and the supply growth normally occurring in the later stages as we increase our portfolio size.
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
Economics of the Franchising Business - The fee and cost structure of our business provides opportunities for us to improve operating results by increasing the number of franchised hotel rooms, improving RevPAR performance, and increasing the royalty rates in our franchise contracts. As a hotel franchisor, we derive our revenue primarily from various franchise fees, which consist primarily of an initial fee and ongoing royalty, marketing, and reservation fees that are typically based on a percentage of the franchised hotel’s gross room revenues. The initial fee and the ongoing royalty portion of the franchise fees are intended to cover our operating expenses, which are the expenses incurred in business development, quality assurance, administrative support, certain franchise services, and to provide us with operating profits. The marketing and reservation fees are used for the expenses associated with marketing, media, advertising, providing a central reservation system, and certain franchise services.
Our fees depend on the number of rooms in our system, the gross room revenues generated by our franchisees, and the royalty rates in our franchise contracts. We enjoy significant operating leverage since the variable operating costs associated with the franchise system growth of our established brands have historically been less than the incremental fees generated from new franchises. We believe that our business is well positioned in the lodging industry since we generally benefit from both increases in RevPAR and unit growth from new hotel construction or conversion of existing hotel assets into our system. In addition, improving business delivery to our franchisees should allow us to improve the royalty rates in our franchise contracts.
Our family of well-known and diversified brands positions us well within the lodging industry. Our new hotel development brands, such as Cambria Hotels, Comfort, Sleep Inn, WoodSpring Suites, Everhome Suites, and Country Inn & Suites, offer hotel developers an array of choices at various price points for transient and extended stay business during periods of supply growth in the various hotel chain scale categories. Certain of our brands, such as Quality, Clarion Pointe, Ascend Collection, Econo Lodge, and Radisson, offer conversion opportunities during both industry contraction and growth cycles to independent operators and non-Choice affiliated hotels who desire to affiliate with our brands and take advantage of the services we have to offer.
Strategy - Our mission is a commitment to franchisee profitability by providing our franchisees with hotel franchises that strive to generate the highest return on investment of any hotel franchise. Our business strategy is to create franchise system growth by leveraging Choice’s large and well-known hotel brands, franchise sales capabilities, effective marketing and reservation delivery efforts, training and education programs, RevPAR enhancing services, and technologies and financial strength created by our significant free cash flow. We believe that our brands’ growth will be driven by our ability to create a compelling return on investment for our franchisees. Our strategic objective is to improve the profitability of our franchisees by providing services which increase business delivery, enhance RevPAR, reduce hotel operating and development costs, and/or improve guest satisfaction. Specific elements of our strategy include building strong brands, delivering exceptional services, reaching more consumers, and leveraging our size, scale, and distribution to reduce costs for hotel owners. We believe that by focusing on these elements we can increase the gross room revenues generated by our franchisees by increasing the business delivered to existing franchisees and expanding our market share of franchised hotels in the chain scale categories in which we operate or seek to operate. Improving the desirability of our brands should also allow us to continue to improve the royalty rates in our franchise contracts.

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
The Company intends to continue to increase awareness of its brands through its national marketing campaigns and continual enhancements to its loyalty program, including promotions. These campaigns are intended to generate a compelling message to consumers to create even greater awareness for our brands with the ultimate goal of driving business through our central reservation system. Local and regional co-op marketing campaigns will continue to be utilized to leverage the national marketing programs to drive business to our franchised properties at a local level. We expect our efforts at marketing directly to individual guests and corporate customers will continue to be enhanced through the use of our customer relationship management technology and programs, as well as our field-based sales agents that are focused on increasing our share of business travelers. Our continued focus on overall brand quality coupled with our marketing initiatives is designed to stimulate room demand for our franchised hotels through improved guest awareness and satisfaction.
Our central reservations system is a critical technology used to deliver guests to our franchisees through multiple channels, including our call centers, proprietary web and mobile sites, global distribution systems (e.g., SABRE, Amadeus), online travel agents ("OTAs") (e.g., Expedia, Booking.com), and internet referral or booking services (e.g., Kayak, Tripadvisor). We believe our well-known brands, combined with our relationships with many internet distribution websites, benefits our franchisees by facilitating increased rate and reservations delivery, and reducing costs and operational complexity.
Leveraging Size, Scale, and Distribution - We continually focus on identifying methods to utilize our significant platform of hotels in our system and our relationships with hospitality-related vendors and partnerships with travel-related providers in order to reduce costs and increase returns for our franchisees. We are focused on expanding our business through key partnerships, new technology, and other key franchisee resources, which is reflected in our partnership services and fees revenues. The expansion of these relationships has enabled us to further drive our top-line revenue and deliver tangible value-added solutions to our hotel owners and customers. For example, we create relationships with qualified vendors to: (i) make low-cost products available to our franchisees, (ii) streamline the purchasing process, and (iii) maintain brand standards and consistency. We also create relationships with key partners to market their services directly to our guests. These relationships provide value-added travel-related services to our guests and generate revenues for the Company. We continue to expand these relationships and identify new methods for decreasing hotel operating costs by increasing penetration within our existing franchise system and enhancing our existing vendor relationships and/or creating new vendor relationships. We believe our efforts to leverage the Company’s size, scale, and distribution benefit the Company by enhancing brand quality and consistency, improving our franchisees returns and satisfaction, and generating partnership services and fees revenues.
Industry Positioning
Our brands offer consumers and developers a wide range of options for transient and extended stay customers, including economy, midscale, upper midscale, upscale, and upper upscale hotels. Our brands consist of the following:
Clarion - Clarion helps owners of existing assets with food and beverage capabilities achieve strong returns with reasonable investment. Clarion allows a more focused and efficient food and beverage operational model that works well with a variety of conversion property configurations. Clarion helps business and leisure guests "Get Together Here™" by providing meeting/banquet facilities, restaurants, and lounges. Amenities include free high-speed internet access, a pool or fitness center, and a business center. The principal competitor brands include Holiday Inn and Ramada.
Clarion Pointe - Clarion Pointe is ideal for owners who want to strategically reposition their limited-service property into a brand with strong awareness and a concept that satisfies the expectations of emerging travelers. The hotels offer guests a convenient and affordable experience with elevated essentials in just the right places, including contemporary design touches, curated food and beverage options, and on-demand connectivity. The principal competitor brands include Best Western and Wingate.
Comfort - The Comfort brand family is the flagship brand in the Choice Hotels portfolio and is inclusive of Comfort Inn, Comfort Suites, and Comfort Inn & Suites. Comfort is an upper midscale brand that allows guests to unlock the joy of traveling while enabling owners to capitalize on a trusted brand with proven performance and market leadership. The properties offer guest rooms and public spaces that can transform from day to night or business to leisure – blending form and function to optimize the guest experience and the owner’s investment. The principal competitor brands include Hampton by Hilton, Holiday Inn Express, and Fairfield by Marriott.
Country Inn & Suites by Radisson - Country Inn & Suites delivers “generous hospitality with touches of home”, creating heartfelt experiences for travelers through inviting design, thoughtful touches, and genuine service. Guests enjoy a mix of spacious standard rooms and suites, cozy seating by the living room fireplace, and complementary offerings including a hot breakfast, all-day coffee and tea, freshly baked cookies upon arrival, free Wi-Fi, and printer access. Country Inn & Suites properties are equipped with fitness and laundry facilities, outdoor patios with fire pit features, casual workspaces, swimming pools, and meeting spaces. Guests feel cared for and valued at Country Inn & Suites, enabling them to maintain their routines while away from home. The principal competitor brands include Holiday Inn Express, Fairfield by Marriott, Best Western Plus, and Hampton by Hilton.
Sleep Inn - A new-construction brand, every Sleep Inn hotel is built with a specific vision in mind, which is to be a sanctuary for travelers as well as a cost-efficient property to build, operate, and maintain. Every Sleep Inn hotel offers thoughtful touches designed to help enhance our guests well-being and "Dream Better Here®." Guests find a perfectly dreamy hotel environment, with nature-inspired design elements, that create a relaxed and serene stay, providing both business and leisure travelers with free Wi-Fi, free hot breakfast, lifestyle amenities to support a "Better Night’s Rest®", and an exercise room and/or pool. The principal competitor brands include Baymont and Best Western.
Quality Inn - Quality helps both guests and owners "Get Your Money's Worth™" in the midscale chain scale category. Quality hotels provide clean, comfortable, and affordable accommodations, as well as the "Value Qs" of a Q Bed, Q Breakfast, Q Shower, Q Service, and Q Essentials. The brand delivers warm, friendly service, a hot breakfast, and premium bedding. The principal competitor brands include Days Inn, Baymont, La Quinta, Best Western, and Ramada.
Park Inn by Radisson - Park Inn by Radisson is Choice Hotels' premium value conversion brand focused on delivering the basics to "brighten up the stay". The properties feature a smoke-free environment, fast and free Wi-Fi, ample charging outlets, and hot coffee with a convenient grab-and-go breakfast, all of which are complemented by a bright welcome and friendly service. The principal competitor brands include Days Inn, Baymont, and SureStay.
Everhome Suites - Everhome Suites operates in the midscale extended stay chain scale category, offering developers a value-engineered new construction prototype for entry into major markets. Everhome Suites provides a “Closer to Home” experience, empowering longer staying guests to stay productive and feel connected while away from home. All suites include a fully equipped kitchen with defined spaces to work, relax, and eat. Larger one-bedroom suites come equipped with in-unit washers and dryers, larger kitchens, and a dedicated bedroom. Guests have access to free high-speed internet, a modern fitness room with Peloton stationary bikes, outdoor amenity space with grills and fire pits, 24/7 laundry facilities, and weekly housekeeping service. Each hotel also has a “Homebase Market” with food, drink, and personal items available for purchase. Small kitchen appliances are available to check out at the front desk through the “Homebase Essentials” program. The principal competitor brands include Candlewood Suites, Stay APT, Extended Stay America Premier Suites, StudioRes, and LivSmart.
WoodSpring Suites - WoodSpring Suites are all new construction, value-engineered hotels that operate in the economy extended stay chain scale category. WoodSpring developers adhere to strict prototype and design specifications and an operating model that embodies WoodSpring’s promise of “It’s Simple. Done Better.” Every suite includes a well-designed kitchen, seating area, and a free premium movie channel. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, MyPlace, Studio 6, Echo Suites, and LivAway.
MainStay Suites - MainStay Suites operates in the midscale extended stay chain scale category, offering developers flexible conversion and new construction opportunities in a variety of market types. The MainStay Suites guest experience delivers on a "Live Like Home" promise for guests traveling for business or pleasure whose stays are longer than a few nights. All guest rooms feature fully equipped kitchens as well as separate lounges and work areas. MainStay Suites offer free high-speed internet, an exercise room, 24/7 laundry facilities, and weekly housekeeping. Each hotel also has a "MainStay Marketplace" where guests may purchase a variety of food and sundry items. Guests also have complimentary access to small kitchen appliances through the "Things I Use at Home" program. The principal competitor brands include Candlewood Suites, Extended Stay America Premier Suites, My Place Hotels, StudioRes, and LivAway.
Suburban Studios - Suburban Studios operate in the economy extended stay chain scale category, offering developers access to this category through flexible conversion options. Suburban Studios’ “longer stays made easy” philosophy provides value-conscious, long staying guests with clean, comfortable rooms, friendly service, and the amenities they need. All guestrooms provide in-room kitchens. Guests have access to free high-speed internet, 24/7 laundry facilities, and bi-weekly housekeeping. The principal competitor brands include Extended Stay America, InTown Suites, HomeTowne Studios, SureStay Studios, Studio 6, and Echo Suites.
Radisson Blu - Radisson Blu hotels offer full-service, upper upscale accommodations that are redefining the hospitality experience. Scandinavian-inspired minimalist design prioritizes comfort and distinctiveness in the guestrooms, in addition to unique dining concepts, multipurpose workspaces with complimentary Wi-Fi, smart TVs, and wellness facilities. Radisson Blu hotels are located in urban and resort locations in key RevPAR markets. The principal competitor brands include Le Meridien and Kimpton.
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
Cambria Hotels - Cambria Hotels is a select service hotel brand that operates in the upscale chain scale category, targeting the top primary market locations and secondary markets with a mix of business and leisure demand. Cambria offers guests a distinct experience with simple, guilt-free indulgences and little luxuries allowing them to stay at their best while on the road. The environment matches our guests' casual lifestyles and tailors to the needs of the modern traveler. The properties feature a compelling design inspired by the location, spacious and comfortable rooms, spa inspired bathrooms, outdoor spaces featuring pools and rooftop bars (in select locations), flexible meeting space, enhanced beverage options, and small plates with flavors inspired by the destination. The principal competitor brands include Courtyard by Marriott, Aloft, Hyatt Place, Hotel Indigo, AC Hotels, and Hilton Garden Inn.
Ascend Collection - Ascend Collection is a global collection brand offering resort, boutique, and historic properties that are deeply connected to the character of their destinations. Ascend Collection empowers upscale hotels to retain their individual brand equity and identity while enjoying access to Choice Hotels' global distribution, technology, performance support services, training, and loyalty benefits. For independent hotels, Ascend Collection offers a platform for customer acquisition, delivery and distribution, volume purchasing benefits, and operational efficiencies. The properties can be found in suburban, small town, and resort locations. The principal competitor brands include BW Signature Collection, BW Premier Collection, Trademark, Voco, Series by Marriott, and Outset Collection by Hilton.
Radisson RED - An upscale, select service hotel brand, Radisson RED is characterized by a love of bold design, social connectedness, and playful twists on the conventional. These urban hotels inject new life into hospitality through informal services where anything goes. The properties have vibrant designs, encourage social sharing, and easily switch from work to play and back. Connected, trend-savvy travelers will love this unique opportunity to tailor their stay to their style. The principal competitor brands include Moxy, Citizen M, and Aloft Hotels.
Radisson Individuals - Radisson Individuals is an upscale collection brand that brings together independent and boutique hotels, inspiring curious travelers to uncover the untold stories of each destination. Blending a spirit of exploration with service excellence, these hotels offer curated amenities like distinctive dining and wellness facilities. Found in urban, suburban, and resort locations, the principal competitor brands include Autograph Collection, Curio, JdV, Tapestry, and Tribute.
Radisson - Radisson is a full-service hotel brand offering an upscale experience designed for today’s modern travelers. Striking the perfect balance between dependability and discovery, Radisson meets the evolving needs of guests with functional guestrooms, upscale on-site services such as modern fitness facilities, restaurants and bars, and free Wi-Fi. It provides a steady, dependable base from which guests can work, connect, discover, and rest. Radisson hotels are found in key urban, suburban, resort, and airport locations. The principal competitor brands include DoubleTree by Hilton, Delta Hotels, and Crowne Plaza.
Econo Lodge - Econo Lodge offers an “easy stop on the road” for value-oriented travelers. Free high-speed internet, bedside recharge outlets, in-room refrigerators, and complimentary morning coffee position Econo Lodge as a smart choice for guests who appreciate convenience and affordability. The principal competitor brands include SureStay by Best Western, Knights Inn, Days Inn, and Red Roof Inn.
Rodeway Inn - Rodeway Inn offers sensible lodging for budget-conscious travelers who want to hit the road with confidence. With free coffee to start the day and free high-speed internet to stay connected, Rodeway Inn delivers a reliable option for practical travelers looking for a “Good night. Great Savings.” The principal competitor brands include Americas Best Value Inn and Motel 6.
The Company's brands also include the Radisson Collection and Radisson Inn & Suites, however there are no open properties under these brands as of December 31, 2025.
U.S. Franchise System
Our standard U.S. franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our U.S. franchise agreements generally have terms ranging from 10 to 30 years, with certain rights for each of the franchisor and franchisee to terminate the agreement. Our U.S. franchisees operate under one of 22 brands and brand extensions.
The following table presents the key statistics related to our U.S. franchise system for the five years ended December 31, 2025:

	2021	2022	2023	2024	2025
Number of properties, end of period	5,913	6,296	6,305	6,328	6,187
Number of rooms, end of period	458,030	494,409	496,965	511,739	496,979
Royalty fees (in thousands)(1)	$391,336	$443,313	$458,077	$454,723	$439,840
Average royalty rate(2)	5.01%	4.93%	4.99%	5.06%	5.14%
Average occupancy percentage(2), (3)	57.2%	58.0%	56.9%	56.4%	55.6%
Average daily room rate (ADR)(2), (3)	$84.06	$95.13	$96.92	$96.67	$95.05
Revenue per available room (RevPAR)(2), (3)	$48.10	$55.16	$55.19	$54.54	$52.85
(1)For the year ended December 31, 2022, the legacy Radisson brands are included for the period from the August 11, 2022 acquisition date through December 31, 2022. Additionally, royalty fees include intersegment royalties assessed to the Company's owned hotels of $2.8 million for 2025, $2.4 million for 2024, $2.0 million for 2023, $2.2 million for 2022, and $1.6 million for 2021.
(2)To enhance the comparability for the year ended December 31, 2022, the average royalty rate, average occupancy percentage, ADR, and RevPAR reflect the operating performance as if the legacy Radisson brands were acquired on January 1, 2022.
(3)The Company calculates the RevPAR metrics based on information as reported by the franchisees. To accurately reflect average occupancy percentage, ADR, and RevPAR, the company revises its prior years' operating statistics for the most current information provided.
Owned and Managed Hotels
While the hotel franchising business represents the Company's primary operations, the Company also owns 10 Cambria hotels, four Everhome Suites, one Radisson RED, one Radisson Blu, and one Country Inn & Suites, and manages 13 hotels (inclusive of four owned hotels). We generate revenue from the owned hotels primarily from guest stays. We generate revenue from the managed hotels from base and incentive management fees and cost reimbursements, which is primarily for payroll costs at the managed hotels where the Company is the employer.
International Franchise Operations
The Company conducts its international franchise operations primarily through a combination of direct franchising and master franchising relationships. Our business strategy has been to conduct direct franchising in those international markets where both franchising is an accepted business model and our brands can achieve significant revenue growth through our proprietary distribution channels. We typically enter into master franchise agreements in those international markets with complex business models and language and cultural differences. Master franchising relationships are governed by agreements that generally provide the master franchisee with the right to use and sub-license the use of our brands in a specific geographic region. We also enter into certain distribution arrangements which grant hotels access to certain of our proprietary distribution channels in order to broaden our offerings in a given market.

When entering into master franchising relationships, we strive to select partners that have both professional hotel and asset management capabilities along with the financial capacity to invest in building the Company's brands in their respective markets. Master franchising relationships typically provide lower revenues to the Company as the master franchisees are responsible for managing certain necessary services (such as training, quality assurance, reservations and marketing) to support the franchised hotels in the assigned development territory and, therefore, retain a larger percentage of the hotel franchise fees to cover their expenses. The master franchisee collects the fees paid by the local franchisee and remits an agreed upon share to us. Our master franchise and similar multi-unit licensing agreements have expiration dates, which we actively manage and potentially renew as we deem beneficial. We also enter into distribution agreements which grant hotels access to certain of our proprietary distribution channels in order to broaden our offerings in a given market.
In some territories outside the U.S., hotel franchising has less prevalence in favor of independent operators. We believe chain and franchise affiliation will increase in certain international markets as local economies grow and hotel owners seek the economies of scale in centralized reservations systems and marketing programs. We believe that international franchise operations will provide a long-term growth opportunity for the Company and as a result, we will continue to make investments into our international franchise operations, which are expected to enhance the value proposition for prospective international franchisees.
The following chart summarizes our franchise system and operating results outside of the U.S.(1):

	2021	2022	2023	2024	2025
Number of properties, end of period	1,117	1,191	1,222	1,258	1,388
Number of rooms, end of period	121,716	133,395	136,021	142,071	159,846
Royalty fees (in thousands)	$14,958	$20,041	$28,859	$29,822	$41,323
(1)Reporting of operating statistics (i.e., average occupancy percentage, average daily room rate) of international franchisees is not required by all master franchise contracts.

As of December 31, 2025, the open hotels and rooms by region and franchising relationship are presented below:

	Direct Franchising		Master Franchising		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Asia-Pacific	151	7,232	227	27,109	378	34,341
Europe & Middle East	150	15,443	323	54,455	473	69,898
Americas (excluding U.S.)	459	43,817	78	11,790	537	55,607
Total International	760	66,492	628	93,354	1,388	159,846

The Company's international operations are primarily conducted in the following countries and territories, as organized by region:
Asia-Pacific - Australia, China, India, Japan, and New Zealand.
Europe & Middle East - Andorra, Austria, Czech Republic, Denmark, Faroe Islands, Finland, France, Germany, Ireland, Italy, Kingdom of Saudi Arabia, Lithuania, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Turkey, and the United Kingdom.
Americas (excluding U.S.) - Argentina, Aruba, Bahamas, Barbados, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Grenada, Guatemala, Honduras, Mexico, Panama, Peru, Puerto Rico, Sint Maarten, Suriname, Trinidad and Tobago, Uruguay, and U.S. Virgin Islands.

As of December 31, 2025, the worldwide open hotels and rooms by region are presented below:

	U.S.		Asia-Pacific		Europe & Middle East		Americas (excluding U.S.)		Total
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Comfort (1)	1,652	128,836	193	18,347	101	14,157	195	17,898	2,141	179,238
Quality Inn	1,571	113,613	60	3,622	129	19,343	120	11,833	1,880	148,411
Econo Lodge	599	34,658	18	662	—	—	34	1,703	651	37,023
Rodeway	432	23,838	—	—	—	—	10	648	442	24,486
Sleep Inn	404	28,199	—	—	—	—	22	2,449	426	30,648
Country	402	32,333	—	—	—	—	7	595	409	32,928
Ascend Collection	236	38,426	83	9,500	132	15,087	48	5,964	499	68,977
Clarion (2)	181	18,562	17	1,630	54	14,845	14	1,479	266	36,516
WoodSpring Suites	284	34,176	—	—	—	—	—	—	284	34,176
Radisson (3)	52	10,090	—	—	—	—	75	11,984	127	22,074
MainStay Suites	143	10,337	7	580	—	—	1	100	151	11,017
Suburban Studios	115	9,558	—	—	—	—	—	—	115	9,558
Cambria Hotels	76	10,189	—	—	—	—	—	—	76	10,189
Park Inn	15	1,294	—	—	—	—	11	954	26	2,248
Everhome Suites	25	2,870	—	—	—	—	—	—	25	2,870
Other (4)	—	—	—	—	57	6,466	—	—	57	6,466
Total	6,187	496,979	378	34,341	473	69,898	537	55,607	7,575	656,825
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(3)Includes the Radisson, Radisson Blu, Radisson Individuals, Radisson RED, and Park Plaza brands.
(4)Includes other brands under Master Franchise Agreements.

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
Our franchise sales organization is structured to support the continued growth of the Company through awarding franchise agreements with a focus on revenue-intense chain scales and markets. The franchise sales organization employs both sales managers as well as regional vice presidents. This organization emphasizes the benefits of affiliating with the Choice system, our commitment to helping hotels improve profitability, our central reservation delivery services, our marketing and customer loyalty programs, our revenue management services, our training and support systems (including our proprietary property management systems), and our Company’s track record of delivering growth and profitability. Regional vice presidents are assigned to specific brands to leverage their brand expertise to enhance product consistency and deal flow. Our sales managers ensure each prospective hotel is placed in the appropriate brand, facilitate teamwork and information sharing amongst the sales directors, and provide better service to our potential franchisees. The structure of this organization integrates our brands and strategies, and allows our brand teams to focus on understanding, anticipating, and meeting the unique needs of our customers.
Our objective is to continue to strategically grow our portfolio by selling the Company's brands spanning the various chain scale categories. Based on market conditions and other circumstances, we may offer certain incentives to developers to increase development of our brands, such as discounting various fees including the initial franchise fee, royalty fee, marketing and reservation fee, and providing franchise agreement acquisition cost payments to support development, property improvements, and other hotel expenditures.
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

Investment, Financing, and Guaranty Support
Our Board of Directors authorized a program which permits us to offer investment, financing, and guaranty support to qualified franchisees, and allows us to acquire or develop and resell hotels to incentivize franchise development of our brands in strategic markets. We deploy capital pursuant to this program opportunistically to promote the growth of our brands. The amount and timing of the investment in this program will be dependent on market and other conditions and we generally expect to recycle these investments within a five year period. For additional information, refer to the Cash Flows from Investing Activities caption in the Liquidity and Capital Resources section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Franchise Agreements
Our standard U.S. franchise agreements grant franchisees the non-exclusive right to use certain of our trademarks and to receive the benefits from our franchise system in order to facilitate the operation of their franchised hotels in specified locations. Our U.S. franchise agreements generally have terms ranging from 10 to 30 years. Generally, either party to our standard U.S. franchise agreement can terminate the agreement prior to the conclusion of the agreement’s term under certain circumstances, such as upon designated anniversaries of the agreement, subject to applicable law. Early termination options give us the flexibility to eliminate or re-brand our properties for reasons other than contractual failure by the franchisee. This allows us the opportunity to strengthen our brand portfolio in various markets by replacing weaker performing hotels. We also have the right to terminate a franchise agreement if a franchisee fails to bring the property into compliance with contractual or quality standards within specific time periods. The franchise agreements typically contain liquidated damages provisions addressing franchisee termination at intervals other than those specified in the agreement which represent a fair and reasonable measure of damages that both parties agree should be paid to us.
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
The Company's franchise agreements are generally individually negotiated and we believe the terms are competitive with lodging industry standards for the respective chain scales. Franchise fees usually have three primary components: an affiliation fee, a royalty fee, and a marketing and reservation fee. Royalty fees typically range from 5% to 6% of gross room revenues, and marketing and reservation fees typically range from 3% to 4% of gross room revenues. During the negotiation process with a prospective franchisee, the Company may discount the standard royalty fee and/or the marketing and reservation fee during the initial years of the franchise agreement as a franchise acquisition strategy. Typically, these discounts will expire over time when the contractual fees reach the standard franchise fees in effect at the time the franchise agreement was executed.
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

We conduct numerous marketing and sales programs and deploy field-based sales agents which target corporate entities, travel agencies, groups, and small and medium size enterprises including business travelers, senior citizens, automobile club members, government and military employees, educational organizations, and meeting planners. Other marketing efforts include U.S. and international trade show programs, targeted marketing campaigns (including print, digital, and social media), direct-mail programs, marketing e-mail programs, and centralized commissions for travel agents.
We operate a loyalty program, Choice Privileges, for all of our brands except WoodSpring Suites, in order to attract and retain travelers by rewarding stays with points towards free hotel nights at properties and through our partners that provide travel-related accommodations. The loyalty program also offers guests the ability to redeem points for gift cards at participating retailers, and earn airline miles from qualifying stays redeemable for flights with various airline partners. These programs allow us to conduct lower cost, more targeted marketing campaigns to our consumers, help us to deliver business to our franchised hotels, and are an important selling point for our franchise sales personnel. As of December 31, 2025, the Choice Privileges program had more than 74 million worldwide members. Growing the membership of the Choice Privileges loyalty program, as well as increasing the number of room nights consumed by existing members, will continue to be a focus of the Company.
Marketing and advertising programs are directed by our marketing department, which utilizes the services of independent advertising agencies. We also employ home-based sales personnel geographically located across the U.S. using personal sales calls, telemarketing, and other techniques to target specific customer groups, such as potential corporate clients in areas where our franchised hotels are located, the group travel market, and meeting planners.
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
The ability of a hotel to compete in the lodging industry may be affected by a number of factors, including the location and quality of the property, the abilities of the franchisee, the number and quality of competing lodging facilities nearby, its affiliation with a recognized name brand, and national and local economic conditions. We generally believe the effect of local economic conditions on our results is substantially reduced by our range of products and room rates and the geographic diversity of our franchised properties, which are open and operating in 49 states, the District of Columbia, and 50 countries and territories outside the U.S.
We believe that our focus on core business strategies, combined with our financial strength and size, geographic diversity, scale, and distribution, will enable us to remain competitive in the lodging industry.
Service Marks and Other Intellectual Property
The service marks Ascend Collection, Cambria, Choice Hotels, Choice Privileges, Clarion, Clarion Pointe, Comfort Inn, Comfort Suites, Country Inn & Suites by Radisson, Econo Lodge, Everhome Suites, MainStay Suites, Park Inn by Radisson, Park Plaza, Quality, Radisson, Radisson Blu, Radisson Collection, Radisson Individuals, Radisson Inn & Suites, Radisson Red, Rodeway Inn, Sleep Inn, Suburban Studios, WoodSpring Suites, and related marks and logos are material to our business. All of the material marks are registered or have registrations pending with the U.S. Patent and Trademark Office. We seek to protect our brands and marks throughout the world, although the strength of legal protection available varies from country to country. Depending on the jurisdiction, trademarks and other registered marks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.
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
Human Capital Management
As a franchisor and hotel management company, one of our greatest assets is our associates. We seek to attract and retain the best talent in the hospitality, franchising, and technology industries and to provide an open and welcoming environment for all of our associates. The quality of our talent delivers a high performing organization that drives positive business outcomes for the Company, our shareholders, our franchisees, and hotel owners.

Our Board of Directors provides oversight on certain human capital matters through two committees.
•Human Capital and Compensation Committee - Providing a broad scope of oversight on talent, including: (1) overall associate wellbeing, (2) succession planning for the top 60 leadership roles, (3) talent management and leadership development oversight for the top 150 leadership roles, (4) oversight of pay goals, and (5) overall organizational engagement.
•Diversity Committee - Overseeing our efforts to develop and sustain a welcoming culture for all associates, foster belonging, and promote equal access and opportunity for everyone.

Career Development
We empower over 1,700 associates across the globe to enhance their careers by providing a career framework that allows them to understand and proactively manage their career path potential. Guided by a personalized development plan, each associate is empowered to identify and develop the skills and competencies necessary to expand the scope of their work or prepare for their next, and future, desired roles. As of December 31, 2025, the Company had 1,562 U.S. and 192 international associates, excluding employees at our 13 managed hotels.

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

Further, 11 Choice Resource Groups (“CRGs”) allow groups of associates to come together based on shared affinities, communities, life experiences, and/or interests. Each CRG is open for all associates to join, and everyone is welcome at all CRG events. Associates are invited to participate as CRG Members, Community Builders, and CRG Chairs. The CRGs provide support, contribute to personal and career development, provide networking opportunities, and enhance wellbeing and engagement.

Choice's Culture of Respect and Belonging
At Choice, we strive to create an environment where every associate feels welcome, wanted, and respected. Part of how we deliver on this promise is by weaving belonging-focused initiatives throughout all levels of the enterprise, focusing on three core commitments:

•Inclusion – Striving to build a workforce where all associates, regardless of background, have an opportunity to thrive.
•Fair and Competitive Pay – Committed to promoting equal opportunity in all aspects of the talent lifecycle, inclusive of fair and competitive pay regardless of background.
•Trust, Belonging, and Engagement – Fostering a culture where associates are inspired, engaged, and feel like they belong.
We remain committed to delivering fair and competitive pay across all roles, including those in our Managed Hotels division. To uphold this commitment, we conduct fair pay analyses for U.S.-based positions and make adjustments in pay as needed, as well as report the findings to the Board of Directors for transparency and accountability.

Health, Wellbeing, and Engagement
Choice Hotels remains committed to advancing the health, well-being, and engagement of our associates, recognizing that a strong workforce drives superior performance for our hotel owners and shareholders. In 2025, we enhanced programs that support mental health, financial resilience, and social connectedness. These initiatives reinforce our culture of care and strengthen retention and productivity.

Choice Hotels differentiates itself through a holistic and culturally aligned approach to associate wellbeing. Our strategy integrates physical, mental, and financial health into a single framework, offering innovative programs such as diabetes and obesity management, mental health panels, and financial coaching. Beyond benefits, we embed wellbeing into our culture of belonging and psychological safety, ensuring every associate feels welcome, wanted, and respected through initiatives like Choice Resource Groups and social connectedness campaigns.

We measure impact through engagement and experience surveys. In 2025, participation in our engagement survey reached 82%, and our engagement score exceeded industry benchmarks by six points demonstrating strong associate commitment to Choice’s mission and confidence in our inclusive culture. These results underscore the link between associate well-being and sustained business performance.

Award Winning Culture
In 2025, Choice Hotels continued to earn recognition for excellence across multiple dimensions of our business and culture. We maintained our standing on Newsweek’s “World’s Most Trustworthy Companies” and TIME’s “World’s Best Companies” lists, underscoring our reputation for integrity and performance.

Additional accolades included Newsweek America’s Most Responsible Companies, Time America’s Best Companies, Forbes' Best Employers for Tech Workers, Computerworld's 2026 Best Places to Work, Comparably Best Company: Leadership, Happiness, Compensation, Perks and Benefits, Culture and CEO, and the Human Rights Campaign's Corporate 100 Equality Index. These achievements reflect our strategic focus on creating an inclusive, high-performing culture, and delivering long-term value for stakeholders.

Information about our Executive Officers
The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of the Company as of December 31, 2025 are set forth below. The business address of each executive officer is 915 Meeting Street, Suite 600, North Bethesda, Maryland 20852.

Name	Age	Position
Stewart W. Bainum, Jr.	79	Chairman of the Board of Directors
Patrick S. Pacious	59	President and Chief Executive Officer
Scott E. Oaksmith	54	Chief Financial Officer
Dominic E. Dragisich	43	Executive Vice President, Operations and Chief Global Brand Officer
Simone Wu	60	Senior Vice President, General Counsel, Corporate Secretary & External Affairs
Patrick J. Cimerola	57	Chief Human Resources Officer
Raul Ramirez Sanchez	42	Chief Segment and International Operations Officer
Noha Abdalla	48	Chief Marketing Officer
Anna Scozzafava	45	Chief Strategy Officer and Senior Vice President, Technology

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
•franchisors’ ability to develop and maintain positive relations with current and potential franchisees; and
•changes in exchange rates or economic weakness in the U.S. affecting domestic and international travel.
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
Legal or governmental proceedings brought by or on behalf of franchisees, third-party owners of managed properties, employees or customers may adversely affect our financial results. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation filed by or against us, including, remedies or damage awards. Such litigation may involve, but is not limited to, actions or negligence by franchisees outside of our control. Our business along with the hospitality industry generally, faces risks that could cause damage to our reputation and to the value of our hotel brands, along with litigation-related fees and costs, in connection with claims related to purported incidents of human trafficking at hotel facilities. Our franchise agreements provide that we are not liable for the actions of our franchisees; however, there is no guarantee that we would be insulated from liability in all cases. Moreover, we may be involved in matters such as class actions, administrative proceedings, employment and personal injury claims, and litigation with or involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law or general liability purposes, for which the cost and other effects of defense, settlements or judgments may require us to make disclosures or take other actions that may affect perceptions of our brand and products and adversely affect our business results.
Our international operations are subject to political and monetary risks.
We have franchised hotels open and operating in 50 countries and territories outside of the U.S. We also have made, and may in the future make, investments in foreign hotel franchisors. International operations generally are subject to greater economic, political, and other risks than those affecting the U.S. operations. In certain countries, these risks include the risk of war, conflict or civil unrest, political instability, disruptions caused by terrorist activities or otherwise, expropriation and nationalization.
Moreover, our international operations are subject to compliance with anti-corruption and anti-bribery laws and other foreign laws and regulations. While we have policies in place to enforce and monitor internal and external compliance with these laws, we cannot guarantee that our policies will always protect us from reckless or criminal acts committed by our employees, franchisees or third-parties with whom we work. The U.S. also imposes sanctions that restrict U.S. companies from engaging in business activities with certain persons or entities, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. From time to time, we may face audits or investigations by one or more U.S. or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. Further, investigations by regulatory agencies have been increasing and, therefore, it may become increasingly costly and time-consuming to maintain proper internal controls. If we are found liable for violations of anti-corruption or sanctions laws, we could incur criminal or civil liabilities which could have a material adverse effect on our results of operations, our financial condition and our reputation. Furthermore, the creation of new restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise contribute to our profitability.

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
We are incorporating artificial intelligence technologies into our processes and franchisee tools. These technologies may present business, compliance, reputational, and legal risks.
If we fail to keep pace with rapidly evolving technological developments in artificial intelligence ("AI"), our competitive position and business results may suffer. The introduction of these technologies, particularly generative AI, into new or existing offerings may also result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. If the content, analyses, or recommendations that AI programs assist in producing are, or are alleged to be, deficient, misleading, inaccurate, or biased, then our business, financial condition, and results of operations and our reputation may be adversely affected. In addition, it is possible that AI and machine learning-technology could be improperly utilized by employees while carrying out their responsibilities. The use of AI can lead to unintended consequences, such as generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. AI also presents emerging ethical issues and if our use of AI becomes controversial, then we may experience brand or reputational harm, competitive harm, or legal liability.

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
Many factors influence our reputation and the value of our hotel brands including the perception held by guests, our franchisees, our other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social, and governance matters, and as a result we also face the risk of liability, boycotts, and damage to our reputation and the value of our hotel brands for any of our initiatives related to these matters or if we (or our franchisees) fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, human trafficking, diversity, human rights, philanthropy and support for local communities.
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
•our dependence on our independent franchisees’ skills and access to financial resources necessary to open the desired number of hotels; and
•our ability to attract and retain qualified U.S. and international franchisees.
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
We franchise hotels to independent third parties pursuant to franchise agreements. These agreements may be terminated, renegotiated or expire but typically have an initial term of between 10 and 30 years. These agreements also typically contain provisions permitting either party to terminate the franchise agreement upon designated anniversaries of the agreement under certain circumstances and depending on the particular hotel brand that is licensed to the franchisee. While our franchise agreements provide for liquidated damages to be paid to us by franchisees whose agreements have been terminated as the result of a violation of the provisions of the agreement, these damage amounts are typically less than the fees we would have received if the terminated franchisee fulfilled its contractual obligations. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable as the provisions that existed before such expiration, replacement or renegotiation. Further, ownership of a significant number of franchise contracts by one or a small group of franchisees, particularly if concentrated within a particular brand, may compound risks of termination since a large number of properties could be terminated at once, decreasing the scope and representation of an impacted brand. As a result, our revenues could be negatively impacted by any of these events.
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

Risks Related to Our Brands
We are subject to the risks relating to the acquisition of new brands.
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
While our business model is primarily an asset-light, franchising focused business, there are instances where, typically to support the growth of new hotel brands, we may acquire existing operating hotels and acquire real estate for the purpose of developing new hotels. Of the open hotels in our system, we currently own 10 Cambria hotels, four Everhome Suites hotel, one Radisson RED hotel, one Radisson Blu hotel, and one Country Inn & Suites hotel. We are also developing Cambria hotels and Everhome Suites hotels on a standalone basis and with joint venture partners. As a result, fluctuations in fair market values could require us to record a significant non-cash impairment charge in our financial statements in a particular period which may negatively impact our results of operations and shareholders' equity.
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
We believe that our trademarks and other intellectual property are fundamental to our brands and our franchising business. We generate, maintain, license and enforce a substantial portfolio of trademarks and other intellectual property rights. We enforce our intellectual property rights to protect the value of our trademarks, our development activities, to protect our good name, to promote our brand name recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. We rely on trademark laws to protect our proprietary rights. Monitoring the unauthorized use of our intellectual property is difficult. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps we have taken to protect our trademarks in the U.S. and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
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
The hospitality industry is under increasing attack by cyber-criminals. Because of the scope and complexity of our information technology systems and those of our franchisees, our reliance on third-party vendors, and the nature of the cyber threat landscape, our systems may be vulnerable to intrusions, disruptions, and other significant malicious cyber-enabled incidents, including through viruses, malware, ransomware, denial of service attacks, phishing, hacking, deepfake or malicious social engineering schemes, and similar attacks by criminal actors, foreign governments, activists, and terrorists. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative AI and machine learning technologies. Our systems may also be vulnerable to human error, negligence, fraud, or other misuse. These attacks can be deliberate attacks or unintentional events that could result in theft, unauthorized access, unauthorized alteration, loss, fraudulent or unlawful use of sensitive information or cause interruptions, outages, or delays in our business, loss of data, or render us unable to operate our business. Accordingly, an extended interruption in any of our systems or the systems of our franchisees could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. Like most large multinational companies, we have experienced, and expect to continue to be subject to, cybersecurity threats and attempts to disrupt or gain access to our systems and those operated by our franchisees, and attempts to affect the confidentiality, availability, and integrity of our data, none of which are known to be material to the Company to date.

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
We also rely on a variety of direct marketing techniques, including telemarketing, SMS, email, and postal mailings. Any future restrictions in laws such as Telemarketing Sales Rule, Controlling the Assault of Non-Solicited Pornography & Marketing Act (CAN-SPAM Act), and various U.S. state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, SMS, email, and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
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
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable U.S. and foreign tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition. The ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
The concentration of share ownership by our directors and affiliates allows them to substantially influence the outcome of matters requiring shareholder approval. As a result, acting together, they may be able to control or substantially influence the outcome of matters requiring approval by our shareholders, including the elections of directors and the approval of significant corporate transactions, such as mergers, acquisitions, and equity compensation plans. In addition, our share repurchase program may further concentrate our share ownership in our directors and affiliates and increase their influence on such matters.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
Cybersecurity is an important element of the Company’s overall enterprise risk management program. The Company has a multilayered system intended to assess, identify, and manage cybersecurity risks. The system is designed to help protect the Company’s information assets and operations from internal and external cyber threats. The system is used to understand and manage risks to help support business resiliency and to protect data subjects' information from unauthorized access or attack, as well as to secure the Company’s networks, systems, devices, products, and services. Cybersecurity is incorporated into the Company’s enterprise risk management program through membership within and regular reporting to the Enterprise Risk Committee.
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
The Company endeavors to continually refine its policies and practices to help protect its platform, adapt to changes in regulations, identify potential and emerging security risks, and develop mitigations for those risks. For example, the Company seeks to conduct incident simulations and assessments regularly to help discover potential vulnerabilities, with the objective to improve decision-making and prioritize and promote the monitoring and reporting across compliance functions. As part of its overall risk mitigation strategy, the Company also maintains cyber insurance coverage.
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
The Company’s Board of Directors does not believe that there are currently any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company or its business strategy, financial condition, results of operations, or cash flows. However, we have been the target of cybersecurity incidents and we expect them to continue as cybersecurity threats continue to evolve. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to Part I, Item 1A. Risk Factors.

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
The Company has a Chief Information Security Officer (“CISO”) whose team is responsible for leading company-wide cybersecurity strategy, policy, standards, and processes and works across all of the units of the Company to help protect the Company and its employees against cybersecurity risks. The CISO has significant cybersecurity expertise, including prior cybersecurity leadership in banking and insurance organizations. The CISO holds a Master of Business Administration, as well as Certified Information Systems Security Professional, Certified Information Systems Auditor, and Certified Information Security Manager cybersecurity-related certifications. The CISO also serves as Chair of the Board for RH-ISAC.
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
We also lease office space in Scottsdale, Arizona and Minneapolis, Minnesota. The Company also maintains several international regional offices.
Management believes that the Company’s existing properties and property commitments are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms that are acceptable to the Company.
We discuss our limited hotel development and ownership program and strategy in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2025, our wholly-owned hotels consist of 10 Cambria hotels (located in Bloomington, MN, Burbank, CA, Columbia, SC, Denver, CO, El Segundo, CA, Fort Worth, TX, Houston, TX, New Orleans, LA, Pittsburgh, PA, and Portland, OR), four Everhome Suites hotels (located in Bastrop, TX, Bowling Green, KY, Fayetteville, NC, and San Antonio, TX), a Radisson Blu hotel (located in Bloomington, MN), a Radisson RED hotel (located in Minneapolis, MN), and a Country Inn & Suites hotel (located in Bloomington, MN).
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
Item 4.Mine Safety Disclosures
None.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CHH." As of February 10, 2026, there were 800 holders of record of the Company’s common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth the purchases and redemptions of the Company's common stock made by the Company during the year ended December 31, 2025. Refer to the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Resulted of Operations for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 1, 2025 through January 31, 2025	129,106	$143.45	129,106	3,648,021
February 1, 2025 through February 28, 2025	96,825	149.77	96,825	3,551,196
March 1, 2025 through March 31, 2025	230,211	137.68	162,828	3,388,368
April 1, 2025 through April 30, 2025	191,086	125.18	190,693	3,197,675
May 1, 2025 through May 31, 2025	163,110	129.86	162,851	3,034,824
June 1, 2025 through June 30, 2025	1,080	110.90	304	3,034,520
July 1, 2025 through July 31, 2025	—	—	—	3,034,520
August 1, 2025 through August 31, 2025	1,619	124.50	—	3,034,520
September 1, 2025 through September 30, 2025	—	—	—	3,034,520
October 1, 2025 through October 31, 2025	349	106.50	—	3,034,520
November 1, 2025 through November 30, 2025	31	92.13	—	3,034,520
December 1, 2025 through December 31, 2025	278,333	91.79	277,757	2,756,763
Total	1,091,750	$124.32	1,020,364	2,756,763
(1)During the year ended December 31, 2025, the Company redeemed 71,386 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.

STOCKHOLDER RETURN PERFORMANCE
The graph below matches Choice Hotels International, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index, the S&P 500 Hotels, Resorts & Cruise Lines index, and the S&P 400 Consumer Discretionary index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24	6/30/25	12/31/25
Choice Hotels International, Inc.	$100.00	$111.58	$146.69	$105.54	$106.95	$111.86	$108.63	$114.36	$137.08	$123.02	$92.81
NYSE Composite	$100.00	$115.19	$120.68	$103.11	$109.39	$115.86	$124.46	$134.68	$144.12	$155.95	$169.62
S&P 500 Hotels, Resorts & Cruise Lines	$100.00	$110.97	$119.84	$81.23	$90.79	$125.13	$150.99	$167.18	$199.57	$221.93	$226.60
S&P 400 Consumer Discretionary	$100.00	$125.16	$127.69	$90.90	$100.83	$113.02	$125.32	$130.53	$137.12	$129.86	$129.35
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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 50 countries and territories. As of December 31, 2025, we had 7,575 hotels with 656,825 rooms open and operating, and 825 hotels with 77,862 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Radisson Inn & SuitesSM, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's U.S. operations are conducted through direct franchising relationships, the ownership of 17 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements, which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the U.S. Therefore, our description of our business is primarily focused on the U.S. operations.
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
Because our primary focus is hotel franchising, we benefit from the economies of scale inherent in the franchising business. The fee and cost structure of our franchising business provides opportunities to improve our operating results by increasing the number of franchised hotel rooms and the royalty rates in our franchise contracts. In addition, our operating results can also be improved through our company-wide efforts related to improving property-level performance and expanding the number of partnerships with travel-related and other companies with products and services that appeal to our franchisees and guests.
The primary factors that affect the Company’s results are: the number and relative mix of hotel rooms in the various hotel lodging price categories, growth in the number of hotel rooms owned and under franchise, occupancy and room rates achieved by the hotels in our system, the average royalty rates achieved in our franchise agreements, the level of franchise sales and relicensing activity, the number of qualified vendor arrangements and partnerships and the level of engagement with these partners by our franchisees and guests, and our ability to manage costs. The number of rooms in our hotel system and the occupancy and room rates at those hotel properties significantly affect the Company’s results because our fees are based upon room revenues or the number of rooms at owned and franchised hotels. The key industry standard for measuring hotel-operating performance is revenue per available room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate ("ADR") realized. Our variable overhead costs associated with the franchise system growth of our established brands have historically been less than the incremental royalty fees generated from new franchises. Accordingly, over the long-term, the continued growth of our franchise business should enable us to realize the benefits from the operating leverage in place and improve our operating results.
We are required by our franchise agreements to use the marketing and reservation fees we collect for system-wide marketing and reservation activities. These expenditures, which include advertising costs and the costs to maintain our central reservations systems, enhance awareness and consumer preference for our brands and deliver guests to our franchisees. Greater awareness and preference promote long-term growth in business delivery to our franchisees and increases the desirability of our brands to hotel owners and developers, which ultimately increases the franchise fees earned by the Company. Additionally, the

Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer.
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
We believe that executing on our strategic priorities creates value for our shareholders. Our Company focuses on the following strategic priorities:
Profitable Growth - Our success is dependent on improving the performance of our hotels, increasing the size of our system by selling additional hotel franchises with a focus on revenue-intense chain scales and markets, improving our royalty rates, expanding our qualified vendor and partnership programs and maintaining a disciplined cost structure. We attempt to improve our revenues and overall profitability by providing a variety of products and services designed to increase business delivery and/or reduce operating and development costs. These products and services include national marketing campaigns, a guest loyalty program, a central reservation system, property and yield management programs and systems, revenue management services, quality assurance standards, and qualified vendor relationships and partnerships with companies that provide products and services to our franchisees and guests. We believe that healthy brands, which deliver a compelling return on investment, will enable us to sell additional hotel franchises and raise royalty rates. We have multiple brands that meet the needs of many different types of guests, and can be developed at various price points and applied to both new and existing hotels. This ensures that we have brands suitable for creating growth in a variety of market conditions. Improving the performance of the hotels in our system, strategically growing the system through additional franchise sales, and improving franchise agreement pricing while maintaining a disciplined cost structure are the keys to profitable growth.
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
In addition to our hotel franchising business, we have also developed or acquired 17 open and operating hotels. We have strategically developed hotels to increase the presence of our newly introduced brands in the U.S., drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
The Company also allocates capital to financing, investment, and guaranty support to incentivize franchise development for certain brands in strategic markets. The timing and amount of these investments are subject to market and other conditions.
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
Our discussion of our results of operations excludes reimbursable franchise marketing and reservation revenues and expenses and the management agreement cost reimbursements and expenses included in the Company's revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. The Company's franchise agreements require the payment of marketing and reservation fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. The

Company is obligated to expend the marketing and reservation fees it collects from its franchisees in accordance with the franchise agreements. Furthermore, the franchisees are required to reimburse the Company for any deficits generated by these marketing and reservation system activities. Over time, the Company expects the cumulative revenues and expenses of reimbursable components to break even and, therefore, no income or loss will be generated from the reimbursable marketing and reservation system activities. Additionally, the Company's management agreements include cost reimbursements, which is primarily related to payroll costs at the managed hotels where the Company is the employer. As a result, the Company generally excludes the revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties from the analysis of its results of operations.
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the years ended December 31, 2025, 2024, and 2023, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $47.1 million, $18.2 million, and $32.8 million, respectively.
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

Operations Review
A summary of the financial results for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
(in thousands)	2025	2024
REVENUES
Franchise and management fees	$673,197	$669,637
Partnership services and fees	113,789	99,491
Owned hotels	121,373	113,459
Other	72,230	64,060
Revenue for reimbursable costs from franchised and managed properties	616,204	638,192
Total revenues	1,596,793	1,584,839
OPERATING EXPENSES
Selling, general and administrative	328,958	312,388
Business combination, diligence and transition costs	4,701	17,233
Depreciation and amortization	59,715	51,953
Owned hotels	91,684	83,148
Reimbursable expenses from franchised and managed properties	663,336	656,344
Total operating expenses	1,148,394	1,121,066
Operating income	448,399	463,773
OTHER EXPENSES AND (INCOME), NET
Interest expense	91,148	87,131
Interest income	(6,237)	(8,646)
Gain from an acquisition of a joint venture	(100,025)	—
Gain on sale of assets	(713)	—
Loss on extinguishment of debt	—	331
Other (gains) losses, net	(6,989)	1,641
Equity in net loss (gain) of affiliates	14,324	(12,329)
Total other expenses and (income), net	(8,492)	68,128
Income before income taxes	456,891	395,645
Income tax expense	86,945	95,980
Net income	$369,946	$299,665
Results of Operations
For the year ended December 31, 2025, the Company recognized income before income taxes of $456.9 million, which is a $61.2 million increase from the year ended December 31, 2024. The increase in income before income taxes was primarily due to a $100.0 million gain from an acquisition of a joint venture in 2025 and an $8.6 million increase in other (gains) losses, net, all of which were partially offset by a $26.7 million decrease in the equity in net loss (gain) of affiliates and a $15.4 million decrease in operating income.
Operating income decreased $15.4 million primarily due to a $29.0 million increase in the net reimbursable deficit from franchised and managed properties, a $16.6 million increase in selling, general and administrative expenses, and a $7.8 million increase in depreciation and amortization expense, all of which were partially offset by a $14.3 million increase in partnership services and fees, an $8.2 million increase in other revenues, and a $12.5 million decrease in business combination, diligence and transition costs.
Franchise and Management Fees
Franchise and management fees increased $3.6 million primarily due to an $11.5 million increase in international royalty fees and an $8.2 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, all of which were partially offset by a $14.9 million decrease in U.S. royalty fees.
U.S. royalty fees decreased $14.9 million to $439.8 million for the year ended December 31, 2025 from $454.7 million for the year ended December 31, 2024. The decrease in U.S. royalty fees was primarily due to a 3.0% decrease in U.S. system-wide

RevPAR as a result of a 1.6% decrease in average daily rates and an 80 basis points decrease in occupancy, and a 2.9% decrease in open and operating U.S. hotel rooms, all of which were partially offset by a system-wide 8 basis points increase in the average royalty rate from 5.06% for the year ended December 31, 2024 to 5.14% for the year ended December 31, 2025.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	2025			2024			Change
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$149.75	56.3%	$84.35	$151.91	57.7%	$87.67	(1.4)%	(140)	bps	(3.8)%
Midscale & Upper Midscale (2)	99.21	54.9%	54.50	100.91	55.9%	56.41	(1.7)%	(100)	bps	(3.4)%
Extended Stay (3)	66.10	69.1%	45.67	64.12	71.2%	45.66	3.1%	(210)	bps	—%
Economy (4)	70.73	46.7%	33.02	72.15	47.1%	33.97	(2.0)%	(40)	bps	(2.8)%
Total	$95.05	55.6%	$52.85	$96.64	56.4%	$54.51	(1.6)%	(80)	bps	(3.0)%
(1) Includes Ascend Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

A summary of the U.S. hotels and rooms by brand in our franchise system as of December 31, 2025 and 2024 was as follows:

	December 31, 2025		December 31, 2024		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort (1)	1,652	128,836	1,674	131,495	(22)	(1.3)%	(2,659)	(2.0)%
Quality Inn	1,571	113,613	1,627	118,725	(56)	(3.4)%	(5,112)	(4.3)%
Econo Lodge	599	34,658	642	37,528	(43)	(6.7)%	(2,870)	(7.6)%
Rodeway	432	23,838	447	24,948	(15)	(3.4)%	(1,110)	(4.4)%
Country	402	32,333	422	33,771	(20)	(4.7)%	(1,438)	(4.3)%
Sleep Inn	404	28,199	415	29,118	(11)	(2.7)%	(919)	(3.2)%
Ascend Collection	236	38,426	233	38,589	3	1.3%	(163)	(0.4)%
WoodSpring Suites	284	34,176	256	30,846	28	10.9%	3,330	10.8%
Clarion (2)	181	18,562	193	19,944	(12)	(6.2)%	(1,382)	(6.9)%
MainStay Suites	143	10,337	141	10,157	2	1.4%	180	1.8%
Suburban Studios	115	9,558	111	9,159	4	3.6%	399	4.4%
Cambria Hotels	76	10,189	76	10,344	—	—%	(155)	(1.5)%
Radisson (3)	52	10,090	57	13,390	(5)	(8.8)%	(3,300)	(24.6)%
Park Inn	15	1,294	27	2,926	(12)	(44.4)%	(1,632)	(55.8)%
Everhome Suites	25	2,870	7	799	18	257.1%	2,071	259.2%
Total U.S. Franchises	6,187	496,979	6,328	511,739	(141)	(2.2)%	(14,760)	(2.9)%
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(3)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
International royalty fees increased $11.5 million to $41.3 million for the year ended December 31, 2025 from $29.8 million for the year ended December 31, 2024. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system by 130 hotels (from 1,258 hotels as of December 31, 2024 to 1,388 hotels as of December 31, 2025) and 17,775 rooms (from 142,071 rooms as of December 31, 2024 to 159,846 rooms as of December 31, 2025), an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Partnership Services and Fees
Partnership services and fees increased $14.3 million primarily due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.
Other Revenues
Other revenues increased $8.2 million primarily due to an increase in liquidated damages resulting from the early termination of franchise agreements and other franchising revenues.

Selling, General and Administrative
Selling, general and administrative expenses increased $16.6 million primarily due to a $9.2 million increase in the provisions for credit losses on accounts receivable balances, a $4.5 million increase in costs related to the global enterprise resource planning ("ERP") system implementation, a $3.8 million increase in operating guarantee payments for a portfolio of managed hotels which was acquired in connection with the Company's purchase of Radisson Hotels Americas, and a $2.2 million increase in expenses to operate Choice Hotels Canada during the year ended December 31, 2025, all of which were partially offset by a $2.4 million litigation settlement that was recognized during the year ended December 31, 2024.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $12.5 million primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024, which was partially offset by the transaction costs associated with the acquisition of Choice Hotels Canada that were recognized during the year ended December 31, 2025.
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million primarily due to a $4.0 million increase in amortization expense for intangible assets as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada in July 2025 and a $1.7 million increase in depreciation expense related to the opening of five owned hotels during the year ended December 31, 2025.
Gain from an Acquisition of a Joint Venture
During the year ended December 31, 2025, the Company recognized a $100.0 million gain on the fair value remeasurement of its previously held 50% equity investment in Choice Hotels Canada as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.
Other (Gains) Losses, net
Other (gains) losses, net increased $8.6 million primarily due to a net loss of $8.3 million on the sales of equity securities during the year ended December 31, 2024, which was partially offset by dividend income of $1.5 million that was recognized during the year ended December 31, 2024.
Equity in Net Loss (Gain) of Affiliates
Equity in net loss (gain) of affiliates decreased $26.7 million primarily due to $6.5 million of non-recurring joint venture formation transaction costs that were associated with the Company entering into a new joint venture agreement, and a new loan facility, to develop and operate Everhome Suites in certain strategic markets during the year ended December 31, 2025, a $10.0 million decrease in the equity earnings from our unconsolidated affiliates, a $3.6 million decrease in equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada during the year ended December 31, 2025, and a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain during the year ended December 31, 2024.
Income Tax Expense
The Company's effective income tax rates were 19.0% and 24.3% for the years ended December 31, 2025 and 2024, respectively. The effective income tax rate for the year ended December 31, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and federal income tax credits, which were partially offset by the impact of state income taxes and tax expense related to compensation. The effective income tax rate for the year ended December 31, 2024 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by federal income tax credits.

Operations Review
A summary of the financial results for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
(in thousands)	2024	2023
REVENUES
Franchise and management fees	$669,637	$652,060
Partnership services and fees	99,491	91,790
Owned hotels	113,459	97,641
Other	64,060	55,097
Revenue for reimbursable costs from franchised and managed properties	638,192	647,577
Total revenues	1,584,839	1,544,165
OPERATING EXPENSES
Selling, general and administrative	312,388	312,701
Business combination, diligence and transition costs	17,233	55,778
Depreciation and amortization	51,953	45,038
Owned hotels	83,148	71,474
Reimbursable expenses from franchised and managed properties	656,344	680,410
Total operating expenses	1,121,066	1,165,401
Impairment of long-lived assets	—	(3,736)
Operating income	463,773	375,028
OTHER EXPENSES AND (INCOME), NET
Interest expense	87,131	63,780
Interest income	(8,646)	(7,764)
Loss (gain) on extinguishment of debt	331	(4,416)
Other losses (gains), net	1,641	(10,649)
Equity in net gain of affiliates	(12,329)	(2,879)
Total other expenses and (income), net	68,128	38,072
Income before income taxes	395,645	336,956
Income tax expense	95,980	78,449
Net income	$299,665	$258,507
Results of Operations
For the year ended December 31, 2024, the Company recognized income before income taxes of $395.6 million, which is a $58.7 million increase from the year ended December 31, 2023. The increase in income before income taxes was primarily due to an $88.7 million increase in operating income and a $9.5 million increase in the equity in net gain of affiliates, both of which were partially offset by a $23.4 million increase in interest expense, a $12.3 million decrease in other losses (gains), net, and a $4.7 million decrease in loss (gain) on extinguishment of debt.
Operating income increased $88.7 million primarily due to a $17.6 million increase in franchise and management fees, a $7.7 million increase in partnership services and fees, a $9.0 million increase in other revenues, a $14.7 million decrease in the net reimbursable deficit from franchised and managed properties, and a $38.5 million decrease in business combination, diligence and transition costs.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $17.6 million primarily due to a $14.7 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations and a $0.9 million increase in international royalty fees, all of which were partially offset by a $3.4 million decrease in U.S. royalty fees.
U.S. royalty fees decreased $3.4 million to $454.7 million for the year ended December 31, 2024 from $458.1 million for the year ended December 31, 2023. The decrease in U.S. royalty fees was primarily due to a 1.2% decrease in U.S. system-wide RevPAR as a result of a 0.3% decrease in average daily rates and a 50 basis points decrease in occupancy, all of which were partially offset by a 3.0% increase in open and operating U.S. hotel rooms and a system-wide 7 basis points increase in the average royalty rate from 4.99% for the year ended December 31, 2023 to 5.06% for the year ended December 31, 2024.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

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
(1) Includes Ascend Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.

A summary of the U.S. hotels and rooms by brand in our franchise system as of December 31, 2024 and 2023 was as follows:

	December 31, 2024		December 31, 2023		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Comfort (1)	1,674	131,495	1,675	131,637	(1)	(0.1)%	(142)	(0.1)%
Quality Inn	1,627	118,725	1,620	119,153	7	0.4%	(428)	(0.4)%
Econo Lodge	642	37,528	675	39,805	(33)	(4.9)%	(2,277)	(5.7)%
Rodeway	447	24,948	470	26,309	(23)	(4.9)%	(1,361)	(5.2)%
Country	422	33,771	428	34,122	(6)	(1.4)%	(351)	(1.0)%
Sleep Inn	415	29,118	432	30,411	(17)	(3.9)%	(1,293)	(4.3)%
Ascend Collection	233	38,589	209	23,484	24	11.5%	15,105	64.3%
WoodSpring Suites	256	30,846	235	28,350	21	8.9%	2,496	8.8%
Clarion (2)	193	19,944	186	19,813	7	3.8%	131	0.7%
MainStay Suites	141	10,157	127	8,863	14	11.0%	1,294	14.6%
Suburban Studios	111	9,159	105	9,112	6	5.7%	47	0.5%
Cambria Hotels	76	10,344	74	10,239	2	2.7%	105	1.0%
Radisson (3)	57	13,390	64	15,206	(7)	(10.9)%	(1,816)	(11.9)%
Park Inn	27	2,926	4	363	23	575.0%	2,563	706.1%
Everhome Suites	7	799	1	98	6	600.0%	701	715.3%
Total U.S. Franchises	6,328	511,739	6,305	496,965	23	0.4%	14,774	3.0%
(1)Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(2)Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
(3)Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
International royalty fees increased $0.9 million to $29.8 million for the year ended December 31, 2024 from $28.9 million for the year ended December 31, 2023. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system by 36 hotels (from 1,222 hotels as of December 31, 2023 to 1,258 hotels as of December 31, 2024) and 6,050 rooms (from 136,021 rooms as of December 31, 2023 to 142,071 rooms as of December 31, 2024), and an increase in international RevPAR.
Partnership Services and Fees
Partnership services and fees increased $7.7 million primarily due to an increase in the fees generated from the Company's co-branded credit card agreement and qualified vendors.
Owned Hotels
The Company's revenues, net of operating expenses, from the owned hotels increased $4.1 million primarily due to the improved operating performance at our owned hotels and the addition of two owned hotels during the year ended December 31, 2024 as compared to the prior year.

Other Revenues
Other revenues increased $9.0 million primarily due to an increase in liquidated damages that resulted from the early termination of franchise agreements and other franchising revenues.
Business Combination, Diligence and Transition Costs
Business combination, diligence and transition costs decreased $38.5 million primarily due to the termination of the Wyndham acquisition pursuit on March 8, 2024 and substantial completion of the integration of the Radisson Hotels Americas business in the fourth quarter of 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $3.7 million primarily due to a sublease agreement that was signed for the legacy Radisson corporate office space in Minneapolis, Minnesota. The long-lived asset group associated with the office space was determined to be impaired due to the carrying value exceeding its fair value, which resulted in the recognition of a $3.4 million impairment loss in 2023. The Company did not recognize any impairments of long-lived assets during the year ended December 31, 2024.
Interest Expense
Interest expense increased $23.4 million primarily due to increased borrowings and higher interest rates on the Company's outstanding borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.
Loss (Gain) on Extinguishment of Debt
Loss (gain) on extinguishment of debt decreased $4.7 million. During the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt due to the repayment of the 2023 Term Loan. During the year ended December 31, 2023, the Company derecognized certain economic development loans from the consolidated balance sheets due to satisfying the relevant performance conditions in the loan agreement, resulting in a gain on extinguishment of debt.
Other Losses (Gains), net
Other losses (gains), net decreased $12.3 million primarily due to a net loss of $8.3 million on the sales of equity securities related to the pursuit of the Wyndham acquisition during the year ended December 31, 2024 and a $4.0 million unrealized gain on investments in equity securities during the year ended December 31, 2023, all of which were partially offset by dividend income of $1.5 million that was recognized during the year ended December 31, 2024 and a $0.6 million increase in the Company's deferred compensation and employee benefit plans assets based on increases in the fair value of the underlying investments.
Equity in Net Gain of Affiliates
Equity in net gain of affiliates increased $9.5 million primarily due to a distribution from an unconsolidated affiliate, which sold its underlying assets, resulting in the recognition of a $7.2 million gain during the year ended December 31, 2024. Refer to Note 7 to our consolidated financial statements for additional information.
Income Tax Expense
The Company's effective income tax rates were 24.3% and 23.3% for the years ended December 31, 2024 and 2023, respectively. The effective income tax rates for the years ended December 31, 2024 and 2023 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by federal income tax credits.
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
As of December 31, 2025, the Company's primary sources of liquidity consisted of $571.4 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of December 31, 2025, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer investment and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these investment and guaranty support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $667.2 million of investments in the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of December 31, 2025. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future investment and guaranty support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. On March 11, 2024, the Company's board of directors approved an increase of 5 million shares in the number of shares authorized to be repurchased under its share repurchase program. As of December 31, 2025, the Company had 2.8 million shares remaining under the current share repurchase authorization. The 2025 annual dividend rate was $1.15 per share or approximately $53.5 million in aggregate dividend payments. Future dividends are subject to declarations by our board of directors.
Cash Flows from Operating Activities
During the years ended December 31, 2025, 2024, and 2023, the net cash provided by operating activities was $270.4 million, $319.4 million, and $296.6 million, respectively. Our operating cash flows decreased $49.0 million during the year ended December 31, 2025 primarily due to the timing of working capital items, the final installment payment made in 2025 for the one-time transition tax on earnings of foreign subsidiaries that was imposed by 2017 tax legislation, and the cash paid for the purchase of transferrable tax credits in 2025 of which a portion will be utilized in 2026, all of which were partially offset by a decrease in business combination, diligence and transition costs associated with the timing of the termination of the Wyndham acquisition pursuit during the first quarter of 2024, a decrease in deferred income taxes primarily attributable to the enactment of a tax act, and a decrease in the franchise agreement acquisition cost payments.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the years ended December 31, 2025, 2024, and 2023, the Company's net franchise agreement acquisition costs were $83.4 million, $112.2 million, and $98.3 million, respectively.
The Company's franchise agreements require the payment of marketing and reservation fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the years ended December 31, 2025, 2024, and 2023, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $47.1 million, $18.2 million, and $32.8 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $218.3 million, $84.6 million, and $265.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

During the years ended December 31, 2025, 2024, and 2023, investments in owned hotel properties totaled $106.9 million, $106.8 million, and $68.6 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the years ended December 31, 2025, 2024, and 2023, investments in other property and equipment totaled $38.9 million, $39.1 million, and $47.7 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the years ended December 31, 2025, 2024, and 2023, the Company invested $93.7 million, $52.8 million, and $38.9 million, respectively, to support these efforts. During the years ended December 31, 2025, 2024, and 2023, the Company received distributions from these affiliates totaling $44.6 million, $15.9 million, and $0.9 million, respectively. For the year ended December 31, 2025, the Company received net cash proceeds of $52.0 million from the sale of four wholly-owned Everhome Suites under construction to a joint venture. Refer to Note 7 for more information.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the years ended December 31, 2025, 2024, and 2023, the Company issued a total of $6.9 million, $38.0 million, and $4.3 million of notes receivable loans, respectively, and received repayments totaling $7.4 million, $32.1 million, and $10.9 million on the notes receivable loans, respectively.
On July 2, 2025, the Company acquired the remaining 50% of the outstanding shares of Choice Hotels Canada for a purchase price, net of the cash acquired, of $73.4 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility.
During the year ended December 31, 2025, there were no purchases or sales of equity securities. During the year ended December 31, 2024, the Company purchased no equity securities and received $108.1 million in proceeds from the sales of equity securities. During the year ended December 31, 2023, the Company purchased $112.4 million of equity securities in conjunction with the Wyndham acquisition pursuit and there were no sales of equity securities.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of December 31, 2025, the Company maintained a total leverage ratio of 2.86x, including outstanding debt of approximately $469.8 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
2025 Economic Development Loans
The Company entered into certain economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in November 2023. In accordance with these agreements, as December 31, 2025, the governmental entities advanced $1.9 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. The Company has been advanced the full amounts that were due pursuant to these agreements, and these advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions, which are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion or all of the advances including accrued interest by April 1st following the measurement date. Any outstanding advances at the expiration of the Company's corporate headquarters lease in 2035 will be forgiven in full. The advances are presented in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions have been met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company is in compliance with all applicable current performance conditions as of December 31, 2025.
2013 Economic Development Loans
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
Repayment of the advances was contingent upon the Company achieving certain performance conditions. The performance conditions were measured annually on December 31st and primarily related to maintaining certain levels of employment within the various jurisdictions. If the Company failed to meet an annual performance condition, then the Company may have been required to repay a portion, or all, of the advances including accrued interest by April 30th following the measurement date. Under the terms of the agreement, upon the expiration of the Company's previous ten-year corporate headquarters lease agreement in 2023, any outstanding advances would be forgiven in full. The $4.4 million of advances were previously recognized as debt in the consolidated balance sheets.
Upon the expiration of the Company's previous corporate headquarters lease agreement in 2023, the Company concluded that it had achieved the performance conditions over the entire term of the agreement and therefore, the Company was not required to repay the advances. As a result, during the year ended December 31, 2023, the Company derecognized the $4.4 million economic development loans debt from the consolidated balance sheets and recognized a gain on extinguishment of debt in the consolidated statements of income.
Dividends
During the year ended December 31, 2025, the Company declared aggregate annual cash dividends of $1.15 per share or approximately $53.5 million in aggregate dividend payments.
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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the year ended December 31, 2025, the Company repurchased 1.0 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $125.9 million. As of December 31, 2025, the Company had 2.8 million shares remaining under the current share repurchase authorization.
During the year ended December 31, 2025, the Company redeemed 0.1 million shares of common stock at a total cost of $9.9 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of performance vested restricted stock units ("PVRSUs") and restricted stock grants. These redemptions were outside the share repurchase program. During the year ended December 31, 2025, the Company received proceeds of $6.8 million from stock options exercised by employees.
The Company has material future contractual obligations of $104.2 million (excluding the previously addressed debt obligations, the financing, investment, guaranty, and franchise agreement acquisition cost commitments to franchisees, and the deferred compensation plan liabilities) as of December 31, 2025.

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
The Company is an agent in coordinating the delivery of the services between the loyalty program member and the franchisee or third party, and as a result, the revenues are recognized net of the cost of redemptions. The estimated value of the future redemptions is reflected in the current and non-current liability for guest loyalty program in the consolidated balance sheets. The liability for the guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to the outstanding points, which is relieved as the redemption costs are processed. The amount of the loyalty program fees in excess of the guest loyalty program point liability represents current and non-current deferred revenue, which is recognized to revenue as the points are redeemed including an estimate of the future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for the current and non-current designation of each liability. The loyalty program point redemption revenues are presented within revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income. Any changes in the estimates used in developing the breakage rate or other future guest loyalty program operations could result in a material change to the liability for the guest loyalty program and the deferred revenues.
The Company maintains various agreements with third-party partners, including the co-branding of the Choice Privileges credit card. The agreements typically provide for use of the Company’s marks, limited access to the Company’s distribution channels, and the sale of Choice Privileges points, in exchange for the payment of fees which primarily comprises variable consideration each month. Choice Privileges members can earn points through participation in the third-party partner’s program. The partner agreements include multiple performance obligations. The primary performance obligations are brand intellectual property and material rights for free or discounted goods or services to the hotel guests. The allocation of fixed and variable consideration to the performance obligations is based on the standalone selling price, which is estimated based on the market and income methods which contain significant judgments. The amounts allocated to the brand intellectual property are recognized on a gross basis over time using the output measure of time elapsed, and are presented within partnership services and fees in the consolidated statements of income. The amounts allocated to material rights for free or discounted goods or services to hotel guests are recognized to revenue as the points are redeemed including an estimate of breakage, within revenue for reimbursable costs from franchised and managed properties.
Goodwill and Intangible Assets
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of October 1st or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. During the year ended December 31, 2025, the Company changed its annual impairment assessment date from December

31st to October 1st. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite-lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangible assets. The Company determines the fair value of its reporting units and indefinite-lived intangible assets using the income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2025, the Company's goodwill is allocated to the Hotel Franchising reporting unit. The Company performed a qualitative impairment analysis for the Hotel Franchising reporting unit and concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, no impairment was recognized and a quantitative test was not required.
New Accounting Standards
Refer to the "Recently Adopted & Issued Accounting Standards" section of Note 1 to the consolidated financial statements for information related to our adoption and assessment of new accounting standards.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company’s foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $52.0 million as of December 31, 2025, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of December 31, 2025, the Company had $472.6 million of variable interest rate debt instruments outstanding at an effective interest rate of 5.22%. A hypothetical change of 10% in the Company’s effective interest rate from the December 31, 2025 levels would increase or decrease annual interest expense by $2.5 million. The Company expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not currently have any material derivative financial instruments.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Choice Hotels International, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Accounting for Choice Privileges Loyalty Program
Description of the Matter
The Company recognized $125.6 million in revenues from loyalty points redeemed, net of the cost of redemptions, and had a point liability and deferred revenue of $124.8 million and $114.9 million, respectively, as of December 31, 2025, associated with the Choice Privileges Loyalty Program.

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

Choice Hotels Canada Acquisition
Description of the Matter
On July 2, 2025, the Company completed its acquisition of the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. (“Choice Hotels Canada”) for a purchase price of approximately $114.5 million, as disclosed in Note 17 to the consolidated financial statements.

Auditing the Company's accounting for its acquisition was complex due to the estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which consisted of franchise agreements and reacquired territory rights. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying significant assumptions. The Company used a discounted cash flow model to measure the franchise agreements and reacquired territory rights intangible assets. The significant assumptions used to estimate the value of these assets included discount rates and the forecasted cash flows. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the accounting for the acquisition. For example, we tested controls over management’s review of the valuation models, the significant assumptions used to develop the estimates, and the completeness and accuracy of the data used in the valuations.

To test the estimated fair value of the acquired intangible assets, including the franchise agreements and reacquired territory rights, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies and testing the significant assumptions, including the forecasted cash flows and the selected discount rates used by the Company’s valuation specialist. Our procedures included evaluating the completeness and accuracy of the underlying data supporting the significant assumptions in management’s estimates. We involved our valuation specialists to assist with our evaluation of the valuation methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to the Company’s historical performance, to the historical results of the acquired business, and to current industry, market, and economic trends.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
February 19, 2026

CONSOLIDATED FINANCIAL STATEMENTS
CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2025	2024	2023
REVENUES
Franchise and management fees	$673,197	$669,637	$652,060
Partnership services and fees	113,789	99,491	91,790
Owned hotels	121,373	113,459	97,641
Other	72,230	64,060	55,097
Revenue for reimbursable costs from franchised and managed properties	616,204	638,192	647,577
Total revenues	1,596,793	1,584,839	1,544,165
OPERATING EXPENSES
Selling, general and administrative	328,958	312,388	312,701
Business combination, diligence and transition costs	4,701	17,233	55,778
Depreciation and amortization	59,715	51,953	45,038
Owned hotels	91,684	83,148	71,474
Reimbursable expenses from franchised and managed properties	663,336	656,344	680,410
Total operating expenses	1,148,394	1,121,066	1,165,401
Impairment of long-lived assets	—	—	(3,736)
Operating income	448,399	463,773	375,028
OTHER EXPENSES AND (INCOME), NET
Interest expense	91,148	87,131	63,780
Interest income	(6,237)	(8,646)	(7,764)
Gain from an acquisition of a joint venture	(100,025)	—	—
Gain on sale of assets	(713)	—	—
Loss (gain) on extinguishment of debt	—	331	(4,416)
Other (gains) losses, net	(6,989)	1,641	(10,649)
Equity in net loss (gain) of affiliates	14,324	(12,329)	(2,879)
Total other expenses and (income), net	(8,492)	68,128	38,072
Income before income taxes	456,891	395,645	336,956
Income tax expense	86,945	95,980	78,449
Net income	$369,946	$299,665	$258,507

Basic earnings per share	$7.97	$6.26	$5.11
Diluted earnings per share	$7.90	$6.20	$5.07

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
Net income	$369,946	$299,665	$258,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	886	(522)	(460)
Other comprehensive income (loss), net of tax:	886	(522)	(460)
Comprehensive income	$370,832	$299,143	$258,047

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$44,997	$40,177
Accounts receivables (net of allowance for credit losses of $51,189 and $45,610, respectively)	207,491	176,672
Income taxes receivable	13,456	5,419
Notes receivable (net of allowance for credit losses of $7,462 and $5,805, respectively)	94,686	75,501
Prepaid expenses and other current assets	45,368	41,317
Total current assets	405,998	339,086
Property and equipment, net	649,291	604,345
Operating lease right-of-use assets	77,670	83,451
Goodwill	305,758	220,187
Intangible assets, net	1,082,486	884,013
Notes receivable (net of allowance for credit losses of $1,019 and $1,526, respectively)	12,490	32,682
Investments for employee benefit plans, at fair value	50,227	47,603
Investments in affiliates	134,975	117,016
Deferred income taxes	75,371	108,308
Other assets	123,937	93,836
Total assets	$2,918,203	$2,530,527
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$156,276	$134,865
Accrued expenses and other current liabilities	125,282	136,729
Deferred revenue	100,698	102,114
Liability for guest loyalty program	85,035	89,013
Total current liabilities	467,291	462,721
Long-term debt	1,906,122	1,768,526
Long-term deferred revenue	130,505	132,259
Deferred compensation and retirement plan obligations	56,532	53,316
Deferred income taxes	25,303	—
Operating lease liabilities	107,963	113,255
Liability for guest loyalty program	39,771	40,607
Other liabilities	3,487	5,114
Total liabilities	2,736,974	2,575,798
Commitments and contingencies (Note 16)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at December 31, 2025 and December 31, 2024; 45,996,087 and 46,856,567 shares outstanding at December 31, 2025 and December 31, 2024, respectively	951	951
Additional paid-in-capital	403,927	370,201
Accumulated other comprehensive loss	(5,307)	(6,193)
Treasury stock, at cost; 49,069,551 and 48,209,071 shares at December 31, 2025 and December 31, 2024, respectively	(2,536,373)	(2,411,527)
Retained earnings	2,318,031	2,001,297
Total shareholders’ equity (deficit)	181,229	(45,271)
Total liabilities and shareholders’ equity (deficit)	$2,918,203	$2,530,527

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$369,946	$299,665	$258,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,715	51,953	45,038
Depreciation and amortization – reimbursable expenses from franchised and managed properties	19,554	18,907	30,697
Franchise agreement acquisition cost amortization	31,966	28,702	20,024
Gain from an acquisition of a joint venture	(100,025)	—	—
Gain on sale of assets	(713)	—	—
Loss (gain) on extinguishment of debt	—	331	(4,416)
Loss on impairment of long-lived assets	—	—	3,736
Non-cash share-based compensation and other charges	38,254	43,250	46,809
Non-cash interest, investments, and affiliate income, net	(6,439)	(7,282)	(8,747)
Deferred income taxes	19,764	(19,028)	(1,336)
Equity in net loss (gain) of affiliates, less distributions received	19,848	(2,327)	(1,570)
Franchise agreement acquisition costs, net of reimbursements	(83,444)	(112,164)	(98,316)
Change in working capital and other	(97,979)	17,396	6,128
Net cash provided by operating activities	270,447	319,403	296,554
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(38,924)	(39,102)	(47,717)
Investments in owned hotel properties	(106,871)	(106,750)	(68,560)
Contributions to investments in affiliates	(93,675)	(52,768)	(38,930)
Issuances of notes receivable	(6,885)	(37,994)	(4,323)
Collections of notes receivable	7,373	32,100	10,852
Business acquisition, net of cash acquired	(73,395)	—	—
Proceeds from the sale of assets	52,000	—	—
Purchases of equity securities	—	—	(112,420)
Proceeds from sales of equity securities	—	108,149	—
Distributions from sales of affiliates	44,617	15,850	868
Other items, net	(2,504)	(4,056)	(5,396)
Net cash used in investing activities	(218,264)	(84,571)	(265,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) pursuant to revolving credit facilities	132,982	111,500	(131,500)
Proceeds from the issuance of long-term debt	—	593,574	500,000
Proceeds from economic development loans	1,850	—	—
Repayment of long-term debt	—	(500,000)	—
Debt issuance costs	—	(8,069)	(1,553)
Purchases of treasury stock	(138,304)	(380,743)	(362,772)
Dividends paid	(53,472)	(55,497)	(56,457)
Proceeds from the exercise of stock options	6,841	17,525	6,345
Net cash used in financing activities	(50,103)	(221,710)	(45,937)
Net change in cash and cash equivalents	2,080	13,122	(15,009)
Effect of foreign exchange rate changes on cash and cash equivalents	2,740	301	197
Cash and cash equivalents, beginning of period	40,177	26,754	41,566
Cash and cash equivalents, end of period	$44,997	$40,177	$26,754

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash payments during the year for
Federal income taxes, net of refunds and transferable tax credits	$65,295	$85,880	$71,161
State income taxes, net of refunds (1)	$14,325	$18,237	$20,771
Foreign income taxes, net of refunds (1)	$5,088	$4,056	$2,410
Interest, net of capitalized interest	$90,310	$67,176	$60,773
Non-cash investing and financing activities
Dividends declared but not paid	$13,218	$13,471	$14,902
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$18,273	$23,284	$10,291
(1) In 2025, 2024, and 2023, there were no individual jurisdictions for which the cash income taxes paid equaled or exceeded 5% of the total cash income taxes paid.
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)(2)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2022	52,200,903	$951	$298,053	$(5,211)	$(1,694,857)	$1,555,724	$154,660
Net income	—	—	—	—	—	258,507	258,507
Other comprehensive loss, net of tax	—	—	—	(460)	—	—	(460)
Share-based payment activity (1)	366,121	—	32,697	—	13,889	—	46,586
Dividends declared ($1.15 per share)	—	—	—	—	—	(57,872)	(57,872)
Treasury purchases	(3,040,779)	—	—	—	(365,823)	—	(365,823)
Balance as of December 31, 2023	49,526,245	$951	$330,750	$(5,671)	$(2,046,791)	$1,756,359	$35,598
Net income	—	—	—	—	—	299,665	299,665
Other comprehensive loss, net of tax	—	—	—	(522)	—	—	(522)
Share-based payment activity (1)	437,268	—	39,451	—	13,659	—	53,110
Dividends declared ($1.15 per share)	—	—	—	—	—	(54,727)	(54,727)
Treasury purchases	(3,106,946)	—	—	—	(378,395)	—	(378,395)
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	369,946	369,946
Other comprehensive income, net of tax	—	—	—	886	—	—	886
Share-based payment activity (1)	231,270	—	33,726	—	10,711	—	44,437
Dividends declared ($1.15 per share)	—	—	—	—	—	(53,212)	(53,212)
Treasury purchases	(1,091,750)	—	—	—	(135,557)	—	(135,557)
Balance as of December 31, 2025	45,996,087	$951	$403,927	$(5,307)	$(2,536,373)	$2,318,031	$181,229
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their PVRSUs, which are presented in Share-based payment activity.
(2) Accumulated other comprehensive income (loss) relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024, and 2023.

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

The following table presents the effect of the reclassifications on the years ended December 31, 2024 and December 31, 2023 consolidated statements of income.

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023
	As previously reported	Reclassification	As reclassified	As previously reported	Reclassification	As reclassified
REVENUES
Franchise and management fees	$514,569	$155,068	$669,637	$513,412	$138,648	$652,060
Initial franchise fees	25,606	(25,606)	—	27,787	(27,787)	—
Partnership services and fees	75,752	23,739	99,491	75,114	16,676	91,790
Owned hotels	113,459	—	113,459	97,641		97,641
Other	61,803	2,257	64,060	46,051	9,046	55,097
Revenue for reimbursable costs from franchised and managed properties	793,650	(155,458)	638,192	784,160	(136,583)	647,577
Total revenues	1,584,839	—	1,584,839	1,544,165	—	1,544,165
OPERATING EXPENSES
Selling, general and administrative	219,878	92,510	312,388	216,081	96,620	312,701
Business combination, diligence and transition costs	17,233	—	17,233	55,778		55,778
Depreciation and amortization	43,282	8,671	51,953	39,659	5,379	45,038
Owned hotels	83,148	—	83,148	71,474		71,474
Reimbursable expenses from franchised and managed properties	757,525	(101,181)	656,344	782,409	(101,999)	680,410
Total operating expenses	1,121,066	—	1,121,066	1,165,401	—	1,165,401
Impairment of long-lived assets	—	—	—	(3,736)	—	(3,736)
Operating income	$463,773	$—	$463,773	$375,028	$—	$375,028
The Company also reclassified certain prior year amounts in the consolidated statements of cash flows in order to maintain comparability with the current year presentation. Depreciation and amortization was revised to include amortization expense from information technology platforms, which was previously presented in depreciation and amortization - other expenses from franchised and managed properties in the consolidated statements of cash flows. Depreciation and amortization - other expenses from franchised and managed properties was revised to depreciation and amortization - reimbursable expenses from franchised and managed properties in the consolidated statements of cash flows. Federal income taxes, net of refunds and transferable tax credits, state income taxes, net of refunds, and foreign income taxes, net of refunds, which were previously presented in income taxes, net of refunds, are now presented within standalone financial statement line items in the consolidated statements of cash flows. The reclassifications had no effect on the Company's previously reported net cash provided by operating activities, the net cash used in investing activities, or the net change in cash and cash equivalents.
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
Franchise fees include the following:
•Royalty fees - Royalty fees are earned in exchange for a license to brand intellectual property typically based on a percentage of gross room revenues. The royalty fees are billed and collected monthly and the revenues are recognized in the same period that the underlying gross room revenues are earned by the Company’s franchisees. The royalty fees are presented within franchise and management fees in the consolidated statements of income.
•Initial franchise fees - Initial franchise fees are charged when (i) new hotels enter the franchise system, (ii) there is a change of ownership, or (iii) the existing franchise agreements are extended. The initial franchise fees are recognized as revenue ratably as the services are provided over the enforceable period of the franchise agreement, unless the franchise agreement is terminated and the hotel exits the franchise system whereby the remaining deferred amounts are recognized to revenue in the period of termination. The enforceable period is the period from the hotel's opening to the first point the franchisee or the Company can terminate the franchise agreement without incurring a significant penalty. The initial franchise fees are presented within franchise and management fees in the consolidated statements of income.
•System implementation fees - System implementation fees charged to the franchisees are deferred and recognized as revenue over the enforceable period of the franchise agreement. The system implementation fees charged to the franchisees are primarily presented within franchise and management fees in the consolidated statements of income.
•Other fees - Other fees are a combination of miscellaneous non-marketing and reservation fees, which includes quality assurance, non-compliance, and franchisee training fees. Other fees are recognized in the period that the designated transaction or event has occurred. Other fees are presented within franchise and management fees and other revenues in the consolidated statements of income.
The Company’s franchise agreements require the payment of marketing and reservation fees. The Company is obligated to use these marketing and reservation fees to provide marketing and reservation services, such as marketing, media, advertising, access to centralized reservation systems, and certain franchise services to support the operation of the overall franchise system. The marketing and reservation fees are presented within revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income. These services are comprised of multiple fees including the following:
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
Marketing and reservation expenses are the expenses that are incurred to facilitate the delivery of the marketing and reservation services, including direct expenses and an allocation of costs for certain administrative activities that are required to carry out marketing and reservation services. Marketing and reservation expenses are recognized when the services are incurred or the goods are received within reimbursable expenses from franchised and managed properties in the consolidated statements of income. As a result, the marketing and reservation expenses may not equal the marketing and reservation revenues in a specific period but are expected to equal the revenues earned from the franchisees over time. The Company’s franchise agreements provide the Company the right to advance monies to the franchise system when the needs of the franchisor system surpass the balances currently available. The Company has the right to recover such advances in future periods through additional fee assessments or reduced spending.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. For the years ended December 31, 2025, 2024, and 2023, the loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $125.6 million, $123.2 million, and $93.1 million, respectively. The transaction price is variable and determined in the period when the loyalty points are earned and the underlying gross room revenues are known. No loyalty program revenues are recognized at the time the loyalty points are issued.
The Company is an agent in coordinating the delivery of the services between the loyalty program member and the franchisee or third party, and as a result, the revenues are recognized net of the cost of redemptions. The estimated value of the future redemptions is reflected in the current and non-current liability for guest loyalty program in the consolidated balance sheets. The liability for the guest loyalty program is developed based on an estimate of the eventual redemption rates and point values using various actuarial methods. These significant judgments determine the required point liability attributable to the outstanding points, which is relieved as the redemption costs are processed. The amount of the loyalty program fees in excess of the guest loyalty program point liability represents current and non-current deferred revenue, which is recognized to revenue as the points are redeemed including an estimate of the future forfeitures (“breakage”). The anticipated redemption pattern of the points is the basis for the current and non-current designation of each liability. As of December 31, 2025, the current and non-current deferred revenue balances were $78.2 million and $36.7 million, respectively. The loyalty points are typically redeemed within three years of issuance. The loyalty program point redemption revenues are presented within revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income.
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
The partnership agreements include multiple performance obligations. The primary performance obligations are for the brand intellectual property and material rights for free or discounted goods or services to hotel guests. The allocation of the fixed and variable consideration to the performance obligations is based on the standalone selling price, which is estimated based on the market and income methods, which contain significant judgments. The amounts allocated to the brand intellectual property are recognized on a gross basis over time using the output measure of the time elapsed and presented within partnership services and fees in the consolidated statements of income. The amounts allocated to the material rights for free or discounted goods or services to hotel guests are recognized to revenue as the points are redeemed including an estimate of the breakage and presented within revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income.
Qualified Vendors
The Company generates revenue from qualified vendors. The qualified vendor revenue is generally based on the marketing services provided by the Company on behalf of, and the access provided to, the qualified vendors to the hotel owners and guests. The Company provides these services in exchange for either fixed consideration or a percentage of the revenues earned by the qualified vendor pertaining to purchases by the Company’s franchisees or guests. The fixed consideration is paid in installments based on a contractual schedule, with an initial payment typically due at contract execution. The variable consideration is typically paid quarterly after the sales to the franchisees or guests have occurred.
The qualified vendor agreements comprise a single performance obligation, which is satisfied over time based on the access afforded, and the services provided, to the qualified vendor for the stated duration of the agreement. The fixed consideration is allocated and recognized ratably to each period over the term of the agreement. The variable consideration is determined and recognized in the period when the vendors' sales to the franchisees or guests are known or the cash payment has been remitted. The qualified vendor revenues are presented within partnership services and fees in the consolidated statements of income.
SaaS Arrangements
The Company is a party to other non-franchising agreements that generate revenue, which are primarily SaaS arrangements for non-franchised hoteliers, and is presented within partnership services and fees in the consolidated statements of income. SaaS agreements typically include fixed consideration for installment and other initiation fees that are paid at the beginning of the contract, and variable consideration for recurring subscription revenue that is typically paid on a monthly basis. SaaS agreements comprise a single performance obligation, which is satisfied over time based on the access to the software for the stated duration of the agreement. The fixed consideration is allocated and recognized ratably to each period over the term of the agreement. The variable consideration is determined at the conclusion of each period, and allocated to and recognized in the current period.
Managed Hotels
The Company manages 13 hotels (inclusive of four owned hotels). The management agreements provide for the use of the Company's marks and hotel management services, which include providing day-to-day management services in the operation of the hotels for the hotel owners. The fees generated from the management agreements are recognized to revenue over time as the hotel owners pay for access to these services for the duration of the management agreement, and include base and incentive management fees. Base management fees are generally based on a percentage of the hotel's monthly gross revenue and are invoiced and collected monthly. Incentive management fees are generally based on a percentage of the hotel's operating profits and are invoiced on an annual basis. Base and incentive management fee revenues are presented within franchise and management fees in the consolidated statements of income.
The Company's management agreements include amounts that are contractually reimbursed to the Company by the hotel owners, either directly or indirectly, relating to certain costs and expenses that are paid by the Company in support of the operations of these hotel properties. The reimbursements include payroll costs and certain other operating costs of the managed properties' operations, which are reimbursed to the Company by the hotel owners as the expenses are incurred. The revenue related to these direct reimbursements is recognized based on the amount of the expenses incurred by the Company, which are presented within reimbursable expenses from franchised and managed properties in the consolidated statements of income. The hotel owner typically reimburses the Company on a monthly basis, which results in no net effect to operating income or net income. The revenues related to marketing and reservations are recognized over time and are intended to reimburse the Company, indirectly, for the expenses incurred in performing the marketing and reservation services. These managed revenues are presented within revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income.
Owned Hotels
The Company owned 17 hotels, 12 hotels, and 10 hotels as of December 31, 2025, 2024, and 2023, respectively, from which the Company generates revenues. As a hotel owner, the Company has performance obligations to provide accommodations to hotel guests and in return, the Company earns a nightly fee for an agreed upon period that is generally payable at the time the hotel guest checks out of the hotel. The Company typically satisfies the performance obligations over the length of the stay and recognizes the revenue on a daily basis, as the hotel rooms are occupied and the services are rendered.
Other ancillary goods and services at the owned hotels are purchased independently of the hotel stay at the standalone selling prices and are considered separate performance obligations, which are satisfied at the point in time when the related good or service is provided to the guest. These primarily consist of food and beverage, incidentals, and parking fees. The hotel room night and other ancillary goods and services revenues are presented within owned hotels revenue in the consolidated statements of income.
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
Accounts receivable consists primarily of the franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses inherent in the accounts receivable balance. The Company determines the allowance considering its historical write-off experience, a review of the aged receivable balances and customer payment trends, the economic environment, and other available evidence. The Company presents the provisions for credit losses on accounts receivable in selling, general and administrative expenses and reimbursable expenses from franchised and managed properties in the consolidated statements of income.

When the Company determines that a trade or note receivable is not collectible, then the account is written-off to the associated allowance for credit losses.
Refer to Note 3 for more information on the receivables and the allowances for credit losses.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was $207.8 million, $194.6 million, and $195.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company presents advertising costs primarily in reimbursable expenses from franchised and managed properties in the consolidated statements of income.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains cash balances at U.S. banks, which at times may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation. In addition, the Company also maintains cash balances at international banks which do not provide deposit insurance.
Capitalization Policies
Property and equipment are generally recorded at cost and depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Major renovations and replacements incurred during construction are capitalized. The costs for computer software developed for internal use are capitalized during the application development stage and amortized using the straight-line method over the estimated useful lives of the software. The capitalized software licenses pertaining to cloud computing arrangements are amortized using the straight-line method over the shorter of the cloud computing arrangement term or the estimated useful lives of the software. The Company capitalizes the interest incurred during the construction and development of property and equipment, including software. The total interest capitalized as a cost of property and equipment was $8.1 million and $9.4 million during the years ended December 31, 2025 and 2024, respectively.
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
Long-Lived Assets, Goodwill, and Intangible Assets
The Company groups its long-lived assets, including property and equipment and definite-lived intangible assets (e.g., franchise rights and franchise agreement acquisition costs), at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates the potential impairment of its long-lived asset groups annually as of October 1st or earlier when other circumstances indicate that the Company may not be able to recover the carrying value of the asset group. During the year ended December 31, 2025, the Company changed its annual impairment assessment date from December 31st to October 1st. When indicators of impairment are present, then the recoverability is assessed based on undiscounted expected cash flows. If the undiscounted expected cash flows are less than the carrying amount of the asset group, then an impairment charge is measured and recognized, as applicable, for the excess of the carrying value over the fair value of the asset group. The fair value of the long-lived asset groups are estimated primarily using discounted cash flow analyses representing the highest and best use by an independent market participant. Significant management judgment is involved in evaluating any indicators of impairment and developing any required projections to test for the recoverability or the estimated fair value.

The Company did not identify any indicators of impairment of long-lived assets from the Hotel Franchising reporting unit during the years ended December 31, 2025, 2024, and 2023, other than impairments on franchise sales commission assets and franchise agreement acquisition cost intangible assets, which are presented within selling, general and administrative expenses and reimbursable expenses from franchised and managed properties in the consolidated statements of income. Refer to Note 2 for additional information.
During the year ended December 31, 2023, the Company recognized an impairment loss on the long-lived assets associated with the legacy Radisson corporate office lease. Refer to Note 5 for additional information.
The Company evaluates the impairment of goodwill and intangible assets with indefinite lives annually as of October 1st or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization that indicate that the Company may not be able to recover the carrying amount of the asset. During the year ended December 31, 2025, the Company changed its annual impairment assessment date from December 31st to October 1st. In evaluating these assets for impairment, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or the indefinite-lived intangible asset is less than its carrying amount. If the conclusion is that it is not more likely than not that the fair value of the asset is less than its carrying value, then no further testing is required. If the conclusion is that it is more likely than not that the fair value of the asset is less than its carrying value, then a quantitative impairment test is performed whereby the carrying value is compared to the fair value of the asset and an impairment charge is recognized, as applicable, for the excess of the carrying value over the fair value. The Company may elect to forgo the qualitative assessment and move directly to the quantitative impairment tests for goodwill and indefinite-lived intangible assets. The Company determines the fair value of its reporting units and indefinite-lived intangible assets using the income and market methods.
Goodwill is allocated to the Company's reporting units. The Company's reporting units are determined primarily by the availability of discrete financial information relied upon by the chief operating decision maker ("CODM") to assess performance and make operating segment resource allocation decisions. As of December 31, 2025, the Company's goodwill is allocated solely to the Hotel Franchising reporting unit. The Company performed the qualitative impairment analysis for the Hotel Franchising reporting unit, concluding that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As such, a quantitative test was not required and no impairment was recorded.
Variable Interest Entities
In accordance with the guidance for the consolidation of variable interest entities ("VIE"), the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. The Company's variable interests include equity investments, loans, and guaranties. The determination of whether a variable interest is a VIE includes both quantitative and qualitative considerations. For those entities determined to be VIEs, a further quantitative and qualitative analysis is performed to determine if the Company is deemed to be the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impacts the entity's economic performance and who has an obligation to absorb the losses of the entity or a right to receive the benefits from the entity that could potentially be significant. The Company consolidates those entities in which it is determined to be the primary beneficiary. As of December 31, 2025, the Company is not the primary beneficiary of any VIE. The Company's qualitative analysis is based on its review of the design of the entity, the organizational structure including its decision-making ability, and the relevant development, operating management, and financial agreements.
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
Investments in Equity Securities
The Company's investments in equity securities are recognized at fair value in the consolidated balance sheets, and the unrealized gains and losses on the investments in equity securities are recognized as other (gains) losses, net in the consolidated statements of income. The realized gains and losses on the investments in equity securities are recognized upon the disposition of the equity securities using the specific identification method as other (gains) losses, net in the consolidated statements of income.
Foreign Operations
The U.S. dollar is the functional currency of the consolidated entities operating in the U.S. The functional currency for the consolidated entities operating outside of the U.S. is generally the currency of the primary economic environment in which the entity primarily generates and expends cash. The Company translates the financial statements of the consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates the assets and liabilities at the exchange rate in effect as of the financial statement date, and translates income statement accounts using the approximate weighted average exchange rate for the period. The Company includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity (deficit). The Company presents foreign currency transaction gains and losses, and the effect of intercompany transactions of a short-term or trading nature, within other (gains) losses, net in the consolidated statements of income. For the year ended December 31, 2025, the foreign currency transaction losses were $0.1 million. For the years ended December 31, 2024 and 2023, the foreign currency transaction gains were $2.1 million and $0.5 million, respectively.
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
Performance Vested Restricted Stock Units ("PVRSUs") - The Company has granted PVRSUs to certain employees. The Company grants three types of PVRSU awards: (i) PVRSUs with performance conditions based on internal performance metrics, (ii) PVRSUs with market conditions based on the Company's total shareholder return ("TSR") relative to a predetermined peer group, and (iii) PVRSUs with both performance and market conditions. The vesting of the PVRSU awards is contingent upon the Company achieving the internal performance and/or TSR targets over a specified period and the employees' continued employment over the service period. The performance and market conditions affect the number of shares that will ultimately vest.
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
Leases
The Company determines if an arrangement is a lease, and the classification as either an operating lease or a financing lease, at lease inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in our consolidated balance sheets. As of December 31, 2025 and 2024, the Company did not have any leases classified as a financing lease.
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
Non-Qualified Retirement, Savings, and Investment Plans
The Company has an Executive Deferred Compensation Plan ("EDCP") and a Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Plan") (together, the "Deferred Compensation Plan"). Under the EDCP, certain executive officers may defer a portion of their salary into an irrevocable trust and invest these amounts in a selection of available diversified investment options. The Non-Qualified Plan allows certain employees who do not participate in the EDCP to defer a portion of their salary and invest these amounts in a selection of available diversified investment options. The long-term deferred compensation and retirement plan liabilities related to the deferrals and the credited investment returns under the Deferred Compensation Plan are presented in deferred compensation and retirement plan obligations in the consolidated balance sheets. The corresponding long-term deferred compensation and retirement plan assets are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets. Compensation expense or benefit is recognized in selling, general and administrative expenses in the consolidated statements of income based on the change in the deferred compensation and retirement plan obligations related to the earnings credited to the participants as well as the changes in the fair value of the diversified investments.
Business Combinations
The Company allocates the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company recognizes goodwill as the amount by which the purchase price of an acquired entity exceeds the fair values assigned to the assets acquired and liabilities assumed. For a business combination achieved in stages, in which there is a change in ownership interest and control is obtained when there is a previously held equity interest, a gain or loss from remeasurement of the previously held equity interest to fair value is recognized in the period that control was obtained.
Recently Adopted & Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is designed to provide additional information to financial statement users in regards to how an entity's operations, risks, and planning affect its tax rate, opportunities, and future cash flows. ASU 2023-09 is effective for the annual reporting period beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis effective December 31, 2025. The adoption of this standard did not have an impact on the Company's consolidated financial statements, but it did require enhanced income tax disclosures in the notes to the consolidated financial statements. Refer to Note 11 for more information.
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
Deferred revenues from initial franchise fees are typically recognized over a ten-year period, unless the franchise agreement is terminated and the hotel exits the franchise system whereby the remaining deferred revenue amounts are recognized to revenue in the period of termination. As of December 31, 2025 and 2024, deferred revenues from initial franchise fees were $103.0 million and $111.2 million, respectively. Loyalty points are typically redeemed within three years of issuance. As of December 31, 2025 and 2024, deferred revenues from the loyalty program were $114.9 million and $110.4 million, respectively.
The following table summarizes the significant changes in the contract liabilities balances during the year ended December 31, 2025:

(in thousands)
Balance as of December 31, 2024	$216,697
Increases to the contract liability balance due to cash received	153,031
Revenue recognized in the period	(149,388)
Balance as of December 31, 2025	$220,340
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $220.3 million as of December 31, 2025. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.

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
Capitalized Franchise Agreement Costs
Sales commissions earned by Company personnel upon execution of a franchise agreement (“franchise sales commissions”) meet the requirement to be capitalized as an incremental cost of obtaining a contract with a customer. The capitalized franchise sales commissions are amortized on a straight-line basis over the estimated benefit period of the arrangement, unless the franchise agreement is terminated and the hotel exits the system whereby the remaining capitalized amounts will be expensed in the period of termination. The estimated benefit period is the Company's estimate of the duration a hotel will remain in the Choice system. As of December 31, 2025 and 2024, the capitalized franchise sales commissions were $69.0 million and $59.5 million, respectively, which are presented within other assets in the consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, amortization expense and impairment charges were $13.2 million, $10.2 million, and $13.1 million, respectively, which are presented within selling, general and administrative expenses in the consolidated statements of income.
The Company makes certain payments to customers as an incentive to enter into new franchise agreements (“franchise agreement acquisition costs”). These payments are recognized as an adjustment to the transaction price and capitalized as an intangible asset in the consolidated balance sheets. The franchise agreement acquisition cost intangible assets are amortized on a straight-line basis over the estimated benefit period of the arrangement as a reduction to franchise and management fees and revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income. For the years ended December 31, 2025 and 2023, the net impairments from adverse franchise agreement activity, including terminations and significant delinquencies in invoice payments, were $1.1 million and $7.3 million, respectively, which are presented within selling, general and administrative expenses and reimbursable expenses from franchised and managed properties in the consolidated statements of income. For the year ended December 31, 2024, the net recoveries from adverse franchise agreement activity, including terminations and significant delinquencies in invoice payments, were $0.4 million, which is presented within selling, general and administrative expenses and reimbursable expenses from franchised and managed properties in the consolidated statements of income.
3. Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

	December 31,
(in thousands)	2025	2024
Senior	$98,257	$94,963
Subordinated	13,356	15,433
Unsecured	4,044	5,118
Total notes receivable	115,657	115,514
Less: allowance for credit losses	8,481	7,331
Total notes receivable, net of allowance for credit losses	$107,176	$108,183
Current portion, net of allowance for credit losses	$94,686	$75,501
Long-term portion, net of allowance for credit losses	$12,490	$32,682

The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2025	2024	2023	2022	2021	Prior	Total
Senior	$1,713	$40,832	$—	$—	$—	$55,712	$98,257
Subordinated	1,501	—	3,503	—	—	8,352	13,356
Unsecured	386	125	—	—	771	2,762	4,044
Total notes receivable	$3,600	$40,957	$3,503	$—	$771	$66,826	$115,657
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

	December 31,
(in thousands)	2025	2024
Beginning balance	$7,331	$8,616
Provision (reversal) for credit losses	1,150	(609)
Recoveries	—	(676)
Ending balance	$8,481	$7,331
During the year ended December 31, 2024, the recoveries were primarily associated with cash collections pursuant to a settlement agreement with a borrower.
As of December 31, 2025 and December 31, 2024, three and one note receivable loans, respectively, with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loans. The allowance for credit losses attributable to the collateral-dependent note receivable loans were $4.6 million and $2.2 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1-30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of December 31, 2025
Senior	$—	$—	$42,900	$42,900	$55,357	$98,257
Subordinated	—	—	—	—	13,356	13,356
Unsecured	—	—	404	404	3,640	4,044
	$—	$—	$43,304	$43,304	$72,353	$115,657
As of December 31, 2024
Senior	$—	$—	$15,200	$15,200	$79,763	$94,963
Subordinated	—	—	2,264	2,264	13,169	15,433
Unsecured	—	—	784	784	4,334	5,118
	$—	$—	$18,248	$18,248	$97,266	$115,514
The amortized cost basis of the notes receivable in a non-accrual status was $42.9 million and $17.5 million as of December 31, 2025 and 2024, respectively.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $103.2 million and $103.1 million as of December 31, 2025 and 2024, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For the collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 16.

Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $65.3 million and $66.2 million as of December 31, 2025 and December 31, 2024, respectively.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the year ended December 31, 2025, the Company recognized provisions for credit losses on accounts receivable of $20.2 million in selling, general and administrative expenses, and $15.0 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2024, the Company recognized provisions for credit losses on accounts receivable of $11.0 million in selling, general and administrative expenses, and $9.7 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. For the years ended December 31, 2025 and 2024, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $29.6 million and $14.4 million, respectively.
4. Property and Equipment
The components of property and equipment were the following:

	December 31,
(in thousands)	2025	2024
Land and land improvements	$67,451	$51,045
Construction in progress and software under development	88,125	151,756
Computer equipment and software	114,031	105,196
Buildings and leasehold improvements	462,543	354,689
Furniture, fixtures, vehicles and equipment	79,254	67,562
Property and equipment	811,404	730,248
Less: Accumulated depreciation and amortization	(162,113)	(125,903)
Property and equipment, net	$649,291	$604,345
For the years ended December 31, 2025, 2024, and 2023, the Company recognized depreciation and amortization expense of $35.3 million, $31.3 million, and $25.2 million, respectively, in depreciation and amortization in the consolidated statements of income. Additionally, for the years ended December 31, 2025, 2024, and 2023, the Company recognized depreciation and amortization expense of $18.4 million, $17.4 million, and $27.9 million, respectively, in reimbursable expenses from franchised and managed properties in the consolidated statements of income.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization of capitalized software development costs of $27.6 million, $22.8 million, and $30.3 million, respectively, which are included in the total depreciation and amortization expense amounts that are disclosed in the paragraph above. As of December 31, 2025 and 2024, unamortized capitalized software development costs were $65.1 million and $65.3 million, respectively.

5. Goodwill and Impairment of Assets
Goodwill
The following table summarizes the carrying amount of the Company's goodwill:

	December 31,
(in thousands)	2025	2024
Goodwill, excluding goodwill arising from the Choice Hotels Canada acquisition	$227,765	$227,765
Goodwill arising from the Choice Hotels Canada acquisition	86,194	—
Effect of foreign currency translation	(623)	—
Total goodwill, gross carrying amount	313,336	227,765
Accumulated impairment losses	(7,578)	(7,578)
Goodwill, net carrying amount	$305,758	$220,187
As of December 31, 2025 and 2024, goodwill is entirely attributable to the Hotel Franchising reporting unit. The Company assessed the qualitative factors attributable to the Hotel Franchising reporting unit and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Hotel Franchising reporting unit is included in the Hotel Franchising & Management reportable segment in Note 15.
Long-lived Asset Group Impairments
Legacy Radisson Corporate Office Lease
On October 12, 2023, the Company executed an agreement to sublease the legacy Radisson corporate office space in Minneapolis, Minnesota. As a result of the intended change of use, the Company determined the assets associated with the legacy Radisson corporate office space represent their own long-lived asset group, inclusive of the head lease right-of-use asset and leasehold improvements, with a carrying value of $9.5 million. The legacy Radisson corporate office space long-lived asset group was determined to be impaired due to the carrying value exceeding its fair value, which resulted in the recognition of a $3.4 million impairment loss, which is presented within impairments of long-lived assets in the consolidated statements of income and the Corporate & Other segment in Note 15. This nonrecurring fair value measurement, which is based on a discounted cash flows analysis, is classified as Level 3 in the fair value measurement hierarchy because there are unobservable inputs which are significant to the overall fair value.

6. Intangible Assets
The components of the Company's intangible assets were the following:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Franchise Rights (1)	$352,710	$90,059	$262,651	$278,956	$67,620	$211,336
Reacquired Territory Rights (2)	75,971	1,000	74,971	—	—	—
Franchise Agreement Acquisition Costs (3)	644,997	159,630	485,367	548,544	128,932	419,612
Trademarks & Other (4)	10,603	4,569	6,034	12,444	6,414	6,030
Capitalized SaaS Licenses (5)	1,959	1,317	642	6,392	6,071	321
Total amortizing intangible assets	1,086,240	256,575	829,665	846,336	209,037	637,299
Trademarks & Other (non-amortizing) (6)	252,821	—	252,821	246,714	—	246,714
Total intangible assets	$1,339,061	$256,575	$1,082,486	$1,093,050	$209,037	$884,013
(1)Represents the purchase price assigned to long-term franchise contracts. The unamortized balance relates primarily to the franchise rights established from the Radisson Hotels Americas acquisition, the Choice Hotels Canada acquisition, as well as the active WoodSpring franchise rights since the acquisition. The franchise rights are being amortized over useful lives ranging from 12 to 15 years on a straight-line basis.
(2)Represents the reacquired territory rights for the use of certain Choice brands within Canada. The reacquired territory rights are being amortized on a straight-line basis over a useful life of 38 years.
(3)Represents certain payments to customers as an incentive to enter into new franchise agreements, which are amortized as a reduction to franchise and management fees and revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income over useful lives generally ranging from 10 to 30 years on a straight-line basis commencing at hotel opening. The gross and accumulated amortization amounts are written off upon full amortization recognition, including the termination of an associated franchise agreement.
(4)Represents definite-lived trademarks and other amortizing assets, including management agreements, which are generally amortized on a straight-line basis over a period of 10 years to 30 years.
(5)Represents software licenses that have been capitalized under a SaaS agreement, which are generally amortized on a straight-line basis over an average period of 3 years.
(6)Represents the purchase price assigned to the Radisson, WoodSpring, and Suburban trademarks and other intellectual property that were recognized at the time of their respective acquisitions. The trademarks and other intellectual property are non-amortizing assets because they are expected to generate future cash flows for an indefinite period of time.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization on the amortizing intangible assets of $24.4 million, $20.7 million, and $19.8 million, respectively, in depreciation and amortization in the consolidated statements of income and $1.2 million, $1.5 million, and $2.8 million, respectively, in reimbursable expenses from franchised and managed properties in the consolidated statements of income. Additionally, for the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization on the amortizing intangible assets of $20.6 million, $16.2 million, and $11.6 million, respectively, as a reduction to franchise and management fees in the consolidated statements of income and $12.1 million, $12.5 million, and $8.3 million, respectively, as a reduction to revenue for reimbursable costs from franchised and managed properties in the consolidated statements of income.
The estimated annual amortization on the amortizing intangible assets for each of the next five years is as follows:

(in thousands)
2026	$63,758
2027	$62,193
2028	$60,689
2029	$59,477
2030	$53,910
7. Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites in strategic markets.
As of December 31, 2025 and 2024, the Company had total investments in affiliates in the consolidated balance sheets of $135.0 million and $117.0 million, respectively, which included investments in affiliates that represent VIEs of $134.4 million and $104.2 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the years ended December 31, 2025, 2024, and 2023, the Company recognized losses of $16.1 million, gains of $6.9 million, and losses of $3.4 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 16 to these consolidated financial statements.
The Company has entered into franchise agreements with certain of its unconsolidated affiliates. Pursuant to these franchise agreements, the Company recognized royalty fees and marketing and reservation fees of approximately $19.6 million, $34.5 million, and $30.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
On July 10, 2025 the Company entered into a joint venture agreement to develop and operate Everhome Suites in certain strategic markets (the "Joint Venture"). The Company contributed $71.6 million in cash to the Joint Venture in exchange for an equity ownership interest. The Company concluded that the Joint Venture represents a VIE. The Company determined that it is not the primary beneficiary of the VIE, however, the Company does exercise significant influence through its equity ownership and as a result, the Company's investment in the Joint Venture is accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets.
Subsequent to the formation of the Joint Venture, the following transactions were completed:
•The Joint Venture entered into a loan facility for up to $500 million. In connection with the loan facility, the Company has provided a limited payment guarantee, which applies to all hotel projects funded by the loan facility, with the applicable guaranteed amount being determined on a hotel project by hotel project basis. The Company’s obligation under the limited payment guarantee with respect to any hotel project is effective upon the earlier of (a) the hotel's opening date or (b) 18 months after the date on which construction first started for the hotel. The maximum exposure to losses related to this limited payment guarantee is described in Note 16 to these consolidated financial statements.
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
During the year ended December 31, 2024, the Company received distributions from the sale of affiliates of $15.9 million and recognized net gains of $7.2 million, which was recognized in equity in net gain of affiliates in the consolidated statements of income. During the year ended December 31, 2023, the Company received distributions from the sale of affiliates of $0.9 million which resulted in no net gains (losses).
During the years ended December 31, 2025, 2024, and 2023, the Company recognized no impairment charges related to its equity method investments.

The Company's ownership interests in its affiliates were as follows:

	Ownership Interest
	December 31, 2025	December 31, 2024
Choice Hotels Canada, Inc. (1) (2)	—%	50%
Main Street WP Hotel Associates, LLC	50%	50%
CS Hotel West Orange, LLC	50%	50%
926 James M. Wood Boulevard, LLC	75%	75%
EH Glendale JV, LLC	80%	80%
CS Lakeside Santa Clara LLC	50%	50%
BL 219 Holdco, LP	50%	50%
Integrated 32 West Randolph, LLC	20%	20%
EH Nampa JV LLC	80%	80%
Radisson Hotel La Crosse (1)	14%	14%
CH East Avenue, LLC	65%	65%
EH Cheyenne JV, LLC	80%	80%
EH Clarksville JV, LLC	80%	80%
EH Waco JV, LLC (3)	—%	80%
EH Amarillo JV, LLC (3)	—%	80%
EH Yuma JV, LLC (3)	—%	80%
EH El Paso JV, LLC (3)	—%	80%
EH Brownsville JV, LLC (3)	—%	80%
EH Wichita JV, LLC (3)	—%	80%
EH Salem JV, LLC (3)	—%	80%
EH Facility JV, LLC (3)	86%	—%
(1) Non-VIE investments.
(2) During the year ended December 31, 2025, the Company completed the acquisition of the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. As a result of the acquisition, Choice Hotels Canada, Inc. is now a wholly-owned and consolidated subsidiary of the Company. Refer to Note 17 for additional information.
(3) During the year ended December 31, 2025, seven of the Company's unconsolidated affiliates contributed their underlying assets to EH Facility JV, LLC.

The following tables present summarized financial information for all of the unconsolidated joint ventures in which the Company holds an investment in affiliate that is accounted for under the equity method of accounting:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues	$73,113	$65,732	$65,634
Operating income	$13,091	$14,199	$12,504
(Loss) income before income taxes	$(13,990)	$(1,203)	$314
Net loss	$(14,443)	$(3,488)	$(1,255)

	As of December 31,
(in thousands)	2025	2024
Current assets	$27,787	$71,737
Non-current assets	502,562	412,269
Total assets	$530,349	$484,006

Current liabilities	$30,988	$84,966
Non-current liabilities	352,594	257,130
Total liabilities	$383,582	$342,096

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$47,451	$55,806
Accrued interest	24,761	27,333
Dividends payable	13,542	13,888
Income taxes payable	862	10,405
Current operating lease liabilities	8,364	5,367
Other liabilities	30,302	23,930
Total accrued expenses and other current liabilities	$125,282	$136,729
9. Debt
Debt consisted of the following:

	December 31,
	2025	2024
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.4 million and $3.0 million at December 31, 2025 and December 31, 2024, respectively	$397,643	$397,042
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $3.1 million and $3.7 million at December 31, 2025 and December 31, 2024, respectively	446,910	446,300
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $10.1 million and $11.2 million at December 31, 2025 and December 31, 2024, respectively	589,936	588,764
$1 billion senior unsecured revolving credit facility with an effective interest rate of 5.22%, less deferred issuance costs of $2.8 million and $3.6 million at December 31, 2025 and December 31, 2024, respectively	469,783	336,420
Economic development loans with an effective interest rate of 3.00% at December 31, 2025	1,850	—
Total long-term debt	$1,906,122	$1,768,526
As of December 31, 2025, the scheduled principal maturities of debt, net of unamortized discounts, premiums, and deferred issuance costs, were as follows:

(in thousands)	Senior Notes	Revolving Credit Facility	Other Notes Payable	Total
2026	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	397,643	469,783	—	867,426
2030	—	—	—	—
Thereafter	1,036,846	—	1,850	1,038,696
Total payments	$1,434,489	$469,783	$1,850	$1,906,122

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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the years ended December 31, 2025 and 2024.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of December 31, 2025
Mutual funds(1)	$47,713	$47,713	$—	$—
Money market funds(1)	4,281	—	4,281	—
Total	$51,994	$47,713	$4,281	$—
As of December 31, 2024
Mutual funds(1)	$43,887	$43,887	$—	$—
Money market funds(1)	5,439	—	5,439	—
Total	$49,326	$43,887	$5,439	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 9 for additional information on debt. As of December 31, 2025 and 2024, the carrying amounts and the fair values were as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes Due 2029	$397,643	$389,612	$397,042	$371,600
2020 Senior Notes Due 2031	$446,910	$428,963	$446,300	$405,351
2024 Senior Notes Due 2034	$589,936	$612,612	$588,764	$601,836
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.

11. Income Taxes
The Company's income before income taxes, classified by source of income, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$324,611	$370,395	$303,337
Outside the U.S.	132,280	25,250	33,619
Income before income taxes	$456,891	$395,645	$336,956
The provision for income taxes, classified by the timing and the location of payment, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense
Federal	$45,262	$89,716	$60,493
State	10,890	21,518	16,890
Foreign	4,568	2,609	1,593
Deferred tax expense (benefit)
Federal	17,330	(18,378)	(2,022)
State	4,343	(2,908)	(1,874)
Foreign	4,552	3,423	3,369
Income tax expense	$86,945	$95,980	$78,449
The net deferred tax assets were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued compensation	$21,571	$20,958
Deferred revenue	36,209	40,946
Receivable, net	13,888	12,345
Tax credits	34,615	24,663
Operating lease liabilities	27,872	28,455
Partnership interests	2,896	5,130
Capitalized research and experimental expenditures	35,253	44,946
Foreign net operating losses	7,651	7,870
Non-U.S. intellectual property	7,555	11,333
Other	5,015	7,235
Total gross deferred tax assets	192,525	203,881
Less: Valuation allowance	(33,542)	(29,660)
Deferred tax assets	$158,983	$174,221
Deferred tax liabilities:
Property, equipment and intangible assets	$(87,465)	$(42,895)
Operating lease ROU assets	(18,601)	(20,016)
Other	(2,849)	(3,002)
Deferred tax liabilities	(108,915)	(65,913)
Net deferred tax assets	$50,068	$108,308
The Company assesses all positive and negative evidence to estimate whether sufficient future taxable income will be generated to use its deferred tax assets. Based on this evaluation, the Company recorded a net change to its valuation allowance of $3.9 million due to state tax credits and foreign NOLs.

The Company has $28.0 million of state income tax credit carryforwards as of December 31, 2025. It is unlikely that the Company will realize these benefits. Accordingly, the Company has provided a full valuation allowance against these carryforwards.
As of December 31, 2025, the Company had gross foreign net operating losses ("NOLs") of $28.3 million, all of which have indefinite carryforward lives. The Company has recorded a tax-effected valuation allowance of $2.4 million for these NOLs, primarily related to Australia and India. In addition, the Company has a Dutch deferred tax asset of $7.6 million, for which it has recorded a valuation allowance of $3.0 million. The Dutch valuation allowance did not change during the year ended December 31, 2025.

The following table presents a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for continuing operations, in accordance with ASU 2023-09 for the year ended December 31, 2025. Refer to Note 1 for more information on the adoption of ASU 2023-09.

	Year Ended December 31,
	2025
(in thousands, except percentages)	Amount	Percent
U.S. federal statutory tax rate	$95,989	21.0%
State and local income taxes, net of federal income tax effect (1)	11,996	2.6
Foreign tax effects:
Canada:
Federal statutory tax rate difference between Canada and U.S.	(6,137)	(1.3)
Non-taxable gain	(15,026)	(3.3)
Netherlands	1,169	0.3
Other foreign jurisdictions (2)	2,130	0.4
Effects of cross-border tax laws	(903)	(0.2)
Tax credits
Research & development tax credits	(4,861)	(1.1)
Other	(3,107)	(0.7)
Nontaxable or nondeductible items:
Expenses related to compensation, net	5,271	1.2
Other	927	0.2
Changes in unrecognized tax benefits	(455)	(0.1)
Other	(48)	—
Effective income tax rate	$86,945	19.0%
(1) State taxes in Minnesota, California, New York, Illinois, Georgia, Florida, Tennessee, and Wisconsin made up the majority (greater than 50%) of the tax effect of this category.
(2) All other foreign jurisdictions do not exceed the 5% threshold at the jurisdiction level in total or for individual reconciling items of the same nature within each jurisdiction.
The Company's effective income tax rate from continuing operations was 19.0% for the year ended December 31, 2025.
The effective income tax rate for the year ended December 31, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and federal income tax credits, which were partially offset by the impact of state income taxes and tax expense related to compensation.

The following table presents a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for continuing operations as previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09.

	Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.5%	3.2%
Expenses related to foreign operations	0.7%	0.3%
Expenses related to compensation, net	1.3%	1.0%
Unrecognized tax positions	(0.8)%	0.5%
Tax credits	(2.4)%	(2.4)%
Valuation allowance	0.6%	0.6%
Other	0.4%	(0.9)%
Effective income tax rate	24.3%	23.3%
The Company's effective income tax rates from continuing operations were 24.3% and 23.3% for the years ended December 31, 2024 and 2023, respectively.
The effective income tax rates for the years ended December 31, 2024 and 2023 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by federal income tax credits.
For the years ended December 31, 2025, 2024, and 2023, the Company’s gross unrecognized tax benefits totaled $5.8 million, $6.9 million, and $13.4 million, respectively. After considering the deferred income tax accounting impact, it is expected that approximately $3.5 million of the total as of December 31, 2025 would reduce the effective income tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of the unrecognized tax benefits:

(in thousands)	2025	2024	2023
Balance, January 1	$6,914	$13,434	$11,876
Changes for tax positions of prior years	91	(776)	2,338
Increases for tax positions related to the current year	1,400	1,516	1,670
Settlements and lapsing of statutes of limitations	(2,573)	(7,260)	(2,450)
Balance, December 31	$5,832	$6,914	$13,434
The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. The Company's federal income tax returns for the 2022, 2023, 2024, and 2025 tax years are subject to examination by the Internal Revenue Service.
The Company's policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company did not incur any material interest or penalties during the years ended December 31, 2025, 2024, and 2023. The Company had no accrued interest and penalties as of December 31, 2025. The Company had $0.3 million of accrued interest and penalties as of December 31, 2024.
12. Share-Based Compensation and Capital Stock
Share-Based Compensation
The Company has stock compensation plans pursuant to which it is authorized to grant share-based awards, including restricted stock, stock options, stock appreciation rights, and performance-based share awards, to officers, key employees, and non-employee directors with contractual terms that are set by the Compensation and Management Development Committee of the Board of Directors. Approximately 1.9 million shares of the Company's common stock remain available for grant as of December 31, 2025. The Company’s policy allows the issuance of new common stock shares or treasury shares to satisfy the share-based awards.

For the year ended December 31, 2025, the following table presents a summary of the share-based award activity:

	2025
	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	771,641	$111.15		355,405	$136.67	467,521	$137.74
Granted	—	—		65,223	132.64	148,709	150.77
Performance-based leveraging*	—	—		—	—	(41,012)	125.90
Exercised/vested	(62,025)	107.71		(65,961)	129.32	(116,107)	151.76
Expired	(12,850)	135.92		—	—	—	—
Forfeited	(1,683)	137.55		(11,502)	125.14	(14,300)	146.55
Outstanding as of December 31, 2025	695,083	$110.98	5.2 years	343,165	$138.02	444,811	$138.89
Options exercisable as of December 31, 2025	560,223	$107.84	4.7 years
* Any revisions to the outstanding PVRSUs during the year ended December 31, 2025 are based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The components of the Company’s share-based compensation expense were as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options	$3,946	$5,265	$5,816
Restricted stock	12,785	12,728	13,774
Performance vested restricted stock units	21,590	20,447	20,924
Total share-based compensation expense	$38,321	$38,440	$40,514
The following table as of December 31, 2025 is a summary of the total unrecognized compensation expense related to the share-based awards that have not yet vested and the related weighted average remaining amortization periods over which the compensation expense will be recognized:

(in thousands)	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Amortization Period
Stock options	$1,776	1.5 years
Restricted stock	18,507	1.9 years
Performance vested restricted stock units	18,749	1.7 years
Total	$39,032
Stock Options
The following table is a summary of the activity related to the stock options:

	For the Year Ended December 31,
	2025	2024	2023
Number of options granted	—	78,988	88,733
Fair value of options granted (in thousands)	$—	$3,069	$3,779
Total intrinsic value of stock options exercised (in thousands)	$2,356	$12,185	$9,170
Total fair value of stock options vested (in thousands)	$5,108	$5,032	$4,857
The stock options granted by the Company had an exercise price equal to the market price of the Company’s common stock on the date of grant. As of December 31, 2025, the aggregate intrinsic value of the stock options outstanding and exercisable was $1.5 million and $1.5 million, respectively.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rate	—	4.27%	4.10%
Expected volatility	—	31.34%	30.90%
Expected life of stock option	—	6.0 years	6.0 years
Dividend yield	—	1.03%	0.90%
Requisite service period	—	4 years	4 years
Contractual life	—	10 years	10 years
Weighted average fair value of the stock options granted (per stock option)	$—	$38.85	$42.59
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
Restricted Stock
The following table is a summary of the activity related to the restricted stock:

	For the Year Ended December 31,
	2025	2024	2023
Restricted shares granted	65,223	69,249	65,991
Weighted average grant date fair value per share	$132.64	$115.57	$123.65
Aggregate grant date fair value (in thousands)	$8,651	$8,003	$8,160
Restricted shares forfeited	11,502	16,246	13,202
Vesting service period for the restricted shares granted	9 - 48 months	9 - 48 months	9 - 48 months
Fair value of the restricted shares vested (in thousands)	$8,790	$6,804	$11,134
Performance Vested Restricted Stock Units
The following table is a summary of the activity related to the PVRSUs:

	For the Year Ended December 31,
	2025	2024	2023
PVRSUs granted at target	148,709	147,943	110,636
Weighted average grant date fair value per share	$150.77	$115.04	$128.71
Aggregate grant date fair value (in thousands)	$22,421	$17,019	$14,240
PVRSUs forfeited & expired	14,300	23,710	16,504
Requisite service period	9 - 48 months	9 - 48 months	9 - 48 months
Fair value of PVRSUs vested (in thousands)	$17,621	$15,773	$17,413
During the year ended December 31, 2025, the Company granted PVRSUs with performance conditions, PVRSUs with market conditions, and PVRSUs with performance and market conditions, with requisite service periods between 9 months and 48 months and with award vesting ranges generally between 0% and 230% of the initial units granted.
Share Repurchases and Redemptions
During the years ended December 31, 2025, 2024, and 2023, the Company redeemed 71,386, 120,601, and 114,242 shares of common stock, respectively, at a total cost of approximately $9.9 million, $12.4 million, and $14.2 million, respectively, from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to exercising stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside of the share repurchase program.

13. Earnings Per Share
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
The computation of basic and diluted earnings per share was as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income	$369,946	$299,665	$258,507
Income allocated to participating securities	(1,780)	(1,521)	(1,379)
Net income available to common shareholders	$368,166	$298,144	$257,128
Denominator:
Weighted average shares of common stock outstanding - basic	46,170	47,653	50,341
Basic earnings per share	$7.97	$6.26	$5.11

Numerator:
Net income	$369,946	$299,665	$258,507
Income allocated to participating securities	(1,780)	(1,521)	(1,379)
Net income available to common shareholders	$368,166	$298,144	$257,128
Denominator:
Weighted average shares of common stock outstanding - basic	46,170	47,653	50,341
Dilutive effect of stock options, PVRSUs, and RSUs	410	425	359
Weighted average shares of common stock outstanding - diluted	46,580	48,078	50,700
Diluted earnings per share	$7.90	$6.20	$5.07
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options	202	147	232
PVRSUs	46	7	71
14. Leases
The Company has operating leases for office spaces, buildings, and equipment. The Company's leases, excluding the assumed ground lease discussed below, have remaining lease terms of two to nine years, some of which include options to extend the lease for up to ten years. Additionally, the Company has a ground lease on an owned hotel with a remaining lease term of 86.3 years.
The Company's lease costs were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$12,130	$11,979
Sublease income	(937)	(789)
Total lease cost	$11,193	$11,190

Other information related to the Company's lease arrangements were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,602	$6,637
ROU assets obtained in exchange for lease liabilities in non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$427	$4,585
Weighted-average remaining lease term	31.6 years	31.7 years
Weighted-average discount rate	5.09%	5.07%
As of December 31, 2025, the future minimum lease payments were as follows:

(in thousands)
2026	$13,071
2027	13,697
2028	13,594
2029	13,586
2030	13,642
Thereafter	297,944
Total minimum lease payments	$365,534
Less: imputed interest	249,207
Present value of the minimum lease payments	$116,327
15. Reportable Segment Information
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

The following tables presents the financial information for the Company's segments:

	For the Year Ended December 31, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,472,535	$137,439	$(13,181)	$1,596,793
Other Segment Items (1)	834,953	266,907	(13,181)	1,088,679
Depreciation and amortization	34,520	25,195	—	59,715
Operating income (loss)	603,062	(154,663)	—	448,399
Reconciliation of segment profit or loss:
Interest expense				91,148
Interest income				(6,237)
Gain from an acquisition of a joint venture				(100,025)
Gain on sale of assets				(713)
Other gains, net				(6,989)
Equity in net loss of affiliates				14,324
Income before income taxes				$456,891

	For the Year Ended December 31, 2024
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,470,592	$126,450	$(12,203)	$1,584,839
Other Segment Items (1)	857,843	223,473	(12,203)	1,069,113
Depreciation and amortization	28,450	23,503	—	51,953
Operating income (loss)	584,299	(120,526)	—	463,773
Reconciliation of segment profit or loss:
Interest expense				87,131
Interest income				(8,646)
Loss on extinguishment of debt				331
Other losses, net				1,641
Equity in net gain of affiliates				(12,329)
Income before income taxes				$395,645

	For the Year Ended December 31, 2023
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,444,394	$110,854	$(11,083)	$1,544,165
Other Segment Items (1)	911,301	223,881	(11,083)	1,124,099
Depreciation and amortization	24,562	20,476	—	45,038
Operating income (loss)	508,531	(133,503)	—	375,028
Reconciliation of segment profit or loss:
Interest expense				63,780
Interest income				(7,764)
Gain on extinguishment of debt				(4,416)
Other gains, net				(10,649)
Equity in net gain of affiliates				(2,879)
Income before income taxes				$336,956

(1) Other segment items for the reportable segment include selling, general and administrative expenses and reimbursable expenses from franchised and managed properties.

For the years ended December 31, 2025, 2024, and 2023, the revenues generated by the international operations, including royalty fees, cost reimbursement revenues, partnership services and fees, and other revenues, were $117.8 million, $102.7 million, and $103.2 million, respectively.
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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support its efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of December 31, 2025, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $38.5 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of December 31, 2025:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of December 31, 2025, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of December 31, 2025, no liability was recognized in the consolidated balance sheets. For the year ended December 31, 2025, the Company recognized guarantee payments of $3.8 million in selling, general and administrative expenses in the consolidated statements of income. As of December 31, 2025, the maximum unrecorded exposure of the guarantee was $18.2 million.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of December 31, 2025, the Company had remaining commitments of up to $3.5 million, if certain conditions are met.
•The Company’s franchise agreements require the payment of franchise fees, which include marketing and reservation fees. In accordance with the terms of our franchise agreements, the Company is obligated to use the marketing and reservation revenues it collects from the current franchisees to provide marketing and reservation services that are appropriate to support the operation of the overall system. To the extent the revenues collected exceed the expenditures incurred, the Company has a commitment to the franchisee system to make expenditures in future years. Conversely, to the extent the expenditures incurred exceed the revenues collected, the Company has the contractual enforceable right to assess and collect such amounts from the franchisees.
•The Company has committed to purchase transferable production tax credits generated by qualified solar energy facilities for an aggregate purchase price of approximately $193 million over an eleven year period, from 2026 through 2036. The Company’s commitments are contingent upon the satisfaction of certain legal and contractual conditions from the sellers, and the continued availability of the credits under federal tax laws. The Company expects to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense each year.
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
17. Acquisitions
Choice Hotels Canada Acquisition
On July 2, 2025, the Company completed the acquisition (the “Transaction”) of the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. ("Choice Hotels Canada") and amended the existing master franchise agreement for a purchase price of approximately $114.5 million, inclusive of preliminary customary adjustments related to working capital and cash. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. Choice Hotels Canada franchises more than 26,000 rooms in Canada, which have historically been included in the Company's franchised hotel statistics as a result of the prior master franchise agreement. Choice Hotels Canada now has the ability to offer developers access to all of the Company's 22 hotel brands and brand extensions, including the Company's extended stay brands. Prior to the acquisition date, the Company owned 50% of the outstanding shares of Choice Hotels Canada, which was accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets. As a result of the Transaction, Choice Hotels Canada is now a wholly-owned and consolidated subsidiary of the Company, and the Transaction was accounted for as a business combination using the acquisition method.
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
During the year ended December 31, 2025, the Company recognized transaction and transition costs of $2.2 million in business combination, diligence and transition costs in the consolidated statements of income.
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

	Year Ended December 31,
(in thousands)	2025	2024
Revenues	$1,613,116	$1,623,945
Net income (1)	$268,603	$296,040
(1) The gain on the previously held 50% equity interest in Choice Hotels Canada is excluded from the pro forma results of operations.
Choice Hotels Canada Results of Operations
The Company's consolidated statements of income include Choice Hotels Canada's results of operations since the July 2, 2025 acquisition date. Choice Hotels Canada contributed $24.9 million and $9.4 million in total revenues and net income, respectively, for the year ended December 31, 2025.
Goodwill
The $86.2 million of goodwill recognized is primarily attributable to the value that the Company expects to realize from the existing customer base, cost synergies, and new agreements signed with new franchisees and developers. The goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is not deductible for tax purposes. Refer to Note 5 for the reconciliation of the Company's goodwill balance.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Choice Hotels International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Choice Hotels International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Choice Hotels International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

Item 9B. Other Information
Director and Officer Trading Arrangements
The following table describes, for the fourth quarter of 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Patrick S. Pacious (President and Chief Executive Officer)	Adopted (December 12, 2025)	Rule 10b5-1 trading arrangement	Sale	Expires June 10, 2026, unless earlier terminated	31,732
Scott E. Oaksmith (Chief Financial Officer)	Adopted (December 12, 2025)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
(1)This trading plan relates to up to 7,280 shares of the Company's common stock and has a scheduled expiration date of March 31, 2026, unless terminated earlier. The actual number of shares that may be sold will depend on (i) the vesting of the underlying equity award, which is subject to the achievement of certain performance criteria, and (ii) the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting of such award.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2026 Annual Meeting of Shareholders under the sections titled "Director Nominee Information and Qualifications," "Delinquent Section 16(a) Reports," "Board Refreshment and Consideration of Director Nominees," "Committees of the Board," and "Insider Trading Policies and Procedures". The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Information about our Executive Officers."
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
Item 11.Executive Compensation
The required information is incorporated by reference in this Form 10-K from the Company's proxy statement that will be furnished to shareholders in connection with the Company's 2026 Annual Meeting of Shareholders under the sections titled "Compensation Discussion Analysis," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Human Capital and Compensation Committee Report," "Non-Employee Director Compensation," and "Executive Compensation Tables" (excluding the information under the subheading "Pay Versus Performance").

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2026 Annual Meeting of Shareholders under the sections titled "Security Ownership of Certain Beneficial Owners and Management."
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the number of shares of the Company’s common stock that were subject to outstanding stock options by plan category as of December 31, 2025.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)
Equity compensation plans approved by shareholders	695,083	$110.98	1,878,110
Equity compensation plans not approved by shareholders	Not applicable	Not applicable	Not applicable
The shares remaining available for future issuance under equity compensation plans in column (b) above are available for grant in any combination of stock options, restricted stock, stock appreciation rights, and performance share awards by the Compensation and Management Development Committee of the Board of Directors.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2026 Annual Meeting of Shareholders under the section titled "Certain Relationships and Related Transactions" and "Director Independence."
Item 14.Principal Accounting Fees and Services
The required information is incorporated by reference in this Form 10-K from the Company’s proxy statement that will be furnished to shareholders in connection with the Company’s 2026 Annual Meeting of Shareholders under the sections titled "Principal Auditor Fees and Services."
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

10.02(d)	Amended and Restated Chairman's Services Agreement dated September 10, 2008 by and between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02A(r)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2012 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02B(n)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2017 between Choice Hotels International, Inc. and Stewart Bainum, Jr.

10.02C(b)†	Amendment to Amended and Restated Chairman's Services Agreement dated January 1, 2019

10.02D(dd)†	Amendment to Amended and Restated Chairman’s Services Agreement effective as of January 1, 2022

10.02E(jj)†	Amendment to Amended and Restated Chairman's Services Agreement effective as of January 1, 2025

10.04(c)†	Choice Hotels International, Inc. Executive Incentive Compensation Plan

10.05(x)†	Choice Hotels International, Inc. 2017 Long-Term Incentive Plan

10.06(o)†	Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Grandfather Account Balances)

10.06A(g)†	Amended and Restated Choice Hotels International, Inc. Executive Deferred Compensation Plan (for Non-Grandfather Account Balances)

10.07(m)†	Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 5, 2011

10.07A(r)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated March 13, 2012

10.07B(y)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick S. Pacious, dated September 12, 2017

10.08(f)†	Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated February 13, 2012

10.08A(f)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated March 25, 2013

10.09(z)†	Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.10(ee)†	2023 Form of Non-Competition, Non-Solicitation & Severance Benefit Agreement

10.11(v)	Unit Purchase Agreement, dated as of December 15, 2017, by and among Choice Hotels International, Inc., WoodSpring Hotels LLC and WoodSpring Hotels Franchise Services LLC

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

10.23(cc)†	Amendment to Non-Competition, Non-Solicitation & Severance Benefit Agreement between the Company and Patrick Pacious, dated May 24, 2022

10.24(cc)†	Letter Agreement between the company and Patrick S. Pacious, dated May 24, 2022

10.25(jj)†	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Robert McDowell, dated January 15, 2025

10.26(kk)†	Choice Hotels International, Inc. 2025 Long-Term Incentive Plan

10.27†*	2025 Form of Non-Competition, Non-Solicitation and Severance Benefit Agreement

10.28†*	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Dominic Dragisich, dated December 31, 2025

10.29†*	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and David Pepper, dated December 31, 2025

10.30†*	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Scott Oaksmith, dated December 31, 2025

10.31†*	Amendment to Non-Competition, Non-Solicitation and Severance Benefit Agreement between the Company and Simone Wu, dated December 31, 2025

19(jj)	Insider Trading Policy, dated April 19, 2018

21.01*	Subsidiaries of Choice Hotels International, Inc.

23*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97(jj)	Dodd-Frank Compensation Recovery Policy effective October 2, 2023

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(c)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on Form 8-K dated April 26, 2013, filed May 1, 2013.
(d)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 10, 2008.
(e)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Current Report on form 8-K dated May 1, 2006, filed May 5, 2006.
(f)Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 8, 2013.
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
(q) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated November 27, 2019, filed November 27, 2019.
(r) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 9, 2012.
(s) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,2020, filed November 5, 2020.
(t) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 24, 2015, filed April 29, 2015.
(u) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated August 20, 2018, filed August 20, 2018.
(v) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated December 15, 2017, filed December 18, 2017.
(w) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated July 23, 2020, filed July 23, 2020.
(x) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated April 21, 2017, filed April 24, 2017.
(y) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated September 18, 2017, and filed September 18, 2017.
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
(bb) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated June 12, 2022, filed June 13, 2022.
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
(ff) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated February 14, 2023, filed February 14, 2023.
(gg) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated May 15, 2024, filed May 17, 2024.
(hh) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated July 2, 2024, filed July 2, 2024.
(ii) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated June 28, 2024, filed June 28, 2024.

(jj) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 20, 2025.
(kk) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated March 15, 2025, filed May 15, 2025.

Item 16.Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

By:	/s/ Patrick S. Pacious
Patrick S. Pacious President and Chief Executive Officer

Dated: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART W. BAINUM, JR	Chairman, Director	February 19, 2026
Stewart W. Bainum, Jr.

/s/ WILLIAM L. JEWS	Director	February 19, 2026
William L. Jews

/s/ PATRICK S. PACIOUS	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2026
Patrick S. Pacious

/s/ BRIAN B. BAINUM	Director	February 19, 2026
Brian B. Bainum

/s/ MONTE J.M. KOCH	Director	February 19, 2026
Monte J.M. Koch

/s/ ERVIN R. SHAMES	Director	February 19, 2026
Ervin R. Shames

/s/ JOHN P. TAGUE	Director	February 19, 2026
John P. Tague

/s/ LIZA K. LANDSMAN	Director	February 19, 2026
Liza K. Landsman

/s/ MAUREEN SULLIVAN	Director	February 19, 2026
Maureen Sullivan

/s/ DONNA F. VIEIRA	Director	February 19, 2026
Donna F. Vieira

/s/ GORDON A. SMITH	Director	February 19, 2026
Gordon A. Smith

/s/ SCOTT E. OAKSMITH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Scott E. Oaksmith