Form 10-Q
period 2026-03-31
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2026-04-30
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of April 23, 2026, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 45,495,493.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
REVENUES
Franchise and management fees	$149,631	$145,068
Partnership services and fees	24,734	25,381
Owned hotels	30,433	27,860
Other	11,873	11,127
Revenue for reimbursable costs from franchised and managed properties	123,904	123,424
Total revenues	340,575	332,860
OPERATING EXPENSES
Selling, general and administrative	78,046	74,210
Business combination, diligence and transition costs	236	99
Depreciation and amortization	16,821	13,748
Owned hotels	23,651	21,060
Reimbursable expenses from franchised and managed properties	161,787	143,811
Total operating expenses	280,541	252,928
Operating income	60,034	79,932
OTHER EXPENSES AND (INCOME), NET
Interest expense	23,962	21,242
Interest income	(1,211)	(1,559)
Other losses, net	721	436
Equity in net loss of affiliates	6,252	51
Total other expenses and (income), net	29,724	20,170
Income before income taxes	30,310	59,762
Income tax expense	10,006	15,228
Net income	$20,304	$44,534

Basic earnings per share	$0.44	$0.95
Diluted earnings per share	$0.44	$0.94

Cash dividends declared per share	$0.2875	$0.2875
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Net income	$20,304	$44,534
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,869)	63
Other comprehensive (loss) income, net of tax	(2,869)	63
Comprehensive income	$17,435	$44,597
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$43,872	$44,997
Accounts receivable (net of allowance for credit losses of $62,304 and $51,189, respectively)	243,511	207,491
Income taxes receivable	14,491	13,456
Notes receivable (net of allowance for credit losses of $5,007 and $7,462, respectively)	54,849	94,686
Prepaid expenses and other current assets	54,052	45,368
Total current assets	410,775	405,998
Property and equipment (net of accumulated depreciation and amortization of $176,737 and $162,113, respectively)	649,883	649,291
Operating lease right-of-use assets	76,559	77,670
Goodwill	304,583	305,758
Intangible assets (net of accumulated amortization of $273,556 and $256,575, respectively)	1,096,143	1,082,486
Notes receivable (net of allowance for credit losses of $3,444 and $1,019, respectively)	27,403	12,490
Investments for employee benefit plans, at fair value	47,899	50,227
Investments in affiliates	132,848	134,975
Deferred income taxes	76,729	75,371
Other assets	121,764	123,937
Total assets	$2,944,586	$2,918,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,193	$156,276
Accrued expenses and other current liabilities	86,707	125,282
Deferred revenue	112,853	100,698
Liability for guest loyalty program	88,236	85,035
Total current liabilities	433,989	467,291
Long-term debt	2,003,236	1,906,122
Long-term deferred revenue	129,946	130,505
Deferred compensation and retirement plan obligations	54,313	56,532
Deferred income taxes	34,081	25,303
Operating lease liabilities	106,384	107,963
Liability for guest loyalty program	41,566	39,771
Other liabilities	3,644	3,487
Total liabilities	2,807,159	2,736,974
Commitments and contingencies (Note 11)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at March 31, 2026 and December 31, 2025; 45,617,358 and 45,996,087 shares outstanding at March 31, 2026 and December 31, 2025, respectively	951	951
Additional paid-in-capital	407,781	403,927
Accumulated other comprehensive loss	(8,176)	(5,307)
Treasury stock, at cost; 49,448,280 and 49,069,551 shares at March 31, 2026 and December 31, 2025, respectively	(2,588,349)	(2,536,373)
Retained earnings	2,325,220	2,318,031
Total shareholders’ equity	137,427	181,229
Total liabilities and shareholders’ equity	$2,944,586	$2,918,203

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,304	$44,534
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,821	13,748
Depreciation and amortization – reimbursable expenses from franchised and managed properties	5,115	4,887
Franchise agreement acquisition cost amortization	9,580	9,791
Non-cash share-based compensation and other charges	8,434	9,834
Non-cash interest, investments, and affiliate loss, net	1,800	1,515
Deferred income taxes	7,657	626
Equity in net loss of affiliates, less distributions received	6,252	413
Franchise agreement acquisition costs, net of reimbursements	(42,842)	(26,287)
Change in working capital and other	(56,295)	(38,594)
Net cash (used in) provided by operating activities	(23,174)	20,467
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(10,065)	(10,543)
Investments in owned hotel properties	(16,819)	(35,462)
Contributions to investments in affiliates	(3,863)	(5,415)
Issuances of notes receivable	(236)	(1,952)
Collections of notes receivable	24,610	1,487
Other items, net	197	(1,067)
Net cash used in investing activities	(6,176)	(52,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	97,000	105,500
Purchases of treasury stock	(56,480)	(64,624)
Dividends paid	(13,115)	(13,471)
Proceeds from the exercise of stock options	880	4,803
Net cash provided by financing activities	28,285	32,208
Net change in cash and cash equivalents	(1,065)	(277)
Effect of foreign exchange rate changes on cash and cash equivalents	(60)	154
Cash and cash equivalents, beginning of period	44,997	40,177
Cash and cash equivalents, end of period	$43,872	$40,054

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds and transferable tax credits	$3,964	$3,029
Interest, net of capitalized interest	$32,164	$32,268
Non-cash investing and financing activities
Dividends declared but not paid	$13,115	$13,391
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$12,886	$17,337

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (2)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity(1)	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (2)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2025	45,996,087	$951	$403,927	$(5,307)	$(2,536,373)	$2,318,031	$181,229
Net income	—	—	—	—	—	20,304	20,304
Other comprehensive income, net of tax	—	—	—	(2,869)	—	—	(2,869)
Share-based payment activity(1)	229,675	—	3,854	—	4,757	—	8,611
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,115)	(13,115)
Treasury purchases	(608,404)	—	—	—	(56,733)	—	(56,733)
Balance as of March 31, 2026	45,617,358	$951	$407,781	$(8,176)	$(2,588,349)	$2,325,220	$137,427
(1) During certain periods presented, accumulated dividends were paid to certain shareholders upon vesting of their performance vested restricted stock units ("PVRSU"), which are presented in Share-based payment activity.
(2) Accumulated other comprehensive income (loss) relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025.

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
Certain information and footnote disclosures normally included in the consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 19, 2026. The interim results are not necessarily indicative of the entire year's results.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are included in the “Significant Accounting Policies” section of Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide detailed disclosure of the income statement expenses in the footnotes to the consolidated financial statements. ASU 2024-03 does not require any changes to the expense captions on the face of the consolidated income statement. ASU 2024-03 is effective for the annual reporting period beginning after December 15, 2026 and for the interim periods within the annual reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2024-03 will have on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting ("ASU 2025-11"). ASU 2025-11 provides a comprehensive list of required interim disclosures and requires entities to disclose events that have a material impact on the entity since the end of the last annual reporting period. ASU 2025-11 is effective for the annual reporting period beginning after December 15, 2027, including the interim periods within that annual reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2025-11 will have on the Company's consolidated financial statements.
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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2025 to March 31, 2026:

(in thousands)
Balance as of December 31, 2025	$220,340
Increases to the contract liability balance due to cash received	29,125
Revenue recognized in the period	(27,705)
Balance as of March 31, 2026	$221,760
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $221.8 million as of March 31, 2026. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $22.9 million and $19.5 million for the three months ended March 31, 2026 and 2025, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	March 31, 2026	December 31, 2025
Senior	$56,546	$98,257
Subordinated	30,505	13,356
Unsecured	3,652	4,044
Total notes receivable	$90,703	$115,657
Less: allowance for credit losses	8,451	8,481
Total notes receivable, net of allowance for credit losses	$82,252	$107,176
Current portion, net of allowance for credit losses	$54,849	$94,686
Long-term portion, net of allowance for credit losses	$27,403	$12,490
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Senior	$—	$—	$41,346	$—	$—	$15,200	$56,546
Subordinated	—	1,501	—	3,503	—	25,501	30,505
Unsecured	—	357	129	—	—	3,166	3,652
Total notes receivable	$—	$1,858	$41,475	$3,503	$—	$43,867	$90,703

The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$8,481	$7,331
(Reversal) provision for credit losses	(30)	1,150
Ending balance	$8,451	$8,481
As of March 31, 2026 and December 31, 2025, three note receivable loans with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loans. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $4.6 million as of both March 31, 2026 and December 31, 2025.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of March 31, 2026
Senior	$—	$—	$42,900	$42,900	$13,646	$56,546
Subordinated	—	—	—	—	30,505	30,505
Unsecured	—	—	204	204	3,448	3,652
	$—	$—	$43,104	$43,104	$47,599	$90,703
As of December 31, 2025
Senior	$—	$—	$42,900	$42,900	$55,357	$98,257
Subordinated	—	—	—	—	13,356	13,356
Unsecured	—	—	404	404	3,640	4,044
	$—	$—	$43,304	$43,304	$72,353	$115,657
The amortized cost basis of the notes receivable in a non-accrual status was $42.9 million as of both March 31, 2026 and December 31, 2025.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $78.7 million and $103.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 11.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $42.5 million and $65.3 million as of March 31, 2026 and December 31, 2025, respectively.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the three months ended March 31, 2026, the Company recognized provisions for credit losses on accounts receivable of $9.5 million in selling, general and administrative expenses, and $7.4 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2025, the Company recognized provisions for credit losses on accounts receivable of $20.2 million in selling, general and administrative expenses, and $15.0 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income.

During the three months ended March 31, 2026, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $5.8 million. During the year ended December 31, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $29.6 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets.

As of March 31, 2026 and December 31, 2025, the Company had total investments in affiliates in the consolidated balance sheets of $132.8 million and $135.0 million, respectively, which included investments in affiliates that represent VIEs of $132.4 million and $134.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended March 31, 2026 and 2025, the Company recognized losses totaling $6.3 million and $0.9 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 11 to these consolidated financial statements.

During the three months ended March 31, 2026 and 2025, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.2 million and $2.4 million at March 31, 2026 and December 31, 2025, respectively	$397,794	$397,643
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $2.9 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively	447,062	446,910
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $9.8 million and $10.1 million at March 31, 2026 and December 31, 2025, respectively	590,229	589,936
$1 billion senior unsecured revolving credit facility with an effective interest rate of 4.93%, less deferred issuance costs of $2.6 million and $2.8 million at March 31, 2026 and December 31, 2025, respectively	566,301	469,783
Economic development loans with an effective interest rate of 3.00% at March 31, 2026 and December 31, 2025	1,850	1,850
Total long-term debt	$2,003,236	$1,906,122
6.    Fair Value Measurements
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the three months ended March 31, 2026 and during the year ended December 31, 2025.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of March 31, 2026
Mutual funds(1)	$46,855	$46,855	$—	$—
Money market funds(1)	3,635	—	3,635	—
Total	$50,490	$46,855	$3,635	$—
As of December 31, 2025
Mutual funds(1)	$47,713	$47,713	$—	$—
Money market funds(1)	4,281	—	4,281	—
Total	$51,994	$47,713	$4,281	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of March 31, 2026 and December 31, 2025, the carrying amounts and the fair values were as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$397,794	$383,596	$397,643	$389,612
2020 Senior Notes due 2031	$447,062	$422,321	$446,910	$428,963
2024 Senior Notes due 2034	$590,229	$605,298	$589,936	$612,612
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
7.    Income Taxes
The Company's effective income tax rates were 33.0% and 25.5% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation. The effective income tax rate for the three months ended March 31, 2025 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
8.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options	$557	$1,519
Restricted stock	3,422	3,327
Performance vested restricted stock units	4,313	5,569
Total share-based compensation expense	$8,292	$10,415

A summary of the share-based award activity during the three months ended March 31, 2026 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	695,083	$110.98		343,165	$138.02	444,811	$138.89
Granted	—	—		129,303	107.01	133,689	151.51
Performance-based leveraging (1)	—	—		—	—	(8,796)	131.53
Exercised/vested	(77,737)	81.80		(78,106)	139.77	(115,378)	128.93
Expired	—	—		—	—	—	—
Forfeited	(752)	136.14		(6,235)	123.36	(22,031)	161.60
Outstanding as of March 31, 2026	616,594	$114.62	5.6 years	388,127	$127.84	432,295	$144.29
Options exercisable as of March 31, 2026	553,953	$114.48	5.4 years
(1) Any revisions to the outstanding PVRSUs during the three months ended March 31, 2026 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the three months ended March 31, 2026 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months.

9.    Earnings Per Share
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
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net income	$20,304	$44,534
Income allocated to participating securities	(79)	(219)
Net income available to common shareholders	$20,225	$44,315
Denominator:
Weighted average shares of common stock outstanding – basic	45,719	46,494
Basic earnings per share	$0.44	$0.95

Numerator:
Net income	$20,304	$44,534
Income allocated to participating securities	(79)	(219)
Net income available to common shareholders	$20,225	$44,315
Denominator:
Weighted average shares of common stock outstanding – basic	45,719	46,494
Dilutive effect of stock options, PVRSUs, and RSUs	314	629
Weighted average shares of common stock outstanding – diluted	46,033	47,123
Diluted earnings per share	$0.44	$0.94
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Stock options	509	137
PVRSUs	30	—
10. Reportable Segments
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
The following tables present the financial information for the Company's segments:

	Three Months Ended March 31, 2026
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$309,544	$34,541	$(3,510)	$340,575
Other segment items (1)	213,089	54,141	(3,510)	263,720
Depreciation and amortization	9,640	7,181	—	16,821
Operating income (loss)	86,815	(26,781)	—	60,034
Reconciliation of segment profit or loss:
Interest expense				23,962
Interest income				(1,211)
Other losses, net				721
Equity in net loss of affiliates				6,252
Income before income taxes				$30,310

	Three Months Ended March 31, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$303,184	$32,904	$(3,228)	$332,860
Other segment items (1)	192,425	49,983	(3,228)	239,180
Depreciation and amortization	7,374	6,374	—	13,748
Operating income (loss)	103,385	(23,453)	—	79,932
Reconciliation of segment profit or loss:
Interest expense				21,242
Interest income				(1,559)
Other losses, net				436
Equity in net loss of affiliates				51
Income before income taxes				$59,762

(1) Other segment items for the reportable segment include selling, general and administrative expenses and reimbursable expenses from franchised and managed properties.

11.     Commitments and Contingencies
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company's management and legal counsel do not expect that the ultimate outcome of any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support it's efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of March 31, 2026, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $40.4 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of March 31, 2026:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of March 31, 2026, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of March 31, 2026, no liability was recognized in the consolidated balance sheets. For the three months ended March 31, 2026, the Company recognized no guarantee payments in selling, general and administrative expenses in the consolidated statements of income. As of March 31, 2026, the maximum unrecorded exposure of the guarantee was $18.2 million.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of March 31, 2026, the Company had remaining commitments of up to $3.1 million, if certain conditions are met.
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
12.    Acquisitions
Choice Hotels Canada Acquisition
On July 2, 2025, the Company completed the acquisition (the “Transaction”) of the remaining 50% of the outstanding shares of Choice Hotels Canada, Inc. ("Choice Hotels Canada") and amended the existing master franchise agreement for a purchase price of approximately $114.5 million, inclusive of customary adjustments related to working capital and cash. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. Choice Hotels Canada franchises more than 26,000 rooms in Canada, which have historically been included in the Company's franchised hotel statistics as a result of the prior master franchise agreement. Choice Hotels Canada now has the ability to offer developers access to all of the Company's 22 hotel brands and brand extensions, including the Company's extended stay brands. Prior to the acquisition date, the Company owned 50% of the outstanding shares of Choice Hotels Canada, which was accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets. As a result of the Transaction, Choice Hotels Canada is now a wholly-owned and consolidated subsidiary of the Company, and the Transaction was accounted for as a business combination using the acquisition method.
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
During the three months ended March 31, 2026, the Company recognized transaction and transition costs of $0.2 million in business combination, diligence and transition costs in the consolidated statements of income.
Fair Values of the Assets Acquired and the Liabilities Assumed
The Company allocated the purchase price based upon an assessment of the fair value of the assets acquired and the liabilities assumed on July 2, 2025. The final valuation and related allocation of the purchase price was completed in the first quarter of 2026. There were no measurement period adjustments. The final allocation of the purchase price, as presented in our consolidated balance sheets is as follows:

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
The reacquired territory rights represent the reacquired rights for the use of certain Choice brands within Canada. The fair value of the reacquired territory rights and the franchise agreements was estimated using a multi-period excess earnings method, which is a variation of the income approach. This method uses the present value of the incremental after-tax cash flows attributable to the intangible asset in order to estimate the fair value. This valuation methodology utilizes Level 3 inputs.
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
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Choice and Choice Hotels Canada as if the Company had completed the Transaction on January 1, 2024, but using the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The unaudited pro forma information reflects adjustments relating to (i) the allocation of the purchase price and related adjustments, including the incremental amortization expense based on the fair values of the intangible assets acquired, (ii) the incremental impact of the senior unsecured revolving credit facility draw on interest expense, (iii) nonrecurring transaction costs, and (iv) the income tax impact of the aforementioned pro forma adjustments.

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

Three Months Ended
(in thousands)	March 31, 2025
Revenues	$339,898
Net income (1)	$42,770
(1) The gain on the previously held 50% equity interest in Choice Hotels Canada is excluded from the pro forma results of operations.
Choice Hotels Canada Results of Operations
The Company's consolidated statements of income include Choice Hotels Canada's results of operations since the July 2, 2025 acquisition date. Choice Hotels Canada contributed $8.9 million and $3.2 million in total revenues and net income, respectively, for the three months ended March 31, 2026.
Goodwill
The $86.2 million of goodwill recognized is primarily attributable to the value that the Company expects to realize from the existing customer base, cost synergies, and new agreements signed with new franchisees and developers. The goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is not deductible for tax purposes.
The following table summarizes the carrying amount of the Company's goodwill, including the goodwill arising from the acquisition of Choice Hotels Canada, as of March 31, 2026.

(in thousands)
Goodwill, excluding goodwill arising from the Choice Hotels Canada acquisition	$227,765
Goodwill arising from the Choice Hotels Canada acquisition	86,194
Effect of foreign currency translation	(1,798)
Total goodwill, gross carrying amount	312,161
Accumulated impairment losses	(7,578)
Goodwill, net carrying amount	$304,583

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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 51 countries and territories. As of March 31, 2026, we had 7,588 hotels with 658,348 rooms open and operating, and 830 hotels with 77,773 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Clarion®, Clarion Pointe™, Comfort Inn®, Comfort Suites®, Country Inn & Suites® by Radisson, Sleep Inn®, Quality®, Park Inn by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios™, Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Radisson Inn & SuitesSM, Econo Lodge®, and Rodeway Inn®.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended March 31, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $37.9 million and $20.4 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
(in thousands)	2026	2025
REVENUES
Franchise and management fees	$149,631	$145,068
Partnership services and fees	24,734	25,381
Owned hotels	30,433	27,860
Other	11,873	11,127
Revenue for reimbursable costs from franchised and managed properties	123,904	123,424
Total revenues	340,575	332,860
OPERATING EXPENSES
Selling, general and administrative	78,046	74,210
Business combination, diligence and transition costs	236	99
Depreciation and amortization	16,821	13,748
Owned hotels	23,651	21,060
Reimbursable expenses from franchised and managed properties	161,787	143,811
Total operating expenses	280,541	252,928
Operating income	60,034	79,932
OTHER EXPENSES AND (INCOME), NET
Interest expense	23,962	21,242
Interest income	(1,211)	(1,559)
Other losses, net	721	436
Equity in net loss of affiliates	6,252	51
Total other expenses and (income), net	29,724	20,170
Income before income taxes	30,310	59,762
Income tax expense	10,006	15,228
Net income	$20,304	$44,534
Results of Operations
For the three months ended March 31, 2026, the Company recognized income before income taxes of $30.3 million, which is a $29.5 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to a $19.9 million decrease in operating income, a $6.2 million increase in equity in net loss of affiliates, and a $2.7 million increase in interest expense.
Operating income decreased $19.9 million primarily due to a $17.5 million increase in the net reimbursable deficit from franchised and managed properties, a $3.8 million increase in selling, general and administrative expenses, and a $3.1 million increase in depreciation and amortization, all of which were partially offset by a $4.6 million increase in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $4.6 million primarily due to a $5.2 million increase in international royalty fees and a $4.5 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, all of which were partially offset by a $4.0 million decrease in U.S. royalty fees and a $1.5 million decrease in initial franchise fees.
U.S. royalty fees decreased $4.0 million to $90.6 million for the three months ended March 31, 2026 from $94.6 million for the three months ended March 31, 2025. The decrease in U.S. royalty fees was primarily due to a 2.3% decrease in U.S. system-wide RevPAR as a result of a 2.1% decrease in average daily rates and a 10 basis points decrease in occupancy during the current period, which was partially offset by a system-wide 11 basis points increase in the average royalty rate from 5.11% for the three months ended March 31, 2025 to 5.22% for the three months ended March 31, 2026. The U.S. system-wide RevPAR during the three months ended March 31, 2025 includes a hurricane-related impact of 410 basis points.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	March 31, 2026			March 31, 2025
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$140.24	50.1%	$70.24	$139.50	49.9%	$69.66	0.5%	20	bps	0.8%
Midscale & Upper Midscale (2)	92.29	49.8%	45.93	94.25	49.8%	46.93	(2.1)%	—	bps	(2.1)%
Extended Stay (3)	66.35	66.1%	43.86	66.31	67.8%	44.96	0.1%	(170)	bps	(2.4)%
Economy (4)	66.11	42.3%	27.99	69.93	43.8%	30.60	(5.5)%	(150)	bps	(8.5)%
Total	$88.74	50.9%	$45.18	$90.68	51.0%	$46.23	(2.1)%	(10)	bps	(2.3)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the U.S. hotels and rooms by brand in our franchise system as of March 31, 2026 and 2025 was as follows:

	March 31, 2026		March 31, 2025		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	236	38,324	232	38,657	4	1.7%	(333)	(0.9)%
Cambria Hotels	77	10,296	76	10,344	1	1.3%	(48)	(0.5)%
Radisson (1)	55	10,783	57	10,593	(2)	(3.5)%	190	1.8%
Comfort (2)	1,645	128,536	1,668	130,964	(23)	(1.4)%	(2,428)	(1.9)%
Quality Inn	1,578	113,819	1,608	116,779	(30)	(1.9)%	(2,960)	(2.5)%
Country	397	31,969	416	33,342	(19)	(4.6)%	(1,373)	(4.1)%
Sleep Inn	403	27,955	409	28,662	(6)	(1.5)%	(707)	(2.5)%
Clarion (3)	181	18,405	190	19,519	(9)	(4.7)%	(1,114)	(5.7)%
Park Inn	19	1,607	26	2,822	(7)	(26.9)%	(1,215)	(43.1)%
WoodSpring Suites	293	35,261	265	31,912	28	10.6%	3,349	10.5%
MainStay Suites	147	10,624	141	10,157	6	4.3%	467	4.6%
Suburban Studios	117	9,777	112	9,232	5	4.5%	545	5.9%
Everhome Suites	27	3,108	11	1,247	16	145.5%	1,861	149.2%
Econo Lodge	588	34,028	625	36,579	(37)	(5.9)%	(2,551)	(7.0)%
Rodeway	425	23,389	443	24,792	(18)	(4.1)%	(1,403)	(5.7)%
Total U.S. Franchises	6,188	497,881	6,279	505,601	(91)	(1.4)%	(7,720)	(1.5)%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $5.2 million to $11.8 million for the three months ended March 31, 2026 from $6.6 million for the three months ended March 31, 2025. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 152 hotels (from 1,248 hotels as of March 31, 2025 to 1,400 hotels as of March 31, 2026) and 18,481 rooms (from 141,986 rooms as of March 31, 2025 to 160,467 rooms as of March 31, 2026), an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Selling, General and Administrative
Selling, general and administrative expenses increased $3.8 million primarily due to a $4.3 million increase in bad debt expense and a $1.1 million increase in expenses to operate Choice Hotels Canada during the three months ended March 31, 2026, all of which were partially offset by a $0.7 million decrease in costs related to the global ERP system implementation and decreases in other general costs to operate the franchising business.

Depreciation and Amortization
Depreciation and amortization expense increased $3.1 million primarily due to a $2.0 million increase in amortization expense for intangible assets as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada in July 2025 and a $1.0 million increase in depreciation expense related to the opening of four owned hotels during the third and fourth quarters of 2025.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased $6.2 million primarily due to a $5.8 million decrease in the equity earnings from our unconsolidated affiliates and a $0.9 million decrease in the equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.

Interest Expense
Interest expense increased $2.7 million primarily due to increased borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.

Income Tax Expense
The Company’s effective income tax rates were 33.0% and 25.5% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation. The effective income tax rate for the three months ended March 31, 2025 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
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
As of March 31, 2026, the Company's primary sources of liquidity consisted of $474.0 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of March 31, 2026, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer investment and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these investment and guaranty support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $642.5 million of investments in the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of March 31, 2026. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future investment and guaranty support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment. The Company expects the Cambria Hotels and Everhome Suites brands development investments to continue to decline in future periods, as both brands approach scale milestones.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. As of March 31, 2026, the Company had 2.3 million shares remaining under the current share repurchase authorization. The projected 2026 annual dividend rate is $1.15 per share or approximately $52.6 million in aggregate dividend payments. Future dividends are subject to declarations by our board of directors.
Cash Flows from Operating Activities
During the three months ended March 31, 2026, the net cash used in operating activities was $23.2 million. During the three months ended March 31, 2025, the net cash provided by operating activities was $20.5 million. Our operating cash flows decreased $43.6 million primarily due to the timing of working capital items, an increase in the franchise agreement acquisition cost payments, and an increase in the net reimbursable deficit from franchised and managed properties, all of which were partially offset by a decrease in deferred income taxes.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the three months ended March 31, 2026 and 2025, the Company's net franchise agreement acquisition costs were $42.8 million and $26.3 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the three months ended March 31, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $37.9 million and $20.4 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $6.2 million and $53.0 million for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, investments in owned hotel properties totaled $16.8 million and $35.5 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the three months ended March 31, 2026 and 2025, investments in other property and equipment totaled $10.1 million and $10.5 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the three months ended March 31, 2026 and 2025, the Company invested $3.9 million and $5.4 million, respectively, to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the three months ended March 31, 2026, the Company issued $0.2 million in notes receivable loans and received $24.6 million in notes receivable loan repayments. During the three months ended March 31, 2025, the Company issued $2.0 million in notes receivable loans and received $1.5 million in notes receivable loan repayments.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company's borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and the payment of dividends.
Debt
Senior Unsecured Revolving Credit Facility
On June 28, 2024, the Company entered into a Second Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement increased the commitments under the Revolver to $1 billion and extended the final maturity date of the Revolver to June 28, 2029, subject to optional one-year extensions that can be requested by the Company prior to each of the third, fourth, and fifth anniversaries of the closing date of the Restated Credit Agreement.

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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of March 31, 2026, the Company maintained a total leverage ratio of 3.04x, including outstanding debt of approximately $566.3 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
2025 Economic Development Loans
The Company entered into certain economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in November 2023. In accordance with these agreements, as of March 31, 2026, the governmental entities advanced $1.9 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. The Company has been advanced the full amounts that were due pursuant to these agreements, and these advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions, which are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion or all of the advances including accrued interest by April 1st following the measurement date. Any outstanding advances at the expiration of the Company's corporate headquarters lease in 2035 will be forgiven in full. The advances are presented in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions have been met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company is in compliance with all applicable current performance conditions as of March 31, 2026.

Dividends
During the three months ended March 31, 2026, the Company paid $13.1 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual cash dividends for the year ended December 31, 2026 is projected to be $1.15 per share or approximately $52.6 million in aggregate dividend payments.
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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the three months ended March 31, 2026, the Company repurchased 0.5 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $47.8 million. As of March 31, 2026, the Company had 2.3 million shares remaining under the current share repurchase authorization.
During the three months ended March 31, 2026, the Company redeemed 0.1 million shares of common stock at a total cost of $14.3 million from employees to satisfy the option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the three months ended March 31, 2026, the Company received proceeds of $0.9 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there were no material changes to the critical accounting estimates that were previously disclosed.
New Accounting Standards
Refer to the "Recently Issued Accounting Standards" section of Note 1 to the consolidated financial statements for information related to our evaluation of new accounting standards.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this quarterly report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "expect," "estimate," "believe," "anticipate," "should," "will," "forecast," "plan," "project," "assume," or similar words of futurity. All statements other than historical facts are forward-looking statements. These forward-looking statements are based on management's current beliefs, assumptions and expectations regarding future events, which, in turn, are based on information currently available to management. Such statements may relate to projections of our revenue, expenses, earnings, debt levels, ability to repay outstanding indebtedness, payment of dividends, repurchases of common stock, and other financial and operational measures, including occupancy and open hotels, revenue per available room, and our liquidity, among other matters. We caution you not to place undue reliance on any such forward-looking statements. Forward-looking statements do not guarantee future performance and involve known and unknown risks, uncertainties and other factors.
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, U.S. and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future U.S. or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; the potential impact of new laws and regulations generally, including, without limitation, those relating to taxes, wages, labor and immigration; foreign currency fluctuations; changes in global interest rates and rate differentials; variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; the federal government funding lapse and related government shutdowns; impairments or declines in the value of our assets; our assumptions underlying our critical accounting estimates; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; cyber security and data breach risks; introduction and integration of artificial intelligence technologies; climate change; our sustainability strategy; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; political instability, conflicts and terrorism; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $50.5 million and $52.0 million as of March 31, 2026 and December 31, 2025, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of March 31, 2026, the Company had $568.9 million of variable interest rate debt instruments outstanding at an effective interest rate of 4.93%. A hypothetical change of 10% in the Company’s effective interest rate from the March 31, 2026 levels would increase or decrease annual interest expense by $2.8 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
There have been no material changes to the risk factors that were disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, all of which could materially affect our business, financial condition, or future operating results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, and/or operating results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the three months ended March 31, 2026. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 1, 2026 through January 31, 2026	34,216	$97.21	33,529	2,723,234
February 1, 2026 through February 28, 2026	63,475	110.37	2,600	2,720,634
March 1, 2026 through March 31, 2026	510,714	101.40	438,445	2,282,189
Total	608,405	$102.10	474,574	2,282,189
(1) During the three months ended March 31, 2026, the Company redeemed 133,831 shares of common stock from employees to satisfy the option price and the minimum tax-withholding requirements related to the exercising of options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes, for the first quarter of 2026, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Dominic Dragisich (Chief Growth & Strategy Officer)	Adopted (February 24, 2026)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Scott E. Oaksmith (Chief Financial Officer)	Adopted (March 12, 2026)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
(1) This trading plan relates to up to 23,848 shares of the Company's common stock and has a scheduled expiration date of May 23, 2027, unless terminated earlier. The actual number of shares that may be sold will depend on the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting or exercise of certain underlying equity awards.
(2) This trading plan relates to up to 28,042 shares of the Company's common stock and has a scheduled expiration date of December 12, 2027, unless terminated earlier. The actual number of shares that may be sold will depend on (i) the vesting of an underlying equity award, which is subject to the achievement of certain performance criteria, and (ii) the number of shares that may be withheld to satisfy the minimum tax-withholding requirements related to the vesting of certain underlying equity awards.

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

CHOICE HOTELS INTERNATIONAL, INC.

April 30, 2026	By:	/s/ PATRICK S. PACIOUS
Patrick S. Pacious
President & Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

April 30, 2026	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer