Form 10-Q
period 2026-06-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2026-08-05
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of July 29, 2026, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 45,008,622.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES
Franchise and management fees	$187,536	$177,086	$337,167	$322,154
Partnership services and fees	28,674	27,064	53,408	52,445
Owned hotels	34,896	30,228	65,329	58,088
Other	26,332	24,716	38,205	35,843
Revenue for reimbursable costs from franchised and managed properties	163,324	167,349	287,228	290,773
Total revenues	440,762	426,443	781,337	759,303
OPERATING EXPENSES
Selling, general and administrative	96,153	89,298	174,199	163,508
Business combination, diligence and transition costs	536	347	772	446
Depreciation and amortization	16,813	13,424	33,634	27,172
Owned hotels	25,457	22,419	49,108	43,479
Reimbursable expenses from franchised and managed properties	197,665	176,358	359,452	320,169
Total operating expenses	336,624	301,846	617,165	554,774
Operating income	104,138	124,597	164,172	204,529
OTHER EXPENSES AND (INCOME), NET
Interest expense	24,259	22,736	48,221	43,978
Interest income	(1,095)	(1,456)	(2,306)	(3,015)
Other gains, net	(6,124)	(5,374)	(5,403)	(4,938)
Equity in net loss of affiliates	1,216	80	7,468	131
Total other expenses and (income), net	18,256	15,986	47,980	36,156
Income before income taxes	85,882	108,611	116,192	168,373
Income tax expense	21,544	26,877	31,550	42,105
Net income	$64,338	$81,734	$84,642	$126,268

Basic earnings per share	$1.42	$1.76	$1.85	$2.71
Diluted earnings per share	$1.41	$1.75	$1.84	$2.68

Cash dividends declared per share	$0.2875	$0.2875	$0.5750	$0.5750
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$64,338	$81,734	$84,642	$126,268
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,728)	2,079	(4,597)	2,142
Other comprehensive (loss) income, net of tax	(1,728)	2,079	(4,597)	2,142
Comprehensive income	$62,610	$83,813	$80,045	$128,410
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$42,826	$44,997
Accounts receivable (net of allowance for credit losses of $71,067 and $51,189, respectively)	279,813	207,491
Income taxes receivable	9,576	13,456
Notes receivable (net of allowance for credit losses of $5,007 and $7,462, respectively)	54,880	94,686
Prepaid expenses and other current assets	44,841	45,368
Total current assets	431,936	405,998
Property and equipment (net of accumulated depreciation and amortization of $191,937 and $162,113, respectively)	653,503	649,291
Operating lease right-of-use assets	75,004	77,670
Goodwill	302,877	305,758
Intangible assets (net of accumulated amortization of $292,052 and $256,575, respectively)	1,105,813	1,082,486
Notes receivable (net of allowance for credit losses of $3,671 and $1,019, respectively)	28,558	12,490
Investments for employee benefit plans, at fair value	54,794	50,227
Investments in affiliates	137,251	134,975
Deferred income taxes	76,362	75,371
Other assets	122,718	123,937
Total assets	$2,988,816	$2,918,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165,441	$156,276
Accrued expenses and other current liabilities	110,873	125,282
Deferred revenue	104,256	100,698
Liability for guest loyalty program	85,898	85,035
Total current liabilities	466,468	467,291
Long-term debt	2,002,339	1,906,122
Long-term deferred revenue	133,998	130,505
Deferred compensation and retirement plan obligations	61,090	56,532
Deferred income taxes	32,890	25,303
Operating lease liabilities	104,349	107,963
Liability for guest loyalty program	41,139	39,771
Other liabilities	4,365	3,487
Total liabilities	2,846,638	2,736,974
Commitments and contingencies (Note 11)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at June 30, 2026 and December 31, 2025; 45,179,440 and 45,996,087 shares outstanding at June 30, 2026 and December 31, 2025, respectively	951	951
Additional paid-in-capital	410,052	403,927
Accumulated other comprehensive loss	(9,904)	(5,307)
Treasury stock, at cost; 49,886,198 and 49,069,551 shares at June 30, 2026 and December 31, 2025, respectively	(2,635,490)	(2,536,373)
Retained earnings	2,376,569	2,318,031
Total shareholders’ equity	142,178	181,229
Total liabilities and shareholders’ equity	$2,988,816	$2,918,203

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,642	$126,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,634	27,172
Depreciation and amortization – reimbursable expenses from franchised and managed properties	11,228	9,426
Franchise agreement acquisition cost amortization	20,201	17,261
Non-cash share-based compensation and other charges	13,098	19,438
Non-cash interest, investments, and affiliate loss (income), net	(3,391)	(1,668)
Deferred income taxes	7,493	850
Equity in net loss of affiliates, less distributions received	7,468	692
Franchise agreement acquisition costs, net of reimbursements	(72,169)	(41,474)
Change in working capital and other	(34,842)	(41,895)
Net cash provided by operating activities	67,362	116,070
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(17,900)	(18,333)
Investments in owned hotel properties	(27,292)	(65,676)
Contributions to investments in affiliates	(10,588)	(9,358)
Issuances of notes receivable	(1,859)	(3,353)
Collections of notes receivable	24,610	2,773
Other items, net	(995)	(1,201)
Net cash used in investing activities	(34,024)	(95,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings pursuant to revolving credit facilities	96,275	130,000
Purchases of treasury stock	(107,464)	(112,756)
Dividends paid	(26,333)	(26,868)
Proceeds from the exercise of stock options	2,339	6,385
Net cash used in financing activities	(35,183)	(3,239)
Net change in cash and cash equivalents	(1,845)	17,683
Effect of foreign exchange rate changes on cash and cash equivalents	(326)	750
Cash and cash equivalents, beginning of period	44,997	40,177
Cash and cash equivalents, end of period	$42,826	$58,610

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds and transferable tax credits	$20,421	$41,548
Interest, net of capitalized interest	$46,817	$44,884
Non-cash investing and financing activities
Dividends declared but not paid	$12,989	$13,304
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$12,396	$20,579

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)
Net income	—	—	—	—	—	81,734	81,734
Other comprehensive income, net of tax	—	—	—	2,079	—	—	2,079
Share-based payment activity	29,639	—	11,147	—	1,181	—	12,328
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,304)	(13,304)
Treasury purchases	(355,276)	—	—	—	(45,141)	—	(45,141)
Balance as of June 30, 2025	46,263,374	$951	$387,161	$(4,051)	$(2,511,169)	$2,100,870	$(26,238)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2025	45,996,087	$951	$403,927	$(5,307)	$(2,536,373)	$2,318,031	$181,229
Net income	—	—	—	—	—	20,304	20,304
Other comprehensive loss, net of tax	—	—	—	(2,869)	—	—	(2,869)
Share-based payment activity	229,675	—	3,854	—	4,757	—	8,611
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,115)	(13,115)
Treasury purchases	(608,404)	—	—	—	(56,733)	—	(56,733)
Balance as of March 31, 2026	45,617,358	$951	$407,781	$(8,176)	$(2,588,349)	$2,325,220	$137,427
Net income	—	—	—	—	—	64,338	64,338
Other comprehensive loss, net of tax	—	—	—	(1,728)	—	—	(1,728)
Share-based payment activity	31,280	—	2,271	—	3,354	—	5,625
Dividends declared ($0.2875 per share)	—	—	—	—	—	(12,989)	(12,989)
Treasury purchases	(469,198)	—	—	—	(50,495)	—	(50,495)
Balance as of June 30, 2026	45,179,440	$951	$410,052	$(9,904)	$(2,635,490)	$2,376,569	$142,178
(1) Accumulated other comprehensive income (loss) relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive income (loss) during the six months ended June 30, 2026 and 2025.

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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2025 to June 30, 2026:

(in thousands)
Balance as of December 31, 2025	$220,340
Increases to the contract liability balance due to cash received	69,558
Revenue recognized in the period	(60,041)
Balance as of June 30, 2026	$229,857
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $229.9 million as of June 30, 2026. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $30.1 million and $37.2 million for the three months ended June 30, 2026 and 2025, respectively, and $53.0 million and $56.7 million for the six months ended June 30, 2026 and 2025, respectively.
3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	June 30, 2026	December 31, 2025
Senior	$56,705	$98,257
Subordinated	31,933	13,356
Unsecured	3,478	4,044
Total notes receivable	$92,116	$115,657
Less: allowance for credit losses	8,678	8,481
Total notes receivable, net of allowance for credit losses	$83,438	$107,176
Current portion, net of allowance for credit losses	$54,880	$94,686
Long-term portion, net of allowance for credit losses	$28,558	$12,490
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Senior	$—	$—	$41,505	$—	$—	$15,200	$56,705
Subordinated	—	3,136	—	3,504	—	25,293	31,933
Unsecured	—	445	130	—	—	2,903	3,478
Total notes receivable	$—	$3,581	$41,635	$3,504	$—	$43,396	$92,116

The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$8,481	$7,331
Provision for credit losses	197	1,150
Ending balance	$8,678	$8,481
As of June 30, 2026 and December 31, 2025, three note receivable loans with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loans. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $4.6 million as of both June 30, 2026 and December 31, 2025.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of June 30, 2026
Senior	$5,245	$—	$42,900	$48,145	$8,560	$56,705
Subordinated	—	—	—	—	31,933	31,933
Unsecured	—	—	204	204	3,274	3,478
	$5,245	$—	$43,104	$48,349	$43,767	$92,116
As of December 31, 2025
Senior	$—	$—	$42,900	$42,900	$55,357	$98,257
Subordinated	—	—	—	—	13,356	13,356
Unsecured	—	—	404	404	3,640	4,044
	$—	$—	$43,304	$43,304	$72,353	$115,657
The amortized cost basis of the notes receivable in a non-accrual status was $42.9 million as of both June 30, 2026 and December 31, 2025.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $80.0 million and $103.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 11.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $42.5 million and $65.3 million as of June 30, 2026 and December 31, 2025, respectively.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the six months ended June 30, 2026, the Company recognized provisions for credit losses on accounts receivable of $18.1 million in selling, general and administrative expenses, and $14.1 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2025, the Company recognized provisions for credit losses on accounts receivable of $20.2 million in selling, general and administrative expenses, and $15.0 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income.

During the six months ended June 30, 2026, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $12.3 million. During the year ended December 31, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $29.6 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets.

As of June 30, 2026 and December 31, 2025, the Company had total investments in affiliates in the consolidated balance sheets of $137.3 million and $135.0 million, respectively, which included investments in affiliates that represent VIEs of $136.8 million and $134.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended June 30, 2026 and 2025, the Company recognized losses totaling $1.2 million and $1.0 million, respectively, from these investments that represent VIEs. During the six months ended June 30, 2026 and 2025, the Company recognized losses totaling $7.5 million and $1.9 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 11 to these consolidated financial statements.

During the three and six months ended June 30, 2026 and 2025, the Company recognized no impairment charges related to its equity method investments.
5.    Debt
Debt consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $2.1 million and $2.4 million at June 30, 2026 and December 31, 2025, respectively	$397,944	$397,643
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $2.8 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively	447,215	446,910
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $9.5 million and $10.1 million at June 30, 2026 and December 31, 2025, respectively	590,523	589,936
$1 billion senior unsecured revolving credit facility due 2029 with an effective interest rate of 4.92%, less deferred issuance costs of $2.4 million and $2.8 million at June 30, 2026 and December 31, 2025, respectively	564,807	469,783
Economic development loans with an effective interest rate of 3.00% at June 30, 2026 and December 31, 2025	1,850	1,850
Total long-term debt	$2,002,339	$1,906,122
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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the six months ended June 30, 2026 and during the year ended December 31, 2025.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2026
Mutual funds(1)	$53,236	$53,236	$—	$—
Money market funds(1)	3,692	—	3,692	—
Total	$56,928	$53,236	$3,692	$—
As of December 31, 2025
Mutual funds(1)	$47,713	$47,713	$—	$—
Money market funds(1)	4,281	—	4,281	—
Total	$51,994	$47,713	$4,281	$—
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
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of June 30, 2026 and December 31, 2025, the carrying amounts and the fair values were as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$397,944	$383,684	$397,643	$389,612
2020 Senior Notes due 2031	$447,215	$424,643	$446,910	$428,963
2024 Senior Notes due 2034	$590,523	$608,898	$589,936	$612,612
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.
7.    Income Taxes
The Company's effective income tax rates were 25.1% and 24.7% for the three months ended June 30, 2026 and 2025, respectively. The Company's effective income tax rates were 27.2% and 25.0% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rates for the three and six months ended June 30, 2026 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation. The effective income tax rates for the three and six months ended June 30, 2025 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
8.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options	$195	$795	$752	$2,314
Restricted stock	2,744	3,003	6,166	6,330
Performance vested restricted stock units	1,305	7,155	5,618	12,724
Total share-based compensation expense	$4,244	$10,953	$12,536	$21,368

A summary of the share-based award activity during the six months ended June 30, 2026 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	695,083	$110.98		343,165	$138.02	444,811	$138.89
Granted	—	—		153,792	107.78	135,539	151.07
Performance-based leveraging (1)	—	—		—	—	(13,890)	125.25
Exercised/vested	(93,133)	83.95		(91,506)	137.57	(115,378)	128.93
Expired	(3,592)	120.78		—	—	—	—
Forfeited	(884)	134.29		(13,533)	121.45	(27,643)	154.57
Outstanding as of June 30, 2026	597,474	$115.10	5.4 years	391,918	$127.13	423,439	$144.80
Options exercisable as of June 30, 2026	534,965	$115.00	5.2 years
(1) Any revisions to the outstanding PVRSUs during the six months ended June 30, 2026 is based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the six months ended June 30, 2026 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs was between 9 months and 48 months.

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
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$64,338	$81,734	$84,642	$126,268
Income allocated to participating securities	(255)	(392)	(334)	(615)
Net income available to common shareholders	$64,083	$81,342	$84,308	$125,653
Denominator:
Weighted average shares of common stock outstanding – basic	45,192	46,141	45,454	46,316
Basic earnings per share	$1.42	$1.76	$1.85	$2.71

Numerator:
Net income	$64,338	$81,734	$84,642	$126,268
Income allocated to participating securities	(255)	(392)	(334)	(615)
Net income available to common shareholders	$64,083	$81,342	$84,308	$125,653
Denominator:
Weighted average shares of common stock outstanding – basic	45,192	46,141	45,454	46,316
Dilutive effect of stock options, PVRSUs, and RSUs	201	447	258	538
Weighted average shares of common stock outstanding – diluted	45,393	46,588	45,712	46,854
Diluted earnings per share	$1.41	$1.75	$1.84	$2.68
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Stock options	292	128	292	128
PVRSUs	30	—	30	—
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
Our Interim Chief Executive Officer, who is our chief operating decision maker ("CODM"), utilizes budgeted and forecasted financial information as well as industry metrics, such as revenue per available room ("RevPar"), occupancy, and average daily room rate ("ADR"), to assess the performance and to make resource allocation decisions. The CODM does not use assets by operating segment when assessing the performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.

The following tables present the financial information for the Company's segments:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$407,664	$36,735	$(3,637)	$440,762	$396,841	$32,724	$(3,122)	$426,443
Other segment items (1)	255,396	68,052	(3,637)	319,811	231,648	59,896	(3,122)	288,422
Depreciation and amortization	9,467	7,346	—	16,813	7,327	6,097	—	13,424
Operating income (loss)	142,801	(38,663)	—	104,138	157,866	(33,269)	—	124,597
Reconciliation of segment profit or loss:
Interest expense				24,259				22,736
Interest income				(1,095)				(1,456)
Other gains, net				(6,124)				(5,374)
Equity in net loss of affiliates				1,216				80
Income before income taxes				$85,882				$108,611

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$717,208	$71,276	$(7,147)	$781,337	$700,025	$65,628	$(6,350)	$759,303
Other segment items (1)	468,485	122,193	(7,147)	583,531	424,073	109,879	(6,350)	527,602
Depreciation and amortization	19,107	14,527	—	33,634	14,701	12,471	—	27,172
Operating income (loss)	229,616	(65,444)	—	164,172	261,251	(56,722)	—	204,529
Reconciliation of segment profit or loss:
Interest expense				48,221				43,978
Interest income				(2,306)				(3,015)
Other gains, net				(5,403)				(4,938)
Equity in net loss of affiliates				7,468				131
Income before income taxes				$116,192				$168,373

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support its efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of June 30, 2026, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $40.4 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.
Commitments
The Company had the following outstanding commitments as of June 30, 2026:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of June 30, 2026, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of June 30, 2026, no liability was recognized in the consolidated balance sheets. For the six months ended June 30, 2026, the Company recognized no guarantee payments in selling, general and administrative expenses in the consolidated statements of income. As of June 30, 2026, the maximum unrecorded exposure of the guarantee was $18.2 million.
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
•The Company has committed to provide financing in the form of loans or credit facilities to franchisees for brand development efforts. As of June 30, 2026, the Company had remaining commitments of up to $1.5 million, if certain conditions are met.
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
•The Company has committed to purchase transferable production tax credits generated by qualified solar energy facilities. As of June 30, 2026, the Company has a remaining commitment of approximately $179 million through 2036. The Company’s commitments are contingent upon the satisfaction of certain legal and contractual conditions from the sellers, and the continued availability of the credits under federal tax laws. The Company expects to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense each year.
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
Chief Executive Officer Transition Post-Employment Benefits
The Company previously announced a leadership transition whereby Patrick Pacious stepped down as the Company’s President & Chief Executive Officer, effective May 20, 2026, and transitioned to serving as an advisor to the Company through August 31, 2026 (the “Transition Period”). In connection with the leadership transition, the Company and Mr. Pacious entered into a transition and separation agreement (the “Separation Agreement”), pursuant to which Mr. Pacious is entitled to post-employment benefits, including cash severance, continued equity award vesting, and other benefits. The Company expects to recognize a total of $2.7 million of post-employment benefits, which will be recognized over the Transition Period. For the three months ended June 30, 2026, the Company recognized $0.2 million of post-employment benefits in selling, general and administrative expenses in the consolidated statements of income.
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
During the three and six months ended June 30, 2026, the Company recognized transaction and transition costs of $0.4 million and $0.6 million in business combination, diligence and transition costs in the consolidated statements of income.
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

Six Months Ended
(in thousands)	June 30, 2025
Revenues	$775,632
Net income (1)	$123,303
(1) The gain on the previously held 50% equity interest in Choice Hotels Canada is excluded from the pro forma results of operations.
Choice Hotels Canada Results of Operations
The Company's consolidated statements of income include Choice Hotels Canada's results of operations since the July 2, 2025 acquisition date. Choice Hotels Canada contributed $11.8 million and $3.9 million in total revenues and net income, respectively, for the three months ended June 30, 2026. Choice Hotels Canada contributed $20.8 million and $7.1 million in total revenues and net income, respectively, for the six months ended June 30, 2026.
Goodwill
The $86.2 million of goodwill recognized is primarily attributable to the value that the Company expects to realize from the existing customer base, cost synergies, and new agreements signed with new franchisees and developers. The goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is not deductible for tax purposes.
The following table summarizes the carrying amount of the Company's goodwill, including the goodwill arising from the acquisition of Choice Hotels Canada, as of June 30, 2026.

(in thousands)
Goodwill, excluding goodwill arising from the Choice Hotels Canada acquisition	$227,765
Goodwill arising from the Choice Hotels Canada acquisition	86,194
Effect of foreign currency translation	(3,504)
Total goodwill, gross carrying amount	310,455
Accumulated impairment losses	(7,578)
Goodwill, net carrying amount	$302,877

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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 49 countries and territories. As of June 30, 2026, we had 7,608 hotels with 661,089 rooms open and operating, and 841 hotels with 77,275 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Clarion®, Clarion Pointe®, Comfort®, Country Inn & Suites® by Radisson, Sleep Inn®, Quality®, Park Inn® by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios®, Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Radisson Inn & Suites™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's U.S. operations are conducted through direct franchising relationships, the ownership of 18 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the U.S. Therefore, our description of our business is primarily focused on the U.S. operations.
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
In addition to our hotel franchising business, we have also developed or acquired 18 open and operating hotels. We have strategically developed hotels to increase the presence of our newly introduced brands in the U.S., drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended June 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $34.3 million and $9.0 million, respectively. During the six months ended June 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $72.2 million and $29.4 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,
(in thousands)	2026	2025
REVENUES
Franchise and management fees	$187,536	$177,086
Partnership services and fees	28,674	27,064
Owned hotels	34,896	30,228
Other	26,332	24,716
Revenue for reimbursable costs from franchised and managed properties	163,324	167,349
Total revenues	440,762	426,443
OPERATING EXPENSES
Selling, general and administrative	96,153	89,298
Business combination, diligence and transition costs	536	347
Depreciation and amortization	16,813	13,424
Owned hotels	25,457	22,419
Reimbursable expenses from franchised and managed properties	197,665	176,358
Total operating expenses	336,624	301,846
Operating income	104,138	124,597
OTHER EXPENSES AND (INCOME), NET
Interest expense	24,259	22,736
Interest income	(1,095)	(1,456)
Other gains, net	(6,124)	(5,374)
Equity in net loss of affiliates	1,216	80
Total other expenses and (income), net	18,256	15,986
Income before income taxes	85,882	108,611
Income tax expense	21,544	26,877
Net income	$64,338	$81,734
Results of Operations
For the three months ended June 30, 2026, the Company recognized income before income taxes of $85.9 million, which is a $22.7 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to a $20.5 million decrease in operating income.
Operating income decreased $20.5 million primarily due to a $25.3 million increase in the net reimbursable deficit from franchised and managed properties, a $6.9 million increase in selling, general and administrative expenses, and a $3.4 million increase in depreciation and amortization, all of which were partially offset by a $10.5 million increase in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $10.5 million primarily due to a $6.4 million increase in international royalty fees, a $2.8 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, and a $1.2 million increase in U.S. royalty fees, all of which were partially offset by a $1.4 million decrease in initial franchise fees.
U.S. royalty fees increased $1.2 million to $122.5 million for the three months ended June 30, 2026 from $121.3 million for the three months ended June 30, 2025. The increase in U.S. royalty fees was primarily due to a 1.3% increase in U.S. system-wide RevPAR as a result of a 0.7% increase in average daily rates and a 40 basis points increase in occupancy during the current period, and a system-wide 11 basis points increase in the average royalty rate from 5.12% for the three months ended June 30, 2025 to 5.23% for the three months ended June 30, 2026, all of which were partially offset by a 0.3% decrease in open and operating U.S. hotel rooms. The U.S. system-wide RevPAR during the three months ended June 30, 2026 includes a FIFA World Cup-related impact of 60 basis points.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	June 30, 2026			June 30, 2025
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$155.49	60.0%	$93.33	$152.42	60.5%	$92.14	2.0%	(50)	bps	1.3%
Midscale & Upper Midscale (2)	102.76	59.6%	61.24	102.03	59.4%	60.58	0.7%	20	bps	1.1%
Extended Stay (3)	69.24	71.3%	49.37	66.87	71.2%	47.60	3.5%	10	bps	3.7%
Economy (4)	71.16	49.9%	35.51	71.32	50.1%	35.77	(0.2)%	(20)	bps	(0.7)%
Total	$98.28	60.0%	$58.92	$97.58	59.6%	$58.16	0.7%	40	bps	1.3%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
A summary of the U.S. hotels and rooms by brand in our franchise system as of June 30, 2026 and 2025 was as follows:

	June 30, 2026		June 30, 2025		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	241	38,933	231	38,537	10	4.3%	396	1.0%
Cambria Hotels	77	10,278	75	10,222	2	2.7%	56	0.5%
Radisson (1)	56	11,048	53	9,928	3	5.7%	1,120	11.3%
Comfort (2)	1,641	128,239	1,659	130,208	(18)	(1.1)%	(1,969)	(1.5)%
Quality Inn	1,574	113,389	1,593	115,638	(19)	(1.2)%	(2,249)	(1.9)%
Country	397	32,023	408	32,704	(11)	(2.7)%	(681)	(2.1)%
Sleep Inn	405	28,121	407	28,483	(2)	(0.5)%	(362)	(1.3)%
Clarion (3)	187	19,000	186	19,014	1	0.5%	(14)	(0.1)%
Park Inn	19	1,524	13	1,302	6	46.2%	222	17.1%
WoodSpring Suites	298	35,869	270	32,521	28	10.4%	3,348	10.3%
MainStay Suites	149	10,806	139	10,098	10	7.2%	708	7.0%
Suburban Studios	121	9,995	111	9,137	10	9.0%	858	9.4%
Everhome Suites	30	3,451	17	1,952	13	76.5%	1,499	76.8%
Econo Lodge	583	33,721	620	36,149	(37)	(6.0)%	(2,428)	(6.7)%
Rodeway	417	22,829	441	24,669	(24)	(5.4)%	(1,840)	(7.5)%
Total U.S. Franchises	6,195	499,226	6,223	500,562	(28)	(0.4)%	(1,336)	(0.3)%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $6.4 million to $14.2 million for the three months ended June 30, 2026 from $7.8 million for the three months ended June 30, 2025. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 155 hotels (from 1,258 hotels as of June 30, 2025 to 1,413 hotels as of June 30, 2026) and 18,025 rooms (from 143,838 rooms as of June 30, 2025 to 161,863 rooms as of June 30, 2026), an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Selling, General and Administrative
Selling, general and administrative expenses increased $6.9 million primarily due to a $4.5 million increase in the provision for credit losses in accounts receivable, a $1.7 million increase in non-recurring operational restructuring and executive severance expense, a $1.4 million increase in expenses to operate Choice Hotels Canada during the three months ended June 30, 2026, and increases in other general costs to operate the franchising business, all of which were partially offset by a $2.0 million decrease in operating guarantee payments for a portfolio of managed hotels which was acquired in connection with the Company's purchase of Radisson Hotels Americas, and a $1.0 million decrease in costs related to the global enterprise resource planning ("ERP") system implementation.
Depreciation and Amortization
Depreciation and amortization expense increased $3.4 million primarily due to a $2.0 million increase in amortization expense for intangible assets as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada in July 2025 and a $1.1 million increase in depreciation expense related to the opening of five owned hotels.
Income Tax Expense
The Company’s effective income tax rates were 25.1% and 24.7% for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the three months ended June 30, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation. The effective income tax rate for the three months ended June 30, 2025 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.
Comparison of the Operating Results for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
(in thousands)	2026	2025
REVENUES
Franchise and management fees	$337,167	$322,154
Partnership services and fees	53,408	52,445
Owned hotels	65,329	58,088
Other	38,205	35,843
Revenue for reimbursable costs from franchised and managed properties	287,228	290,773
Total revenues	781,337	759,303
OPERATING EXPENSES
Selling, general and administrative	174,199	163,508
Business combination, diligence and transition costs	772	446
Depreciation and amortization	33,634	27,172
Owned hotels	49,108	43,479
Reimbursable expenses from franchised and managed properties	359,452	320,169
Total operating expenses	617,165	554,774
Operating income	164,172	204,529
OTHER EXPENSES AND (INCOME), NET
Interest expense	48,221	43,978
Interest income	(2,306)	(3,015)
Other gains, net	(5,403)	(4,938)
Equity in net loss of affiliates	7,468	131
Total other expenses and (income), net	47,980	36,156
Income before income taxes	116,192	168,373
Income tax expense	31,550	42,105
Net income	$84,642	$126,268
Results of Operations
For the six months ended June 30, 2026, the Company recognized income before income taxes of $116.2 million, which is a $52.2 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to a $40.4 million decrease in operating income, a $7.3 million increase in equity in net loss of affiliates, and a $4.2 million increase in interest expense.
Operating income decreased $40.4 million primarily due to a $42.8 million increase in the net reimbursable deficit from franchised and managed properties, a $10.7 million increase in selling, general and administrative expenses, and a $6.5 million increase in depreciation and amortization, all of which were partially offset by a $15.0 million increase in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $15.0 million primarily due to an $11.6 million increase in international royalty fees and a $7.3 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, all of which were partially offset by a $2.9 million decrease in initial franchise fees and a $2.7 million decrease in U.S. royalty fees.
U.S. royalty fees decreased $2.7 million to $213.1 million for the six months ended June 30, 2026 from $215.8 million for the six months ended June 30, 2025. The decrease in U.S. royalty fees was primarily due to a 0.2% decrease in U.S. system-wide RevPAR as a result of a 0.5% decrease in average daily rates and a 20 basis points increase in occupancy, and a 0.3% decrease in open and operating U.S. hotel rooms, all of which were partially offset by a system-wide 11 basis points increase in the average royalty rate from 5.11% for the six months ended June 30, 2025 to 5.22% for the six months ended June 30, 2026. The U.S. system-wide RevPAR during the six months ended June 30, 2025 includes a hurricane-related impact of 212 basis points.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	Six Months Ended			Six Months Ended			Change
	June 30, 2026			June 30, 2025
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$148.67	55.1%	$81.97	$146.55	55.2%	$80.86	1.4%	(10)	bps	1.4%
Midscale & Upper Midscale (2)	98.02	54.7%	53.62	98.48	54.6%	53.74	(0.5)%	10	bps	(0.2)%
Extended Stay (3)	67.87	68.7%	46.65	66.60	69.5%	46.31	1.9%	(80)	bps	0.7%
Economy (4)	68.80	46.1%	31.71	70.67	46.9%	33.18	(2.6)%	(80)	bps	(4.4)%
Total	$93.92	55.5%	$52.08	$94.41	55.3%	$52.20	(0.5)%	20	bps	(0.2)%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Country Inn & Suites, Park Inn, Quality, and Sleep Inn brands.
(3) Includes Everhome Suites, Mainstay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway brands.
International royalty fees increased $11.6 million to $26.0 million for the six months ended June 30, 2026 from $14.4 million for the six months ended June 30, 2025. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system, an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Selling, General and Administrative
Selling, general and administrative expenses increased $10.7 million primarily due to an $8.9 million increase in the provision for credit losses in accounts receivable, a $2.5 million increase in expenses to operate Choice Hotels Canada during the six months ended June 30, 2026, and increases in other general costs to operate the franchising business, all of which were partially offset by a $2.0 million decrease in operating guarantee payments for a portfolio of managed hotels which was acquired in connection with the Company's purchase of Radisson Hotels Americas, a $1.8 million decrease in non-recurring operational restructuring and executive severance expense, and a $1.7 million decrease in costs related to the global ERP system implementation.
Depreciation and Amortization
Depreciation and amortization expense increased $6.5 million primarily due to a $4.1 million increase in amortization expense for intangible assets as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada in July 2025 and a $2.1 million increase in depreciation expense related to the opening of six owned hotels.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased $7.3 million primarily due to a $5.4 million net decrease in the equity earnings from our unconsolidated affiliates and a $1.8 million decrease in the equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.

Interest Expense

Interest expense increased $4.2 million primarily due to increased borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.

Income Tax Expense
The Company's effective income tax rates were 27.2% and 25.0% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the six months ended June 30, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation. The effective income tax rate for the six months ended June 30, 2025 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes.

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
As of June 30, 2026, the Company's primary sources of liquidity consisted of $475.0 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of June 30, 2026, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer investment and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these investment and guaranty support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $653.6 million of investments in the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of June 30, 2026. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future investment and guaranty support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment. The Company expects the Cambria Hotels and Everhome Suites brands development investments to continue to decline in future periods, as both brands approach scale milestones.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. As of June 30, 2026, the Company had 1.8 million shares remaining under the current share repurchase authorization. The projected 2026 annual dividend rate is $1.15 per share or approximately $52.3 million in aggregate dividend payments. Future dividends are subject to declarations by our board of directors.
Cash Flows from Operating Activities
During the six months ended June 30, 2026 and 2025, the net cash provided by operating activities was $67.4 million and $116.1 million, respectively. Our operating cash flows decreased $48.7 million primarily due to an increase in franchise agreement acquisition cost payments and an increase in the net reimbursable deficit from franchised and managed properties, all of which were partially offset by a decrease in deferred income taxes and the timing of working capital items.

In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the six months ended June 30, 2026 and 2025, the Company's net franchise agreement acquisition costs were $72.2 million and $41.5 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the six months ended June 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $72.2 million and $29.4 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $34.0 million and $95.1 million for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, investments in owned hotel properties totaled $27.3 million and $65.7 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the six months ended June 30, 2026 and 2025, investments in other property and equipment totaled $17.9 million and $18.3 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the six months ended June 30, 2026 and 2025, the Company invested $10.6 million and $9.4 million, respectively, to support these efforts.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the six months ended June 30, 2026, the Company issued $1.9 million in notes receivable loans and received $24.6 million in notes receivable loan repayments. During the six months ended June 30, 2025, the Company issued $3.4 million in notes receivable loans and received $2.8 million in notes receivable loan repayments.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to the proceeds or payments on the Company's borrowings, treasury stock repurchases, acquisition of shares in connection with the exercise or vesting of equity awards, and the payment of dividends.
Debt
Senior Unsecured Revolving Credit Facility
On June 28, 2024, the Company entered into a Second Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement increased the commitments under the Revolver to $1 billion and extended the maturity date of the Revolver to June 28, 2029, subject to optional one-year extensions that can be requested by the Company prior to each of the third, fourth, and fifth anniversaries of the closing date of the Restated Credit Agreement.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of June 30, 2026, the Company maintained a total leverage ratio of 3.02x, including outstanding debt of approximately $564.8 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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
2025 Economic Development Loans
The Company entered into certain economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in November 2023. In accordance with these agreements, as of June 30, 2026, the governmental entities advanced $1.9 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. The Company has been advanced the full amounts that were due pursuant to these agreements, and these advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions, which are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion or all of the advances including accrued interest by April 1st following the measurement date. Any outstanding advances at the expiration of the Company's corporate headquarters lease in 2035 will be forgiven in full. The advances are presented in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions have been met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company is in compliance with all applicable current performance conditions as of June 30, 2026.
Dividends
During the six months ended June 30, 2026, the Company paid $26.3 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual cash dividends for the year ended December 31, 2026 is projected to be $1.15 per share or approximately $52.3 million in aggregate dividend payments.

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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the six months ended June 30, 2026, the Company repurchased 0.9 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $98.2 million. As of June 30, 2026, the Company had 1.8 million shares remaining under the current share repurchase authorization.
During the six months ended June 30, 2026, the Company redeemed 0.1 million shares of common stock at a total cost of $14.4 million from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of PVRSUs and restricted stock grants. These redemptions were outside the share repurchase program. During the six months ended June 30, 2026, the Company received proceeds of $2.3 million from stock options exercised by employees.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026, there were no material changes to the critical accounting estimates that were previously disclosed.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, U.S. and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future U.S. or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; the potential impact of changes in laws and regulations generally, or the interpretation thereof, including, without limitation, those relating to taxes, wages, labor and immigration; foreign currency fluctuations; changes in global interest rates and rate differentials; variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; governmental action or inaction relating to the federal budget, including funding lapses and government shutdowns; impairments or declines in the value of our assets; our assumptions underlying our critical accounting estimates; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; information technology, cyber security and data breach risks; introduction and integration of artificial intelligence technologies; climate change; our sustainability strategy; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; political instability, geopolitical conflicts and terrorism; labor shortages; the outcome of litigation; and our ability to effectively manage our indebtedness and secure our indebtedness. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $56.9 million and $52.0 million as of June 30, 2026 and December 31, 2025, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of June 30, 2026, the Company had $567.2 million of variable interest rate debt instruments outstanding at an effective interest rate of 4.92%. A hypothetical change of 10% in the Company’s effective interest rate from the June 30, 2026 levels would increase or decrease annual interest expense by $2.8 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
The Company does not presently have any material derivative financial instruments.
ITEM 4.CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The Company has a disclosure review committee whose membership includes the Interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), among others. The disclosure review committee’s procedures are considered by the CEO and CFO in performing their evaluations of the Company’s disclosure controls and procedures and in assessing the accuracy and completeness of the Company’s disclosures.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the six months ended June 30, 2026. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 1, 2026 through January 31, 2026	34,216	$97.21	33,529	2,723,234
February 1, 2026 through February 28, 2026	63,475	110.37	2,600	2,720,634
March 1, 2026 through March 31, 2026	510,714	101.40	438,445	2,282,189
April 1, 2026 through April 30, 2026	124,763	105.41	124,763	2,157,426
May 1, 2026 through May 31, 2026	211,094	105.58	210,655	1,946,771
June 1, 2026 through June 30, 2026	133,341	112.92	133,341	1,813,430
Total	1,077,603	$104.51	943,333	1,813,430
(1) In 1998, the Company instituted a share repurchase program. On March 11, 2024, the Company’s board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program. During the six months ended June 30, 2026, the Company redeemed 134,270 shares of common stock from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this quarterly report.

ITEM 6.EXHIBITS
Exhibit Number and Description

Exhibit Number	Description

3.01(a)	Restated Certificate of Incorporation of Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)

3.02(b)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc. dated April 26, 2013

3.03(c)	Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc., dated May 16, 2024

3.04(d)	Third Amendment to the Restated Certificate of Incorporation of Choice Hotels International, Inc., dated May 21, 2026

3.05(d)	Third Amended and Restated Bylaws of Choice Hotels International, Inc., dated May 21, 2026

10.1(e)†	Separation Agreement, dated May 20, 2026, between Choice Hotels International, Inc. and Patrick S. Pacious

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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
(d) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated May 21, 2026, filed May 21, 2026.
(e) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated May 20, 2026, filed May 20, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

August 5, 2026	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Interim Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

August 5, 2026	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer