Form 10-Q
period 2026-09-30
CHOICE HOTELS INTERNATIONAL INC /DE
filed 2026-11-02
CIK 1046311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
As of October 26, 2026, the number of shares outstanding of Choice Hotels International, Inc.'s common stock was 44,508,546.

CHOICE HOTELS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Franchise and management fees	$203,667	$193,777	$540,834	$515,931
Partnership services and fees	28,341	28,868	81,749	81,313
Owned hotels	38,064	33,167	103,393	91,255
Other	15,320	22,094	53,525	57,937
Revenue for reimbursable costs from franchised and managed properties	172,936	169,434	460,164	460,207
Total revenues	458,328	447,340	1,239,665	1,206,643
OPERATING EXPENSES
Selling, general and administrative	81,275	79,610	255,474	243,118
Contract termination costs	24,268	—	24,268	—
Business combination, diligence and transition costs	3,214	1,494	3,986	1,940
Depreciation and amortization	16,933	15,760	50,567	42,932
Owned hotels	27,312	23,792	76,420	67,271
Reimbursable expenses from franchised and managed properties	192,812	184,268	552,264	504,437
Total operating expenses	345,814	304,924	962,979	859,698
Impairment of long-lived assets	(6,035)	—	(6,035)	—
Operating income	106,479	142,416	270,651	346,945
OTHER EXPENSES AND (INCOME), NET
Interest expense	25,575	23,490	73,796	67,468
Interest income	(998)	(1,435)	(3,304)	(4,450)
Gain from an acquisition of a joint venture	—	(100,025)	—	(100,025)
Gain on sale of assets	—	(713)	—	(713)
Other gains, net	(7)	(721)	(5,410)	(5,659)
Equity in net loss of affiliates	6,866	10,904	14,334	11,035
Total other expenses and (income), net	31,436	(68,500)	79,416	(32,344)
Income before income taxes	75,043	210,916	191,235	379,289
Income tax expense	17,131	30,920	48,681	73,025
Net income	$57,912	$179,996	$142,554	$306,264

Basic earnings per share	$1.29	$3.89	$3.14	$6.59
Diluted earnings per share	$1.28	$3.86	$3.12	$6.52

Cash dividends declared per share	$0.2875	$0.2875	$0.8625	$0.8625
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$57,912	$179,996	$142,554	$306,264
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	833	(1,557)	(3,764)	585
Other comprehensive income (loss), net of tax	833	(1,557)	(3,764)	585
Comprehensive income	$58,745	$178,439	$138,790	$306,849
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$170,594	$44,997
Accounts receivable (net of allowance for credit losses of $82,649 and $51,189, respectively)	285,966	207,491
Income taxes receivable	8,681	13,456
Notes receivable (net of allowance for credit losses of $5,066 and $7,462, respectively)	55,906	94,686
Prepaid expenses and other current assets	55,243	45,368
Total current assets	576,390	405,998
Property and equipment (net of accumulated depreciation and amortization of $207,299 and $162,113, respectively)	645,102	649,291
Operating lease right-of-use assets	72,528	77,670
Goodwill	302,668	305,758
Intangible assets (net of accumulated amortization of $312,243 and $256,575, respectively)	1,119,107	1,082,486
Notes receivable (net of allowance for credit losses of $3,671 and $1,019, respectively)	28,688	12,490
Investments for employee benefit plans, at fair value	47,549	50,227
Investments in affiliates	139,667	134,975
Deferred income taxes	84,022	75,371
Other assets	123,213	123,937
Total assets	$3,138,934	$2,918,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,045	$156,276
Accrued expenses and other current liabilities	117,443	125,282
Deferred revenue	107,680	100,698
Liability for guest loyalty program	84,863	85,035
Total current liabilities	458,031	467,291
Long-term debt	2,177,105	1,906,122
Long-term deferred revenue	135,975	130,505
Deferred compensation and retirement plan obligations	54,076	56,532
Deferred income taxes	32,416	25,303
Operating lease liabilities	102,315	107,963
Liability for guest loyalty program	42,731	39,771
Other liabilities	4,527	3,487
Total liabilities	3,007,176	2,736,974
Commitments and contingencies (Note 11)
Common stock, $0.01 par value; 160,000,000 shares authorized; 95,065,638 shares issued at September 30, 2026 and December 31, 2025; 44,645,504 and 45,996,087 shares outstanding at September 30, 2026 and December 31, 2025, respectively	951	951
Additional paid-in-capital	406,480	403,927
Accumulated other comprehensive loss	(9,071)	(5,307)
Treasury stock, at cost; 50,420,134 and 49,069,551 shares at September 30, 2026 and December 31, 2025, respectively	(2,688,271)	(2,536,373)
Retained earnings	2,421,669	2,318,031
Total shareholders’ equity	131,758	181,229
Total liabilities and shareholders’ equity	$3,138,934	$2,918,203
The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,554	$306,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,567	42,932
Depreciation and amortization – reimbursable expenses from franchised and managed properties	17,076	14,295
Franchise agreement acquisition cost amortization	30,051	25,020
Impairment of long-lived assets	6,035	—
Gain from an acquisition of a joint venture	—	(100,025)
Gain on sale of assets	—	(713)
Non-cash share-based compensation and other charges	16,841	27,439
Non-cash interest, investments, and affiliate loss (income), net	1,000	(6,131)
Deferred income taxes	(581)	(17,713)
Equity in net loss of affiliates, less distributions received	10,529	16,424
Franchise agreement acquisition costs, net of reimbursements	(103,993)	(62,359)
Change in working capital and other	(48,165)	(60,676)
Net cash provided by operating activities	121,914	184,757
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in other property and equipment	(25,612)	(26,927)
Investments in owned hotel properties	(37,533)	(85,307)
Contributions to investments in affiliates	(20,038)	(90,005)
Issuances of notes receivable	(3,338)	(6,351)
Collections of notes receivable	24,610	3,036
Business acquisition, net of cash acquired	—	(73,395)
Proceeds from the sale of assets	—	52,000
Distributions from sales of affiliates	—	44,617
Other items, net	(1,232)	4,475
Net cash used in investing activities	(63,143)	(177,857)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings pursuant to revolving credit facilities	(228,725)	148,482
Proceeds from the issuance of long-term debt	499,500	—
Proceeds from economic development loans	—	250
Debt issuance costs	(435)	—
Purchases of treasury stock	(166,178)	(112,958)
Dividends paid	(39,325)	(40,194)
Proceeds from the exercise of stock options	2,411	7,488
Net cash provided by financing activities	67,248	3,068
Net change in cash and cash equivalents	126,019	9,968
Effect of foreign exchange rate changes on cash and cash equivalents	(422)	2,438
Cash and cash equivalents, beginning of period	44,997	40,177
Cash and cash equivalents, end of period	$170,594	$52,583

Supplemental disclosure of cash flow information:
Cash payments during the period for
Income taxes, net of refunds and transferable tax credits	$31,355	$75,992
Interest, net of capitalized interest	$81,350	$76,338
Non-cash investing and financing activities
Dividends declared but not paid	$12,812	$13,299
Investments in property, equipment, and intangible assets recognized in accounts payable and accrued expense liabilities	$3,514	$20,441

The accompanying notes are an integral part of these consolidated financial statements.

CHOICE HOTELS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2024	46,856,567	$951	$370,201	$(6,193)	$(2,411,527)	$2,001,297	$(45,271)
Net income	—	—	—	—	—	44,534	44,534
Other comprehensive income, net of tax	—	—	—	63	—	—	63
Share-based payment activity	188,586	—	5,813	—	8,945	—	14,758
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,391)	(13,391)
Treasury purchases	(456,142)	—	—	—	(64,627)	—	(64,627)
Balance as of March 31, 2025	46,589,011	$951	$376,014	$(6,130)	$(2,467,209)	$2,032,440	$(63,934)
Net income	—	—	—	—	—	81,734	81,734
Other comprehensive income, net of tax	—	—	—	2,079	—	—	2,079
Share-based payment activity	29,639	—	11,147	—	1,181	—	12,328
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,304)	(13,304)
Treasury purchases	(355,276)	—	—	—	(45,141)	—	(45,141)
Balance as of June 30, 2025	46,263,374	$951	$387,161	$(4,051)	$(2,511,169)	$2,100,870	$(26,238)
Net income	—	—	—	—	—	179,996	179,996
Other comprehensive (loss), net of tax	—	—	—	(1,557)	—	—	(1,557)
Share-based payment activity	10,060	—	10,614	—	451	—	11,065
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,299)	(13,299)
Treasury purchases	(1,619)	—	—	—	(193)	—	(193)
Balance as of September 30, 2025	46,271,815	$951	$397,775	$(5,608)	$(2,510,911)	$2,267,567	$149,774

	Common Stock - Shares Outstanding	Common Stock - Par Value	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock	Retained Earnings	Total
Balance as of December 31, 2025	45,996,087	$951	$403,927	$(5,307)	$(2,536,373)	$2,318,031	$181,229
Net income	—	—	—	—	—	20,304	20,304
Other comprehensive loss, net of tax	—	—	—	(2,869)	—	—	(2,869)
Share-based payment activity	229,675	—	3,854	—	4,757	—	8,611
Dividends declared ($0.2875 per share)	—	—	—	—	—	(13,115)	(13,115)
Treasury purchases	(608,404)	—	—	—	(56,733)	—	(56,733)
Balance as of March 31, 2026	45,617,358	$951	$407,781	$(8,176)	$(2,588,349)	$2,325,220	$137,427
Net income	—	—	—	—	—	64,338	64,338
Other comprehensive loss, net of tax	—	—	—	(1,728)	—	—	(1,728)
Share-based payment activity	31,280	—	2,271	—	3,354	—	5,625
Dividends declared ($0.2875 per share)	—	—	—	—	—	(12,989)	(12,989)
Treasury purchases	(469,198)	—	—	—	(50,495)	—	(50,495)
Balance as of June 30, 2026	45,179,440	$951	$410,052	$(9,904)	$(2,635,490)	$2,376,569	$142,178
Net income	—	—	—	—	—	57,912	57,912
Other comprehensive income, net of tax	—	—	—	833	—	—	833
Share-based payment activity	18,648	—	(3,572)	—	6,316	—	2,744
Dividends declared ($0.2875 per share)	—	—	—	—	—	(12,812)	(12,812)
Treasury purchases	(552,584)	—	—	—	(59,097)	—	(59,097)
Balance as of September 30, 2026	44,645,504	$951	$406,480	$(9,071)	$(2,688,271)	$2,421,669	$131,758
(1) Accumulated other comprehensive income (loss) relates entirely to foreign currency items. There were no amounts reclassified from accumulated other comprehensive income (loss) during the nine months ended September 30, 2026 and 2025.

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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 eliminates all references to the software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. ASU 2025-06 is effective for the annual reporting period beginning after December 15, 2027, including the interim periods within that annual reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on the Company's consolidated financial statements.
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
The following table summarizes the significant changes in the contract liabilities balances during the period from December 31, 2025 to September 30, 2026:

(in thousands)
Balance as of December 31, 2025	$220,340
Increases to the contract liability balance due to cash received	108,974
Revenue recognized in the period	(92,808)
Balance as of September 30, 2026	$236,506
Remaining Performance Obligations
The aggregate amount of the transaction price that is allocated to unsatisfied, or partially unsatisfied, performance obligations was $236.5 million as of September 30, 2026. This amount represents the fixed transaction price that will be recognized as revenue in future periods, which is presented as current and non-current deferred revenue in the consolidated balance sheets.
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
The loyalty points represent a performance obligation attributable to the usage of the points, and thus the revenues are recognized at the point in time when the loyalty points are redeemed by the members for benefits (with both franchisees and third-party partners), net of the cost of redemptions. The loyalty net revenues, inclusive of adjustments to the estimated redemption rates, were $28.7 million and $31.8 million for the three months ended September 30, 2026 and 2025, respectively, and $81.6 million and $88.5 million for the nine months ended September 30, 2026 and 2025, respectively.

3.    Receivables and Allowance for Credit Losses
Notes Receivable
The Company has provided financing in the form of notes receivable loans to franchisees in order to support the development of hotel properties in strategic markets. The Company's credit quality indicator is the level of security in the note receivable.
The following table summarizes the composition of the notes receivable balances by credit quality indicator and the allowance for credit losses:

(in thousands)	September 30, 2026	December 31, 2025
Senior	$58,276	$98,257
Subordinated	32,028	13,356
Unsecured	3,027	4,044
Total notes receivable	$93,331	$115,657
Less: allowance for credit losses	8,737	8,481
Total notes receivable, net of allowance for credit losses	$84,594	$107,176
Current portion, net of allowance for credit losses	$55,906	$94,686
Long-term portion, net of allowance for credit losses	$28,688	$12,490
The following table summarizes the amortized cost basis of the notes receivable by the year of origination and credit quality indicator:

(in thousands)	2026	2025	2024	2023	2022	Prior	Total
Senior	$—	$—	$43,076	$—	$—	$15,200	$58,276
Subordinated	—	3,136	—	3,506	—	25,386	32,028
Unsecured	—	359	130	—	—	2,538	3,027
Total notes receivable	$—	$3,495	$43,206	$3,506	$—	$43,124	$93,331
The following table summarizes the activity related to the Company’s notes receivable allowance for credit losses:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$8,481	$7,331
Provision for credit losses	256	1,150
Ending balance	$8,737	$8,481
As of September 30, 2026 and December 31, 2025, three note receivable loans with senior credit quality indicators met the definition of collateral-dependent and are collateralized by the membership interests in the borrowing entities, the associated land parcel, or the operating hotel. The Company used both a market approach that uses quoted market prices and an income approach that uses discounted cash flows to value the underlying collateral. The Company reviewed the borrower's financial statements, economic trends, industry projections for the market, and comparable sales capitalization rates, which represent significant inputs to the cash flow projections. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy because they are unobservable inputs which are significant to the overall fair value. Based on the Company's analysis, the fair value of the collateral secures substantially all of the carrying value of the respective note receivable loans. The allowance for credit losses attributable to the collateral-dependent note receivable loans was $4.6 million as of both September 30, 2026 and December 31, 2025.

The following table summarizes the past due balances by credit quality indicator of the notes receivable:

(in thousands)	1- 30 days Past Due	31-89 days Past Due	> 90 days Past Due	Total Past Due	Current	Total Notes Receivable
As of September 30, 2026
Senior	$—	$—	$48,229	$48,229	$10,047	$58,276
Subordinated	—	—	—	—	32,028	32,028
Unsecured	—	—	204	204	2,823	3,027
	$—	$—	$48,433	$48,433	$44,898	$93,331
As of December 31, 2025
Senior	$—	$—	$42,900	$42,900	$55,357	$98,257
Subordinated	—	—	—	—	13,356	13,356
Unsecured	—	—	404	404	3,640	4,044
	$—	$—	$43,304	$43,304	$72,353	$115,657
The amortized cost basis of the notes receivable in a non-accrual status was $42.9 million as of both September 30, 2026 and December 31, 2025.
Variable Interest through Notes Receivable
The Company has issued notes receivable loans to certain entities that have created variable interests in the associated borrowers totaling $81.7 million and $103.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities ("VIEs"). For collateral-dependent loans, the Company has no exposure to the borrowing VIE beyond the respective note receivable and the limited commitments which are addressed in Note 11.
Transactions with Unconsolidated Affiliates
The Company has extended loans to various unconsolidated affiliates or members of our unconsolidated affiliates. The Company had a total principal balance on these loans of $42.5 million and $65.3 million as of September 30, 2026 and December 31, 2025, respectively.
Accounts Receivable
Accounts receivable consists primarily of franchise and related fees due from the hotel franchisees and are recorded at the invoiced amount.
During the nine months ended September 30, 2026, the Company recognized provisions for credit losses on accounts receivable of $26.0 million in selling, general and administrative expenses, and $20.4 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the year ended December 31, 2025, the Company recognized provisions for credit losses on accounts receivable of $20.2 million in selling, general and administrative expenses, and $15.0 million in reimbursable expenses from franchised and managed properties, in the consolidated statements of income. During the nine months ended September 30, 2026, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $14.9 million. During the year ended December 31, 2025, the Company recorded write-offs, net of recoveries, through the accounts receivable allowance for credit losses of $29.6 million.
4.    Investments in Affiliates
The Company has equity method investments in affiliates primarily related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets.

As of September 30, 2026 and December 31, 2025, the Company had total investments in affiliates in the consolidated balance sheets of $139.7 million and $135.0 million, respectively, which included investments in affiliates that represent VIEs of $139.2 million and $134.4 million, respectively. The Company has determined that it is not the primary beneficiary of any of these VIEs, however the Company does exercise significant influence through its equity ownership and as a result, the investments in these affiliates are accounted for under the equity method of accounting. During the three months ended September 30, 2026 and 2025, the Company recognized losses totaling $6.9 million and $10.9 million, respectively, from these investments that represent VIEs. During the nine months ended September 30, 2026 and 2025, the Company recognized losses totaling $14.3 million and $12.8 million, respectively, from these investments that represent VIEs. The Company's maximum exposure to losses related to its investments in the VIEs is limited to the total of its respective equity investment as well as certain limited payment guaranties, which are described in Note 11 to these consolidated financial statements.
On August 31, 2026, the Company sold its 50% equity interest in CS Hotel West Orange, LLC to the remaining member. For the three and nine months ended September 30, 2026, the Company recognized a loss on sale of $3.8 million in equity in net loss of affiliates in the consolidated statements of income.

On July 10, 2025, the Company entered into a joint venture agreement to develop and operate Everhome Suites in certain strategic markets (the "Joint Venture"). The Company contributed $71.6 million in cash to the Joint Venture in exchange for an equity ownership interest. The Company concluded that the Joint Venture represents a VIE. The Company determined that it is not the primary beneficiary of the VIE, however the Company does exercise significant influence through its equity ownership and as a result, the Company's investment in the Joint Venture is accounted for under the equity method of accounting and reported within investments in affiliates in the consolidated balance sheets.

In 2025, subsequent to the formation of the Joint Venture, the following transactions were completed:
•The Joint Venture entered into a loan facility for up to $500 million. In connection with the loan facility, the Company has provided a limited payment guarantee, which applies to all hotel projects funded by the loan facility, with the applicable guaranteed amount being determined on a hotel project by hotel project basis. The Company’s obligation under the limited payment guarantee with respect to any hotel project is effective upon the earlier of (a) the hotel's opening date or (b) 18 months after the date on which construction first started for the hotel. The maximum exposure to losses related to this limited payment guarantee is described in Note 11 to these consolidated financial statements.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recognized no impairment charges related to its equity method investments.

5.    Debt
Debt consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
$500 million senior unsecured term loan due 2029 ("2026 Term Loan") with an effective interest rate of 4.95%, less a discount and deferred issuance costs of $0.9 million at September 30, 2026	$499,091	$—
$400 million senior unsecured notes due 2029 ("2019 Senior Notes") with an effective interest rate of 3.88%, less a discount and deferred issuance costs of $1.9 million and $2.4 million at September 30, 2026 and December 31, 2025, respectively	398,095	397,643
$450 million senior unsecured notes due 2031 ("2020 Senior Notes") with an effective interest rate of 3.86%, less a discount and deferred issuance costs of $2.6 million and $3.1 million at September 30, 2026 and December 31, 2025, respectively	447,367	446,910
$600 million senior unsecured notes due 2034 ("2024 Senior Notes") with an effective interest rate of 6.11%, less a discount and deferred issuance costs of $9.2 million and $10.1 million at September 30, 2026 and December 31, 2025, respectively	590,816	589,936
$1 billion senior unsecured revolving credit facility due 2029 with an effective interest rate of 5.01%, less deferred issuance costs of $2.2 million and $2.8 million at September 30, 2026 and December 31, 2025, respectively	239,886	469,783
Economic development loans with an effective interest rate of 3.00% at September 30, 2026 and December 31, 2025	1,850	1,850
Total long-term debt	$2,177,105	$1,906,122
2026 Term Loan
On August 28, 2026, the Company entered into a $500.0 million senior unsecured term loan with a maturity date of August 28, 2029 (the "2026 Term Loan"), which has an optional one-year extension that can be requested by the Company prior to the initial maturity date. The extension option is subject to the consent of the lenders and certain customary conditions. The 2026 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date.
The Company may elect to have the 2026 Term Loan bear interest at a rate equal to (i) the secured overnight financing rate (subject to a 0.00% floor) plus a margin of 125 basis points, or (ii) a base rate plus a margin of 25 basis points.

The credit agreement governing the 2026 Term Loan (the "Term Loan Credit Agreement") requires that the Company comply with various covenants, including restrictions on liens, incurring indebtedness, making dividends, stock repurchases, investments, and completing mergers and/or asset sales. The Term Loan Credit Agreement has financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0, and a consolidated leverage ratio of not more than 4.5 to 1.0, which may be increased to 5.5 to 1.0 on up to two nonconsecutive occasions for up to four consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. As long as the Company maintains an Investment Grade Rating, as defined in the Term Loan Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.

The Term Loan Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest, and other obligations of the Company under the Term Loan Credit Agreement to be immediately due and payable.

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
Level 3 - Unobservable inputs, supported by little or no market data available, where the reporting entity is required to develop its own assumptions to determine the fair value of the instrument. The Company does not currently have any assets recorded at fair value on a recurring basis whose fair value was determined using Level 3 inputs and there were no transfers of Level 3 assets during the nine months ended September 30, 2026 and during the year ended December 31, 2025.
The Company recognized the following assets at fair value on a recurring basis in the consolidated balance sheets:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of September 30, 2026
Mutual funds(1)	$53,696	$53,696	$—	$—
Money market funds(1)	3,422	—	3,422	—
Total	$57,118	$53,696	$3,422	$—
As of December 31, 2025
Mutual funds(1)	$47,713	$47,713	$—	$—
Money market funds(1)	4,281	—	4,281	—
Total	$51,994	$47,713	$4,281	$—
(1) The current assets at fair value noted above are presented in prepaid expenses and other current assets in the consolidated balance sheets. The long-term assets at fair value noted above are presented in investments for employee benefit plans, at fair value in the consolidated balance sheets.
Other Financial Instruments Disclosure

The Company believes that the fair values of its current assets and current liabilities approximate their reported carrying amounts due to the short-term nature of these items. In addition, the interest rates on the senior unsecured revolving credit facility and the 2026 Term Loan adjust frequently based on current market interest rates; therefore, the Company believes the carrying amount approximates the fair value.
The fair values of the Company's senior unsecured notes are classified as Level 2 because the significant inputs are observable in an active market. Refer to Note 5 for additional information on debt. As of September 30, 2026 and December 31, 2025, the carrying amounts and the fair values were as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Senior Notes due 2029	$398,095	$374,888	$397,643	$389,612
2020 Senior Notes due 2031	$447,367	$409,838	$446,910	$428,963
2024 Senior Notes due 2034	$590,816	$575,586	$589,936	$612,612
The fair value estimates are determined at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. The settlement of such fair value amounts may not be possible or a prudent management decision.

7.    Income Taxes
The Company's effective income tax rates were 22.8% and 14.7% for the three months ended September 30, 2026 and 2025, respectively. The Company's effective income tax rates were 25.5% and 19.3% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rates for the three and nine months ended September 30, 2026 were higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by the impact of federal income tax credits. The effective income tax rates for the three and nine months ended September 30, 2025 were lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and federal income tax credits, which were partially offset by the impact of state income taxes.
8.    Share-Based Compensation
The components of the Company’s share-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options	$128	$814	$880	$3,128
Restricted stock	1,582	3,318	7,748	9,648
Performance vested restricted stock units	1,125	7,076	6,743	19,800
Total share-based compensation expense	$2,835	$11,208	$15,371	$32,576
A summary of the share-based award activity during the nine months ended September 30, 2026 is presented below:

	Stock Options			Restricted Stock		Performance Vested Restricted Stock Units
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	695,083	$110.98		343,165	$138.02	444,811	$138.89
Granted	—	—		172,769	107.76	135,539	151.07
Performance-based leveraging (1)	—	—		—	—	(3,196)	174.65
Exercised/vested	(93,822)	84.10		(198,245)	141.92	(139,241)	145.87
Expired	(3,592)	120.78		—	—	—	—
Forfeited	(3,080)	134.51		(42,501)	130.18	(45,809)	142.83
Outstanding as of September 30, 2026	594,589	$115.04	5.13 years	275,188	$117.85	392,104	$139.87
Options exercisable as of September 30, 2026	537,008	$114.97	4.92 years
(1) Revisions to the outstanding performance vested restricted stock units ("PVRSUs") during the nine months ended September 30, 2026 are based on the Company's performance relative to the targeted performance conditions in the respective PVRSUs.
The fair value of the restricted stock and the PVRSUs with performance conditions that were granted during the nine months ended September 30, 2026 was equal to the market price of the Company’s common stock on the date of the grant. The fair value of the PVRSUs with market conditions that are based on the Company’s total shareholder return relative to a predetermined peer group was estimated using a Monte Carlo simulation method as of the date of the grant. The requisite service periods for the restricted stock and the PVRSUs were between 9 months and 48 months.

9.    Earnings Per Share
The Company’s shares of restricted stock contain rights to receive nonforfeitable dividends and thus are participating securities that require the computation of basic earnings per share using the two-class method. The shares of restricted stock are both potential shares of common stock and participating securities so the Company calculates diluted earnings per share by using the more dilutive of the treasury stock method or the two-class method. The calculation of earnings per share for the net income available to common shareholders excludes the distribution of dividends and the undistributed earnings attributable to the participating securities from the numerator. The diluted earnings per share includes stock options, PVRSUs, and restricted stock units ("RSUs") in the calculation of the weighted average shares of common stock outstanding.
The computation of basic and diluted earnings per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$57,912	$179,996	$142,554	$306,264
Income allocated to participating securities	(163)	(857)	(524)	(1,478)
Net income available to common shareholders	$57,749	$179,139	$142,030	$304,786
Denominator:
Weighted average shares of common stock outstanding – basic	44,748	46,050	45,216	46,226
Basic earnings per share	$1.29	$3.89	$3.14	$6.59

Numerator:
Net income	$57,912	$179,996	$142,554	$306,264
Income allocated to participating securities	(163)	(857)	(524)	(1,478)
Net income available to common shareholders	$57,749	$179,139	$142,030	$304,786
Denominator:
Weighted average shares of common stock outstanding – basic	44,748	46,050	45,216	46,226
Dilutive effect of stock options, PVRSUs, and RSUs	328	411	281	496
Weighted average shares of common stock outstanding – diluted	45,076	46,461	45,497	46,722
Diluted earnings per share	$1.28	$3.86	$3.12	$6.52
The following securities have been excluded from the calculation of the diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Stock options	290	202	290	128
PVRSUs	6	38	6	38
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
Our Chief Executive Officer, who is our chief operating decision maker ("CODM"), utilizes budgeted and forecasted financial information as well as industry metrics, such as revenue per available room ("RevPAR"), occupancy, and average daily room rate, to assess the performance and to make resource allocation decisions. The CODM does not use assets by operating segment when assessing the performance or when making operating segment resource allocation decisions and therefore, assets by segment are not disclosed below.
The following tables present the financial information for the Company's segments:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$417,583	$44,922	$(4,177)	$458,328	$413,237	$37,611	$(3,508)	$447,340
Other segment items (1)	221,857	86,933	(4,177)	304,613	211,307	81,365	(3,508)	289,164
Depreciation and amortization	9,283	7,650	—	16,933	8,723	7,037	—	15,760
Contract termination costs	—	24,268	—	24,268	—	—	—	—
Impairment of long-lived assets	—	6,035	—	6,035	—	—	—	—
Operating income (loss)	186,443	(79,964)	—	106,479	193,207	(50,791)	—	142,416
Reconciliation of segment profit or loss:
Interest expense				25,575				23,490
Interest income				(998)				(1,435)
Gain from an acquisition of a joint venture				—				(100,025)
Gain on sale of assets				—				(713)
Other gains, net				(7)				(721)
Equity in net loss of affiliates				6,866				10,904
Income before income taxes				$75,043				$210,916

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(in thousands)	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated	Hotel Franchising & Management	Corporate & Other	Intersegment Eliminations	Consolidated
Revenues	$1,134,791	$116,198	$(11,324)	$1,239,665	$1,113,262	$103,239	$(9,858)	$1,206,643
Other segment items (1)	690,342	209,126	(11,324)	888,144	635,380	191,244	(9,858)	816,766
Depreciation and amortization	28,390	22,177	—	50,567	23,424	19,508	—	42,932
Contract termination costs	—	24,268	—	24,268	—	—	—	—
Impairment of long-lived assets	—	6,035	—	6,035	—	—	—	—
Operating income (loss)	416,059	(145,408)	—	270,651	454,458	(107,513)	—	346,945
Reconciliation of segment profit or loss:
Interest expense				73,796				67,468
Interest income				(3,304)				(4,450)
Gain from an acquisition of a joint venture				—				(100,025)
Gain on sale of assets				—				(713)
Other gains, net				(5,410)				(5,659)
Equity in net loss of affiliates				14,334				11,035
Income before income taxes				$191,235				$379,289

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
Contingencies
The Company entered into various limited payment guaranties with regards to the Company’s VIEs in order to support its efforts to develop and own hotels that are franchised under the Company’s brands. Under these limited payment guaranties, the Company has agreed to guarantee a portion of the outstanding debt until certain conditions are met, such as (a) the loan matures, (b) certain debt covenants are achieved, (c) the maximum amount guaranteed by the Company is paid in full, or (d) the Company, through its affiliates, ceases to be a member of the VIE. As of September 30, 2026, the maximum unrecorded exposure of the principal associated with these limited payment guaranties was $40.8 million, plus unpaid expenses and accrued but unpaid interest. The Company believes the likelihood of having to perform under these guaranties is remote. In the event of performance, the Company has recourse for certain of the guaranties in the form of partial guaranties from third parties.

Commitments
The Company had the following outstanding commitments as of September 30, 2026:
•As part of the acquisition of Radisson Hotels Americas in August 2022, the Company entered into a long-term management arrangement, with an expiration date of July 31, 2031, to manage hotels owned by a third-party. As of September 30, 2026, the Company managed seven hotels pursuant to the long-term management arrangement. In conjunction with the management arrangement, the Company entered into a guarantee with the third-party to fund any shortfalls in the payment of the third-party owner’s priority that is stipulated in the management agreement. As of September 30, 2026, no liability was recognized in the consolidated balance sheets. For the nine months ended September 30, 2026, the Company recognized no guarantee payments in selling, general and administrative expenses in the consolidated statements of income. As of September 30, 2026, the maximum unrecorded exposure of the guarantee was $18.2 million.
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
•The Company has committed to purchase transferable production tax credits generated by qualified solar energy facilities. As of September 30, 2026, the Company has a remaining commitment of approximately $179 million through 2036. The Company’s commitments are contingent upon the satisfaction of certain legal and contractual conditions from the sellers, and the continued availability of the credits under federal tax laws. The Company expects to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense each year.
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
Chief Executive Officer Transition Post-Employment Benefits
The Company previously announced a leadership transition whereby Patrick Pacious stepped down as the Company’s President & Chief Executive Officer, effective May 20, 2026, and transitioned to serving as an advisor to the Company through August 31, 2026. In connection with the leadership transition, the Company and Mr. Pacious entered into a transition and separation agreement, pursuant to which Mr. Pacious was entitled to post-employment benefits, including cash severance, continued equity award vesting, and other benefits. For the three and nine months ended September 30, 2026, the Company recognized

$2.5 million and $2.7 million, respectively, of post-employment benefits in selling, general and administrative expenses in the consolidated statements of income.
Contract Termination Costs
The Company entered into an agreement, effective September 16, 2026, to terminate an arrangement whereby the Company had, amongst other rights, an option to acquire 100% of the outstanding shares of a European hospitality business. During the three and nine months ended September 30, 2026, the Company recognized a contract termination cost of $24.3 million in contract termination costs in the consolidated statements of income. The contract termination cost is included in the Corporate & Other segment in Note 10.
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
During the nine months ended September 30, 2026, the Company recognized transaction and transition costs of $0.6 million in business combination, diligence and transition costs in the consolidated statements of income. The Company did not recognize any transaction and transition costs during the three months ended September 30, 2026. During both the three and nine months ended September 30, 2025, the Company recognized transaction and transition costs of $1.5 million in business combination, diligence and transition costs in the consolidated statements of income.
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

Nine Months Ended
(in thousands)	September 30, 2025
Revenues	$1,222,972
Net income (1)	$204,397
(1) The gain on the previously held 50% equity interest in Choice Hotels Canada is excluded from the pro forma results of operations.
Choice Hotels Canada Results of Operations
The Company's consolidated statements of income include Choice Hotels Canada's results of operations since the July 2, 2025 acquisition date. Choice Hotels Canada contributed $16.0 million and $7.7 million in total revenues and net income, respectively, for the three months ended September 30, 2026. Choice Hotels Canada contributed $36.8 million and $14.9 million in total revenues and net income, respectively, for the nine months ended September 30, 2026. Choice Hotels Canada contributed $13.2 million and $5.9 million in total revenues and net income, respectively, for both the three and nine months ended September 30, 2025.
Goodwill
The $86.2 million of goodwill recognized is primarily attributable to the value that the Company expects to realize from the existing customer base, cost synergies, and new agreements signed with new franchisees and developers. The goodwill for the Transaction is fully attributable to the Hotel Franchising & Management reportable segment and is not deductible for tax purposes.
The following table summarizes the carrying amount of the Company's goodwill, including the goodwill arising from the acquisition of Choice Hotels Canada, as of September 30, 2026.

(in thousands)
Goodwill, excluding goodwill arising from the Choice Hotels Canada acquisition	$227,765
Goodwill arising from the Choice Hotels Canada acquisition	86,194
Effect of foreign currency translation	(3,713)
Total goodwill, gross carrying amount	310,246
Accumulated impairment losses	(7,578)
Goodwill, net carrying amount	$302,668
13. Impairment of Long-lived Assets
During the three and nine months ended September 30, 2026, the Company identified indicators of impairment for two owned hotels operating under the Radisson RED and Cambria brands, each of which represents its own long-lived asset group. The Company assessed the recoverability of these asset groups and determined that the carrying values exceeded the fair values. The Company estimated the fair values of these assets using a market approach that utilizes market participant data, which resulted in an impairment loss of $6.0 million recognized in impairment of long-lived assets in the consolidated statements of income and included within the Corporate & Other segment in Note 10. These nonrecurring fair value measurements are classified as Level 3 in the fair value measurement hierarchy.
14. Subsequent Events
On October 1, 2026, the Company acquired 100% of Harvest Hosts, LLC ("Harvest Hosts") for a purchase price of approximately $130.0 million, subject to customary adjustments related to working capital and cash. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. Harvest Hosts is a subscription-based information service provider that connects recreational vehicle travelers with a small business host for overnight parking. Due to the close proximity of the Harvest Hosts acquisition date and the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, the initial accounting for the acquisition is incomplete as of the filing date. The initial accounting for the acquisition will be included in the Company's Annual Report on Form 10-K for the annual period ended December 31, 2026.
On October 2, 2026, the Company sold a Cambria hotel for a purchase price of $27.7 million. On October 22, 2026, the Company sold a Radisson RED hotel for a purchase price of $8.0 million. Prior to the sale transactions, the Cambria hotel and the Radisson RED hotel were reported within property and equipment in the consolidated balance sheets. Due to the close proximity of the settlement dates and the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, the accounting for the sale transactions is incomplete as of the filing date. The accounting for the sale transactions will be included in the Company's Annual Report on Form 10-K for the annual period ended December 31, 2026.
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
Overview
We are primarily a hotel franchisor operating in 49 states, the District of Columbia, and 50 countries and territories. As of September 30, 2026, we had 7,604 hotels with 660,614 rooms open and operating, and 847 hotels with 78,229 rooms under construction, awaiting conversion or approved for development, or committed to future franchise development on outstanding master development agreements (collectively, "pipeline") in our global system. Our brand names include Clarion®, Clarion Pointe®, Comfort®, Country Inn & Suites® by Radisson, Sleep Inn®, Quality®, Park Inn® by Radisson®, Everhome Suites®, WoodSpring Suites®, MainStay Suites®, Suburban Studios®, Radisson Blu®, Park Plaza®, Cambria® Hotels, Ascend Collection®, Radisson RED®, Radisson Individuals®, Radisson®, Radisson Collection®, Radisson Inn & Suites™, Econo Lodge®, and Rodeway Inn®.
The hotel franchising business represents the Company's primary operations. The Company's U.S. operations are conducted through direct franchising relationships, the ownership of 19 open and operating hotels, and the management of 13 hotels (inclusive of four owned hotels), while its international franchise operations are conducted through a combination of direct franchising and master franchising relationships. Master franchising relationships are governed by master franchising agreements which generally provide the master franchisee with the right to use our brands and sub-license the use of our brands in a specific geographic region, usually for a fee. As a result of our master franchise relationships and international market conditions, our revenues are primarily concentrated in the U.S. Therefore, our description of our business is primarily focused on the U.S. operations.
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
In addition to our hotel franchising business, we have also developed or acquired 19 open and operating hotels. We have strategically developed hotels to increase the presence of our newly introduced brands in the U.S., drive greater guest satisfaction and brand preference, and ultimately increase the number of franchise agreements awarded. When developing hotels, we seek key markets with strong growth potential that will deliver strong operating performance and improve the recognition of our brands. Our hotel development and ownership efforts currently focus on the Cambria Hotels and Everhome Suites brands. We believe our owned hotels provide us the opportunity to support and accelerate the growth of these brands. We do not anticipate owning hotels on a permanent basis and we expect to target dispositions to a franchisee encumbered with a long-term Choice franchise agreement in the future.
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
Due to the seasonal nature of the Company’s hotel franchising and management business and the multi-year investments required to support the franchise operations, quarterly and/or annual surpluses or deficits may be generated. During the three months ended September 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $19.9 million and $14.8 million, respectively. During the nine months ended September 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $92.1 million and $44.2 million, respectively.
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

Operations Review
Comparison of the Operating Results for the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,
(in thousands)	2026	2025
REVENUES
Franchise and management fees	$203,667	$193,777
Partnership services and fees	28,341	28,868
Owned hotels	38,064	33,167
Other	15,320	22,094
Revenue for reimbursable costs from franchised and managed properties	172,936	169,434
Total revenues	458,328	447,340
OPERATING EXPENSES
Selling, general and administrative	81,275	79,610
Contract termination costs	24,268	—
Business combination, diligence and transition costs	3,214	1,494
Depreciation and amortization	16,933	15,760
Owned hotels	27,312	23,792
Reimbursable expenses from franchised and managed properties	192,812	184,268
Total operating expenses	345,814	304,924
Impairment of long-lived assets	(6,035)	—
Operating income	106,479	142,416
OTHER EXPENSES AND (INCOME), NET
Interest expense	25,575	23,490
Interest income	(998)	(1,435)
Gain from an acquisition of a joint venture	—	(100,025)
Gain on sale of assets	—	(713)
Other gains, net	(7)	(721)
Equity in net loss of affiliates	6,866	10,904
Total other expenses and (income), net	31,436	(68,500)
Income before income taxes	75,043	210,916
Income tax expense	17,131	30,920
Net income	$57,912	$179,996
Results of Operations
For the three months ended September 30, 2026, the Company recognized income before income taxes of $75.0 million, which is a $135.9 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to a $35.9 million decrease in operating income and a $100.0 million decrease in gain from an acquisition of a joint venture, both of which were partially offset by a $4.0 million decrease in equity in net loss of affiliates.
Operating income decreased $35.9 million primarily due to a $24.3 million increase in contract termination costs, a $6.8 million decrease in other revenues, a $6.0 million increase in impairment of long-lived assets, a $5.0 million increase in the net reimbursable deficit from franchised and managed properties, and a $1.7 million increase in selling, general and administrative expenses, all of which were partially offset by a $9.9 million increase in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $9.9 million primarily due to a $5.4 million increase in U.S. royalty fees, a $5.2 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, and a $2.7 million increase in international royalty fees, all of which were partially offset by a $2.8 million decrease in initial franchise fees.

U.S. royalty fees increased $5.4 million to $132.1 million for the three months ended September 30, 2026 from $126.7 million for the three months ended September 30, 2025. The increase in U.S. royalty fees was primarily due to a 3.8% increase in U.S. system-wide RevPAR as a result of a 1.0% increase in average daily rates and a 160 basis points increase in occupancy during the current period, and a system-wide 8 basis points increase in the average royalty rate from 5.15% for the three months ended September 30, 2025 to 5.23% for the three months ended September 30, 2026. The U.S. system-wide RevPAR during the three months ended September 30, 2026 includes a FIFA World Cup-related impact of 40 basis points.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	Three Months Ended			Three Months Ended			Change
	September 30, 2026			September 30, 2025
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$159.98	62.7%	$100.37	$157.79	62.9%	$99.31	1.4%	(20)	bps	1.1%
Midscale & Upper Midscale (2)	105.47	61.7%	65.11	104.61	60.1%	62.86	0.8%	160	bps	3.6%
Extended Stay (3)	69.56	72.3%	50.29	66.77	71.0%	47.37	4.2%	130	bps	6.2%
Economy (4)	74.12	51.4%	38.13	73.48	50.1%	36.83	0.9%	130	bps	3.5%
Total	$100.99	61.9%	$62.56	$99.99	60.3%	$60.28	1.0%	160	bps	3.8%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, MainStay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway Inn brands.
A summary of the U.S. hotels and rooms by brand in our franchise system as of September 30, 2026 and 2025 was as follows:

	September 30, 2026		September 30, 2025		Variance
	Hotels	Rooms	Hotels	Rooms	Hotels	%	Rooms	%
Ascend Hotel Collection	244	39,410	232	38,221	12	5.2%	1,189	3.1%
Cambria Hotels	79	10,546	77	10,520	2	2.6%	26	0.2%
Radisson (1)	55	10,920	51	9,694	4	7.8%	1,226	12.6%
Comfort (2)	1,640	128,161	1,659	130,014	(19)	(1.1)%	(1,853)	(1.4)%
Quality Inn	1,560	111,849	1,584	114,784	(24)	(1.5)%	(2,935)	(2.6)%
Country	393	31,704	404	32,435	(11)	(2.7)%	(731)	(2.3)%
Sleep Inn	407	28,216	409	28,588	(2)	(0.5)%	(372)	(1.3)%
Clarion (3)	189	18,924	181	18,368	8	4.4%	556	3.0%
Park Inn	23	1,832	10	1,000	13	130.0%	832	83.2%
WoodSpring Suites	300	36,115	275	33,130	25	9.1%	2,985	9.0%
MainStay Suites	149	10,806	139	10,049	10	7.2%	757	7.5%
Suburban Studios	121	9,992	115	9,536	6	5.2%	456	4.8%
Everhome Suites	32	3,679	22	2,526	10	45.5%	1,153	45.6%
Econo Lodge	571	33,048	610	35,477	(39)	(6.4)%	(2,429)	(6.8)%
Rodeway Inn	418	23,013	433	23,965	(15)	(3.5)%	(952)	(4.0)%
Total U.S. Franchises	6,181	498,215	6,201	498,307	(20)	(0.3)%	(92)	—%
(1) Includes the Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes the Comfort family of brand extensions, including Comfort Inn and Comfort Suites.
(3) Includes the Clarion family of brand extensions, including Clarion and Clarion Pointe.
International royalty fees increased $2.7 million to $17.3 million for the three months ended September 30, 2026 from $14.6 million for the three months ended September 30, 2025. The increase in international royalty fees was primarily due to an increase in the international franchise system size by 109 hotels (from 1,314 hotels as of September 30, 2025 to 1,423 hotels as of September 30, 2026) and 11,029 rooms (from 151,370 rooms as of September 30, 2025 to 162,399 rooms as of September 30, 2026) and an increase in international RevPAR.

Other Revenues
Other revenues decreased $6.8 million primarily due to a decrease in liquidated damages resulting from the early termination of franchise agreements.
Selling, General and Administrative
Selling, general and administrative expenses increased $1.7 million primarily due to a $4.7 million increase in the provision for credit losses in accounts receivable, a $4.5 million increase in non-recurring operational restructuring and executive severance expense, both of which were partially offset by a $2.4 million decrease in share-based compensation expense, a $1.5 million decrease in costs related to the global enterprise resource planning ("ERP") system implementation, and decreases in other general costs to operate the franchising business.
Contract Termination Costs
Contract termination costs increased $24.3 million due to a one-time cost incurred in connection with terminating an agreement to acquire a European hospitality business operating primarily under a lease-based model during the three months ended September 30, 2026. The contract termination reflects the Company's focus on directing its capital toward opportunities that are aligned with the Company's asset-light franchising strategy.
Impairment of Long-lived Assets
Impairment of long-lived assets increased $6.0 million due to the Company identifying indicators of impairment for two owned hotels, which resulted in an impairment loss of $6.0 million during the three months ended September 30, 2026.
Gain from an Acquisition of a Joint Venture
During the three months ended September 30, 2025, the Company recognized a $100.0 million gain on the fair value remeasurement of its previously held 50% equity investment in Choice Hotels Canada as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.
Equity in Net Loss of Affiliates
Equity in net loss of affiliates decreased $4.0 million due to the recognition of $6.5 million of non-recurring joint venture formation transaction costs associated with the Company entering into a new joint venture agreement, and a new loan facility, to develop and operate Everhome Suites in certain strategic markets during the three months ended September 30, 2025, and a $1.3 million net increase in the equity earnings from our unconsolidated affiliates, all of which were partially offset by a loss on sale of $3.8 million as a result of the Company selling its 50% equity interest in CS Hotel West Orange, LLC to the remaining member during the three months ended September 30, 2026.
Income Tax Expense
The Company’s effective income tax rates were 22.8% and 14.7% for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the three months ended September 30, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by the impact of federal income tax credits. The effective income tax rate for the three months ended September 30, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and federal income tax credits, which were partially offset by the impact of state income taxes.

Comparison of the Operating Results for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
REVENUES
Franchise and management fees	$540,834	$515,931
Partnership services and fees	81,749	81,313
Owned hotels	103,393	91,255
Other	53,525	57,937
Revenue for reimbursable costs from franchised and managed properties	460,164	460,207
Total revenues	1,239,665	1,206,643
OPERATING EXPENSES
Selling, general and administrative	255,474	243,118
Contract termination costs	24,268	—
Business combination, diligence and transition costs	3,986	1,940
Depreciation and amortization	50,567	42,932
Owned hotels	76,420	67,271
Reimbursable expenses from franchised and managed properties	552,264	504,437
Total operating expenses	962,979	859,698
Impairment of long-lived assets	(6,035)	—
Operating income	270,651	346,945
OTHER EXPENSES AND (INCOME), NET
Interest expense	73,796	67,468
Interest income	(3,304)	(4,450)
Gain from an acquisition of a joint venture	—	(100,025)
Gain on sale of assets	—	(713)
Other gains, net	(5,410)	(5,659)
Equity in net loss of affiliates	14,334	11,035
Total other expenses and (income), net	79,416	(32,344)
Income before income taxes	191,235	379,289
Income tax expense	48,681	73,025
Net income	$142,554	$306,264
Results of Operations
For the nine months ended September 30, 2026, the Company recognized income before income taxes of $191.2 million, which is a $188.1 million decrease from the same period in the prior year. The decrease in income before income taxes was primarily due to a $76.3 million decrease in operating income, a $100.0 million decrease in gain from an acquisition of a joint venture, a $6.3 million increase in interest expense, and a $3.3 million increase in equity in net loss of affiliates.
Operating income decreased $76.3 million primarily due to a $47.9 million increase in the net reimbursable deficit from franchised and managed properties, a $24.3 million increase in contract termination costs, a $12.4 million increase in selling, general and administrative expenses, a $7.6 million increase in depreciation and amortization, and a $6.0 million increase in impairment of long-lived assets, all of which were partially offset by a $24.9 million increase in franchise and management fees.
The primary reasons for these fluctuations are described in more detail below.
Franchise and Management Fees
Franchise and management fees increased $24.9 million primarily due to a $14.3 million increase in international royalty fees, a $12.3 million increase in revenues generated from programs, platforms, and services associated with the Company's franchise operations, and a $2.8 million increase in U.S. royalty fees, all of which were partially offset by a $5.8 million decrease in initial franchise fees.

U.S. royalty fees increased $2.8 million to $345.3 million for the nine months ended September 30, 2026 from $342.5 million for the nine months ended September 30, 2025. The increase in U.S. royalty fees was primarily due to a 1.3% increase in U.S. system-wide RevPAR as a result of a 0.1% increase in average daily rates and a 60 basis points increase in occupancy during the current period, and a system-wide 10 basis points increase in the average royalty rate from 5.12% for the nine months ended September 30, 2025 to 5.22% for the nine months ended September 30, 2026.
A summary of the operating performance for the Company's U.S. franchised hotels, organized by chain scale, was as follows:

	Nine Months Ended			Nine Months Ended			Change
	September 30, 2026			September 30, 2025
	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy	RevPAR	Average Daily Rate	Occupancy		RevPAR
Upscale & Above (1)	$152.95	57.7%	$88.32	$150.61	57.7%	$86.96	1.6%	—	bps	1.6%
Midscale & Upper Midscale (2)	100.73	57.1%	57.47	100.66	56.4%	56.79	0.1%	70	bps	1.2%
Extended Stay (3)	68.47	70.0%	47.90	66.66	70.0%	46.68	2.7%	—	bps	2.6%
Economy (4)	70.68	47.9%	33.84	71.65	48.0%	34.40	(1.4)%	(10)	bps	(1.6)%
Total	$96.48	57.6%	$55.61	$96.39	57.0%	$54.91	0.1%	60	bps	1.3%
(1) Includes Ascend Hotel Collection, Cambria, Park Plaza, Radisson, Radisson Blu, Radisson Individuals, and Radisson RED brands.
(2) Includes Clarion, Comfort Inn, Comfort Suites, Country Inn & Suites, Park Inn, Quality Inn, and Sleep Inn brands.
(3) Includes Everhome Suites, MainStay Suites, Suburban Studios, and WoodSpring Suites brands.
(4) Includes Econo Lodge and Rodeway Inn brands.
International royalty fees increased $14.3 million to $43.3 million for the nine months ended September 30, 2026 from $29.0 million for the nine months ended September 30, 2025. The increase in international royalty fees was primarily due to an increase in the size of the international franchise system, an increase in royalty fees as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada, and an increase in international RevPAR.
Selling, General and Administrative
Selling, general and administrative expenses increased $12.4 million primarily due to a $13.6 million increase in the provision for credit losses in accounts receivable, a $2.5 million increase in expenses to operate Choice Hotels Canada during the nine months ended September 30, 2026, a $2.8 million increase in non-recurring operational restructuring and executive severance expense, and increases in other general costs to operate the franchising business, all of which were partially offset by a $5.3 million decrease in share-based compensation expense, a $3.2 million decrease in costs related to the global ERP system implementation, and a $2.0 million decrease in operating guarantee payments for a portfolio of managed hotels which was acquired in connection with the Company's purchase of Radisson Hotels Americas.
Contract Termination Costs
Contract termination costs increased $24.3 million due to a one-time cost incurred in connection with terminating an agreement to acquire a European hospitality business operating primarily under a lease-based model during nine months ended September 30, 2026. The contract termination reflects the Company's focus on directing its capital toward opportunities that are aligned with the Company's asset-light franchising strategy.
Depreciation and Amortization
Depreciation and amortization expense increased $7.6 million primarily due to a $4.1 million increase in amortization expense for intangible assets as a result of the acquisition of the remaining 50% equity interest in Choice Hotels Canada in July 2025 and a $3.4 million increase in depreciation expense related to the opening of seven owned hotels.
Impairment of Long-lived Assets
Impairment of long-lived assets increased $6.0 million due to the Company identifying indicators of impairment for two owned hotels, which resulted in an impairment loss of $6.0 million during the nine months ended September 30, 2026.
Gain from an Acquisition of a Joint Venture
During the nine months ended September 30, 2025, the Company recognized a $100.0 million gain on the fair value remeasurement of its previously held 50% equity investment in Choice Hotels Canada as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025.

Equity in Net Loss of Affiliates
Equity in net loss of affiliates increased $3.3 million primarily due to a loss on sale of $3.8 million as a result of the Company selling its 50% equity interest in CS Hotel West Orange, LLC to the remaining member during the nine months ended September 30, 2026, a $4.2 million net decrease in the equity earnings from our unconsolidated affiliates, and a $1.8 million decrease in the equity earnings as a result of acquiring the remaining 50% equity interest in Choice Hotels Canada in July 2025, all of which were partially offset by the recognition of $6.5 million of non-recurring joint venture formation transaction costs associated with the Company entering into a new joint venture agreement, and a new loan facility, to develop and operate Everhome Suites in certain strategic markets during the nine months ended September 30, 2025.

Interest Expense

Interest expense increased $6.3 million primarily due to increased borrowings. Refer to the discussion in the Liquidity and Capital Resources section in MD&A for more information.

Income Tax Expense
The Company's effective income tax rates were 25.5% and 19.3% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the nine months ended September 30, 2026 was higher than the U.S. federal income tax rate of 21.0% primarily due to the impact of state income taxes and tax expense related to compensation, which were partially offset by the impact of federal income tax credits. The effective income tax rate for the nine months ended September 30, 2025 was lower than the U.S. federal income tax rate of 21.0% primarily due to the impact of a $100.0 million non-taxable gain from an acquisition of a joint venture and federal income tax credits, which were partially offset by the impact of state income taxes.

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
As of September 30, 2026, the Company's primary sources of liquidity consisted of $927.5 million in cash and cash equivalents and available borrowing capacity under the senior unsecured revolving credit facility. As of September 30, 2026, the Company was in compliance with all of its financial covenants under its credit agreements and the Company expects to remain in such compliance. The Company believes that its cash on hand, available borrowing capacity under the senior unsecured revolving credit facility, cash flows from operations, and access to additional capital in the debt markets will provide sufficient liquidity to meet the expected future operating, investing, and financing needs of the business.
Our board of directors authorized a program which permits us to offer investment and guaranty support to qualified franchisees, and to acquire or develop and then resell hotels to incentivize franchise development of our brands in strategic markets. We primarily engage in these investment and guaranty support activities to encourage acceleration of the growth of our Cambria Hotels and Everhome Suites brands. With respect to these activities, the Company had approximately $652.0 million of investments in the Cambria Hotels and Everhome Suites brands reflected in the consolidated balance sheet as of September 30, 2026. The Company is generally targeting to recycle these investments within a five year period, and expects our outstanding investments to not exceed $1.2 billion at any point in time based on the current board of directors' authorization. The deployment and annual pace of future investment and guaranty support activities will depend upon market and other conditions, including among others, our franchise sales results, the environment for new construction hotel development, and the hotel lending environment. The Company expects the Cambria Hotels and Everhome Suites brands development investments to continue to decline in future periods, as both brands approach scale milestones.
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
The Company has historically generated cash flows from operating activities that are in excess of the capital needed to invest in growth opportunities and to service debt obligations. As a result, the Company maintains a share repurchase program and typically pays a quarterly dividend. As of September 30, 2026, the Company had 1.3 million shares remaining under the current share repurchase authorization. The projected 2026 annual dividend rate is $1.15 per share or approximately $52.3 million in aggregate dividend payments. Future dividends are subject to declarations by our board of directors.
Cash Flows from Operating Activities
During the nine months ended September 30, 2026 and 2025, the net cash provided by operating activities was $121.9 million and $184.8 million, respectively. Our operating cash flows decreased $62.8 million primarily due to an increase in contract termination costs, an increase in franchise agreement acquisition cost payments, and an increase in the net reimbursable deficit from franchised and managed properties, all of which were partially offset by a decrease in deferred income taxes and the timing of working capital items.
In conjunction with brand and development programs, we strategically make certain franchise agreement acquisition cost payments to franchisees as an incentive to enter into new franchise agreements or perform-designated improvements to properties under existing franchise agreements. If the franchisee remains in the franchise system in good standing over the term specified in the incentive agreement, then the Company forgives the incentive ratably. If the franchisee exits our franchise system or is not operating their franchise in accordance with our quality or credit standards and is terminated, then the franchisee must repay the unamortized franchise agreement acquisition cost payment plus interest to the Company. During the nine months ended September 30, 2026 and 2025, the Company's net franchise agreement acquisition costs were $104.0 million and $62.4 million, respectively.
The Company’s franchise agreements require the payment of marketing and reservation fees to be used by the Company for the expenses associated with providing franchise services such as national marketing, media advertising, and central reservation systems. Additionally, the Company's management agreements include cost reimbursements, primarily related to the payroll costs at the managed hotels where the Company is the employer. These activities are reflected in revenue for reimbursable costs from franchised and managed properties and reimbursable expenses from franchised and managed properties. During the nine months ended September 30, 2026 and 2025, reimbursable expenses from franchised and managed properties exceeded revenue for reimbursable costs from franchised and managed properties by $92.1 million and $44.2 million, respectively.
Cash Flows from Investing Activities
The net cash used in investing activities was $63.1 million and $177.9 million for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, investments in owned hotel properties totaled $37.5 million and $85.3 million, respectively. These investments related to the ongoing hotel development efforts to support the continued growth of the Cambria Hotels and Everhome Suites brands. During the nine months ended September 30, 2026 and 2025, investments in other property and equipment totaled $25.6 million and $26.9 million, respectively. These investments primarily related to leasehold improvements, office equipment, and capitalized software.
The Company has equity method investments in affiliates related to the Company's program to offer equity support to qualified franchisees to develop and operate Cambria Hotels and Everhome Suites branded-hotels in strategic markets. During the nine months ended September 30, 2026 and 2025, the Company invested $20.0 million and $90.0 million, respectively, to support these efforts. During the nine months ended September 30, 2025, the Company received distributions from these affiliates totaling $44.6 million. During the nine months ended September 30, 2025, the Company received net cash proceeds of $52.0 million from the sale of four wholly-owned Everhome Suites under construction to a joint venture. Refer to Note 4 for more information.
The Company provides financing to franchisees for hotel development efforts and other purposes in the form of notes receivable loans. The loans bear interest and are expected to be repaid in accordance with the terms of the loan agreements. During the nine months ended September 30, 2026, the Company issued $3.3 million in notes receivable loans and received $24.6 million in notes receivable loan repayments. During the nine months ended September 30, 2025, the Company issued $6.4 million in notes receivable loans and received $3.0 million in notes receivable loan repayments.
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

Debt
Senior Unsecured Revolving Credit Facility
On June 28, 2024, the Company entered into a Second Amended and Restated Senior Unsecured Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement increased the commitments under the senior unsecured revolving credit facility (the "Revolver") to $1 billion and extended the maturity date of the Revolver to June 28, 2029, subject to optional one-year extensions that can be requested by the Company prior to each of the third, fourth, and fifth anniversaries of the closing date of the Restated Credit Agreement.
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
The Restated Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Company under the Restated Credit Agreement to be immediately due and payable. As of September 30, 2026, the Company maintained a total leverage ratio of 3.26x, including outstanding debt of approximately $239.9 million on the senior unsecured revolving credit facility. The Company was in compliance with all financial covenants under the Restated Credit Agreement.
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

Term Loan Due 2029
On August 28, 2026, the Company entered into a $500.0 million senior unsecured term loan with a maturity date of August 28, 2029 (the "2026 Term Loan"), which has an optional one-year extension that can be requested by the Company prior to the initial maturity date. The extension option is subject to the consent of the lenders and certain customary conditions. The 2026 Term Loan and all accrued but unpaid interest must be repaid in full on the maturity date.
The Company may elect to have the 2026 Term Loan bear interest at a rate equal to (i) the secured overnight financing rate (subject to a 0.00% floor) plus a margin of 125 basis points, or (ii) a base rate plus a margin of 25 basis points.

The credit agreement governing the 2026 Term Loan (the "Term Loan Credit Agreement") requires that the Company comply with various covenants, including restrictions on liens, incurring indebtedness, making dividends, stock repurchases, investments, and completing mergers and/or asset sales. The Term Loan Credit Agreement has financial covenants which require the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0, and a consolidated leverage ratio of not more than 4.5 to 1.0 which may be increased to 5.5 to 1.0 on up to two nonconsecutive occasions for up to four consecutive fiscal quarters commencing with the fiscal quarter in which certain material acquisitions are consummated. As long as the Company maintains an Investment Grade Rating, as defined in the Term Loan Credit Agreement, then the Company will not need to comply with the consolidated fixed charge coverage ratio covenant.

The Term Loan Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest, and other obligations of the Company under the Term Loan Credit Agreement to be immediately due and payable.

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
2025 Economic Development Loans
The Company entered into certain economic development agreements with various governmental entities in conjunction with the relocation of its corporate headquarters in November 2023. In accordance with these agreements, as of September 30, 2026, the governmental entities advanced $1.9 million to the Company to offset a portion of the corporate headquarters relocation and tenant improvement costs in consideration of the employment of permanent, full-time employees within the jurisdictions. The Company has been advanced the full amounts that were due pursuant to these agreements, and these advances bear interest at a rate of 3% per annum.
Repayment of the advances is contingent upon the Company achieving certain performance conditions, which are measured annually on December 31st and primarily relate to maintaining certain levels of employment within the various jurisdictions. If the Company fails to meet an annual performance condition, then the Company may be required to repay a portion or all of the advances including accrued interest by April 1st following the measurement date. Any outstanding advances at the expiration of the Company's corporate headquarters lease in 2035 will be forgiven in full. The advances are presented in debt in the Company's consolidated balance sheets until the Company determines that the future performance conditions have been met over the entire term of the agreement and the Company will not be required to repay the advances. The Company accrues interest on the portion of the advances that it expects to repay. The Company is in compliance with all applicable current performance conditions as of September 30, 2026.
Dividends
During the nine months ended September 30, 2026, the Company paid $39.3 million in cash dividends. Based on the current per share dividend amount and our outstanding share count, the aggregate annual cash dividends for the year ended December 31, 2026 is projected to be $1.15 per share or approximately $52.3 million in aggregate dividend payments.
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
Share Repurchases & Redemptions
The Company has a share repurchase program. Treasury stock activity is recorded at cost in the consolidated balance sheets. During the nine months ended September 30, 2026, the Company repurchased 1.4 million shares of its common stock under the share repurchase program at a total cost, including accrued excise tax, of $151.1 million. As of September 30, 2026, the Company had 1.3 million shares remaining under the current share repurchase authorization.
During the nine months ended September 30, 2026, the Company redeemed 0.2 million shares of common stock at a total cost of $20.7 million from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were outside the share repurchase program. During the nine months ended September 30, 2026, the Company received proceeds of $2.4 million from stock options exercised by employees.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in the consolidated financial statements and the accompanying footnotes. We have discussed the estimates that we believe are critical because they involve a higher degree of judgment in their application and are based on information that is inherently uncertain in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the nine months ended September 30, 2026, there were no material changes to the critical accounting estimates that were previously disclosed.
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
Several factors could cause our actual results, performance or achievements to differ materially from those expressed in or contemplated by the forward-looking statements. Such risks include, but are not limited to, changes to general, U.S. and foreign economic conditions, including access to liquidity and capital; changes in consumer demand and confidence, including consumer discretionary spending and the demand for travel, transient and group business; the timing and amount of future dividends and share repurchases; future U.S. or global outbreaks of epidemics, pandemics or contagious diseases or fear of such outbreaks, and the related impact on the global hospitality industry, particularly but not exclusively the U.S. travel market; changes in law and regulation applicable to the travel, lodging or franchising industries, including with respect to the status of our relationship with employees of our franchisees; the potential impact of changes in laws and regulations generally, or the interpretation thereof, including, without limitation, those relating to taxes, wages, labor and immigration; foreign currency fluctuations; changes in global interest rates and rate differentials; variability and unpredictability in trade relations, sanctions, tariffs or other trade controls; governmental action or inaction relating to the federal budget, including funding lapses and government shutdowns; impairments or declines in the value of our assets; our assumptions underlying our critical accounting estimates; operating risks common in the travel, lodging or franchising industries; changes to the desirability of our brands as viewed by hotel operators and customers; changes to the terms or termination of our contracts with franchisees and our relationships with our franchisees; our ability to keep pace with improvements in technology utilized for our marketing and reservation systems and other operating systems; our ability to grow our franchise system; exposure to risks related to our hotel development, financing, franchise agreement acquisition costs and ownership activities; exposures to risks associated with our investments in new businesses; fluctuations in the supply and demand for hotel rooms; our ability to realize anticipated benefits from acquired businesses; impairments or losses relating to acquired businesses; the level of acceptance of alternative growth strategies we may implement; the impact of inflation; information technology, cyber security and data breach risks; introduction and integration of artificial intelligence technologies; climate change; our sustainability strategy; ownership and financing activities; hotel closures or financial difficulties of our franchisees; operating risks associated with our international operations; political instability, geopolitical conflicts and terrorism; labor shortages; the outcome of litigation; our ability to effectively manage our indebtedness and secure our indebtedness; and the integration and performance of Harvest Hosts following our acquisition. These and other risk factors are discussed in detail in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates and the impact of fluctuations in foreign currencies on the Company's foreign investments and operations. The Company manages its exposure to these market risks through the monitoring of its available financing alternatives, including in certain circumstances, the use of derivative financial instruments. We are also subject to risk from changes in debt and equity prices from our non-qualified retirement savings plan investments in debt securities and common stock, which have a carrying value of $57.1 million and $52.0 million as of September 30, 2026 and December 31, 2025, respectively, and are accounted for as trading securities. The Company will continue to monitor the exposure in these areas and make the appropriate adjustments as market conditions dictate.
As of September 30, 2026, the Company had $742.1 million of variable interest rate debt instruments outstanding at an effective interest rate of 4.97%. A hypothetical change of 10% in the Company’s effective interest rate from the September 30, 2026 levels would increase or decrease annual interest expense by $3.7 million. The Company generally expects to refinance its fixed and variable long-term debt obligations prior to their scheduled maturities.
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
An evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth the purchases and redemptions of Choice Hotels International, Inc. common stock made by the Company during the nine months ended September 30, 2026. Refer to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Period	Total Number of Shares Purchased or Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs, End of Period
January 1, 2026 through January 31, 2026	34,216	$97.21	33,529	2,723,234
February 1, 2026 through February 28, 2026	63,475	110.37	2,600	2,720,634
March 1, 2026 through March 31, 2026	510,714	101.40	438,445	2,282,189
April 1, 2026 through April 30, 2026	124,763	105.41	124,763	2,157,426
May 1, 2026 through May 31, 2026	211,094	105.58	210,655	1,946,771
June 1, 2026 through June 30, 2026	133,341	112.92	133,341	1,813,430
July 1, 2026 through July 31, 2026	186,485	110.13	186,485	1,626,945
August 1, 2026 through August 31, 2026	266,883	105.95	206,279	1,420,666
September 1, 2026 through September 30, 2026	99,216	103.66	99,216	1,321,450
Total	1,630,187	$105.33	1,435,313	1,321,450
(1) In 1998, the Company instituted a share repurchase program. On March 11, 2024, the Company’s board of directors approved an increase of 5.0 million shares in the number of shares authorized to be repurchased under its share repurchase program. During the nine months ended September 30, 2026, the Company redeemed 194,874 shares of common stock from employees to satisfy the stock option exercise price and the statutory minimum tax-withholding requirements related to the exercising of stock options and the vesting of performance vested restricted stock units and restricted stock grants. These redemptions were not part of the share repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes, for the third quarter of 2026, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement"), or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Shames Family Foundation (1)	Adopted (August 24, 2026)	Rule 10b5-1 trading arrangement	Sale	Expires August 21, 2027	8,000
(1) Ervin R. Shames, a director of the Company, serves as a trustee of the Shames Family Foundation.

Other than as set forth above, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the period covered by this quarterly report.

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

10.1(e)
Senior Unsecured Credit Agreement, dated August 28, 2026, among Choice Hotels International, Inc., Wells Fargo Bank, National Association, as administrative agent, the other agents party thereto and a syndicate of lenders

10.2(f)†	Amended and Restated Non-Competition, Non-Solicitation & Severance Benefit Agreement, dated August 31, 2026, between Choice Hotels International, Inc. and Dominic E. Dragisich

10.3*†	Amendment to the Choice Hotels International, Inc. 2025 Long-Term Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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
(e) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated August 28, 2026, filed August 28, 2026.
(f) Incorporated by reference to the identical document filed as an exhibit to Choice Hotels International, Inc.'s Current Report on Form 8-K dated August 30, 2026, filed August 31, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICE HOTELS INTERNATIONAL, INC.

November 2, 2026	By:	/s/ DOMINIC E. DRAGISICH
Dominic E. Dragisich
Chief Executive Officer

CHOICE HOTELS INTERNATIONAL, INC.

November 2, 2026	By:	/s/ SCOTT E. OAKSMITH
Scott E. Oaksmith
Chief Financial Officer